Form 10-Q
period 2005-06-30
TFM SA DE CV
filed 2005-08-22
CIK 1055294

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                      to
Commission File Number 333-08322
TFM, S.A. de C.V.
(Exact name of Company as specified in its charter)

Mexico (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

Av. Periférico Sur No. 4829, 4to Piso Col. Parques del Pedregal 14010 México, D.F. México (Address of Principal Executive Offices)
(5255) 5447-5836
(Company’s telephone number, including area code)
No Changes
(Former name, former address and former fiscal year, if changed since last report.)
Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑                 No ☐
Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                 No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                 No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

TFM, S.A. DE C.V. AND SUBSIDIARIES
FORM 10-Q
JUNE 30, 2005

TFM, S.A. DE C.V. AND SUBSIDIARIES
FORM 10-Q
JUNE 30, 2005
PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
Introductory comments
The consolidated financial statements included herein have been prepared by TFM, S.A. de C.V. (the “Company,” “TFM,” “we,” or “our”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 20-F for the year ended December 31, 2004 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Consolidated financial statements included in the Company’s Annual Report on Form 20-F were prepared in accordance with International Financial Reporting Standards (“IFRS”), which vary in certain significant respects from U.S. GAAP. Reconciliation of these differences were included in the footnotes to our consolidated financial statements included in the Company’s Annual report, on Form 20-F.
Due to the acquisition of Grupo Transportación Ferroviaria Mexicana, S.A. de C.V., or Grupo TFM, by Kansas City Southern (KCS) on April 1, 2005, as mentioned in note 3, and the effects of the push down accounting to TFM, the consolidated financial statements included herein are not comparable to the financial statements for periods prior to April 1, 2005. The Company’s consolidated financial statements are separated between “Sucessor” and “Predecessor” to reflect the Company’s results and financial position before and after the change in control. For the three months ended June 30, 2005, the consolidated financial statements include the effects of the push down of the purchase accounting allocation of the Company by KCS, as more fully described in note 4. Accordingly, results for the interim periods are not indicative of the results expected for the full year.

TFM, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions of US dollars)
(Unaudited)

	Successor	Predecessor
	June 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$17.2	$14.2
Accounts receivable — net	107.6	104.7
Related company receivable	39.7	31.6
Other accounts receivable — net	35.7	59.9
Materials and supplies — net	21.3	21.7
Other current assets	19.7	7.0

Total current assets	241.2	239.1

Non current assets:
Property, machinery and equipment — net	588.5	558.7
Concession value — net	1,370.2	1,082.2
Investment	9.2	8.1
Deferred charges	22.6	23.3
Other assets	31.6	6.2
Goodwill	19.8	—
Deferred tax assets	108.5	250.4

Total assets	$2,391.6	$2,168.0

Liabilities and stockholders ´equity
Current liabilities:
Short-term debt and capital lease due within one year	$74.2	$66.7
Interest payable	10.3	4.1
Accounts payable	119.7	116.5
Related company payable	2.9	3.9
Other current liabilities	20.6	6.7

Total short-term liabilities	227.7	197.9

Non current liabilities:
Long-term debt	825.2	840.2
Deferred statutory profit sharing liability	4.9	—
Other non-current liabilities	62.3	25.2

Total long-term liabilities	892.4	865.4

Total liabilities	1,120.1	1,063.3

Minority interest	(1.2)	(0.9)

Stockholders’ equity:
Capital stock	1,758.9	1,758.9
Receivable under agreements with parent	(661.1)	(661.1)
Treasury shares	(256.1)	(256.1)
Additional paid in capital	191.9	(21.4)
Retained earnings	239.1	285.3

Total stockholders’ equity	1,272.7	1,105.6

Total liabilities and stockholders’ equity	$2,391.6	$2,168.0

See accompanying notes to these consolidated financial statements.

TFM, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions of US dollars, except per share amounts)
(Unaudited)

	Successor	Predecessor
	Three months	Three months	Three months	Six months
	ended June 30,	ended March 31,	ended June 30,	ended June 30,
	2005	2005	2004	2004

Transportation revenues	$184.1	$170.1	$184.9	$352.4

Costs and expenses:
Salaries, wages and employee benefits	31.2	28.8	30.3	60.6
Purchased services	33.8	37.2	42.2	86.4
Fuel, material and supplies	30.9	24.8	21.7	40.9
Other costs	88.4	31.2	32.3	59.4
Depreciation and amortization	25.6	21.8	22.0	43.9

Total operating expenses	209.9	143.8	148.5	291.2

Operating income (loss)	(25.8)	26.3	36.4	61.2

Interest income	0.3	0.4	0.2	0.2
Interest expense	(28.3)	(27.4)	(28.0)	(55.9)
Exchange gain (loss) — net	4.3	0.2	(4.1)	(4.2)

Net financing cost	(23.7)	(26.8)	(31.9)	(59.9)

Equity earnings in associates	1.1	—	0.5	0.5

Income (loss) before income taxes and minority interest	(48.4)	(0.5)	5.0	1.8
Income tax expense (benefit)	(1.0)	(1.4)	(4.2)	(11.6)

Income (loss) before minority interest	(47.4)	0.9	9.2	13.4
Minority interest	0.2	0.1	0.1	0.2

Net income (loss) for the period	$(47.2)	$1.0	$9.3	$13.6

Net income (loss) per share	$(0.03)	$—	$0.01	$0.01

See accompanying notes to these consolidated financial statements.

TFM, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions of US dollars)
(Unaudited)

	Successor	Predecessor
	Three months	Three months	Six months
	ended June 30,	ended March 31,	ended June 30,
	2005	2005	2004
Operating activities:

Net income (loss)	$(47.2)	$1.0	$13.6
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities :

Depreciation and amortization	25.6	21.8	43.9
Withholding and other taxes	(9.9)	9.7	11.1
Deferred income tax	(1.7)	(1.4)	(22.6)
Deferred statutory profit sharing	38.7	0.5	(4.9)
Provisions for doubtful accounts	2.5	0.2	(0.2)
Deferred financing costs amortization	2.9	1.6	3.2
Non-cash items	0.5	(0.1)	—
Minority interest	(0.2)	(0.1)	0.2
Equity earnings in associates	(1.1)	—	(0.5)
Loss on sale and retirement of property and equipment	3.6	0.7	1.2
Change in assets and liabilities:
Accounts receivable	5.3	(10.9)	(2.7)
Amounts due to related parties	(9.4)	0.3	5.6
Other accounts receivable	21.3	3.0	11.1
Materials and supplies	3.0	(3.6)	(1.1)
Other current assets	(2.5)	(3.0)	(5.3)
Accounts payable and accrued expenses	(9.9)	26.6	(10.9)
Other long-term assets and liabilities	(16.3)	(10.4)	(7.7)

Total adjustments	52.4	34.9	20.4

Net cash provided by operating activities	5.2	35.9	34.0

Investing activities:

Acquisitions of property and equipment	(10.2)	(9.2)	(24.3)
Proceeds from sale of equipment	0.2	0.2	0.3

Net cash used in investing activities	(10.0)	(9.0)	(24.0)

Financing activities:

Proceeds from commercial paper	—	—	10.0
Proceeds from senior notes	460.0	—	—
Payment of senior discount debentures	(443.5)	—	—
Payment of term loan	—	(35.5)	(18.2)
Payments under capital lease obligations	—	(0.1)	(0.1)

Net cash provided by (used in) financing activities	16.5	(35.6)	(8.3)

Increase (decrease) in cash and cash equivalents	11.7	(8.7)	1.7

Cash and cash equivalents:
Cash and cash equivalents at beginning of the period	5.5	14.2	3.6

Cash and cash equivalents at end of the period	$17.2	$5.5	$5.3

See accompanying notes to these consolidated financial statements.

TFM, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in millions of US dollars)
(Unaudited)

		Receivable under	Treasury	Additional	Retained
	Common stock	agreements with parent	shares	paid in capital	earnings	Total
Predecessor

Balance at December 31, 2004	$1,758.9	(661.1)	(256.1)	(21.4)	285.3	1,105.6

Net income (loss) for the period					1.0	1.0

Balance at March 31, 2005	1,758.9	(661.1)	(256.1)	(21.4)	286.3	1,106.6

Successor

Cost of parent shares acquired				213.3		213.3

Net income (loss) for the period					(47.2)	(47.2)

Balance at June 30, 2005	$1,758.9	(661.1)	(256.1)	191.9	239.1	1,272.7

See accompanying notes to these consolidated financial statements.

TFM, S.A. DE C.V. AND SUBSIDIARIES
CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED JUNE 30, 2005 AND 2004
(Amounts in millions of US dollars, except number of shares)
     1. Interim Financial Statements and Basis of Presentation.
          In the opinion of the management of TFM, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of TFM and its subsidiaries as of June 30, 2005 and December 31, 2004, the results of its operations for the three months ended March 31, 2005 and June 30, 2005 and the three and the six months ended June 30, 2004, its cash flows for the three months ended March 31, 2005 and June 30, 2005 and the six months ended June 30, 2004, and its changes in stockholders’ equity for the three months ended March 31, 2005 and June 30, 2005. The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year 2005. For information regarding the Company’s significant accounting policies and estimates, please see note 5 to these condensed notes to the consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.
          Due to the acquisition of Grupo TFM by KCS on April 1, 2005, as mentioned in note 3, and the effects of the push down accounting to TFM, the consolidated financial statements included herein are not comparable to the financial statements for periods prior to April 1, 2005. The Company’s consolidated financial statements are separated between “Sucessor” and “Predecessor” to reflect the Company’s results and financial position before and after the change in control. For the three months ended June 30, 2005, the consolidated financial statements include the effects of the push down of the purchase accounting allocation of the Company by KCS, as more fully described in note 4. Accordingly, results for the interim periods are not indicative of the results expected for the full year.
     2. History and Development of the Company.
          TFM was originally incorporated on November 22, 1996 as Ferrocarril del Noreste, S.A. de C.V. (Northeast Railroad), with its corporate domicile in Monterrey, Nuevo Léon. On May 29, 1997, Ferrocarril del Noreste, S.A. de C.V. changed its name to “TFM, S.A. de C.V.” and its domicile to Mexico, D.F. Such changes were registered in the Public Registry of Property of Mexico, D.F. under folio mercantil 222,305. TFM is a sociedad anónima de capital variable (variable capital corporation) incorporated under Mexican law for a term of 99 years. On December 2, 1996, the Mexican government granted TFM a 50-year concession, renewable subject to certain conditions for additional periods of up to 50 years, to provide freight transportation services over the Northeast Rail Lines, and agreed to transfer to TFM related railroad equipment and other assets as well as 25.0% of the share capital of Mexico Valley Railroad and Terminal (“FTVM”). The concession gives TFM the exclusive right to provide freight transportation services over the Northeast Rail Lines for the initial 30 years of its 50-year concession, subject to the terms and provisions contained in the concession, including provisions for trackage rights to be granted to other Mexican rail operators. TFM has a non-exclusive right to provide such services for the remainder of the term of the concession. TFM commenced operations on June 24, 1997.
          TFM is owned 80.0% by Grupo TFM, comprising 100.0% of TFM’s unrestricted voting shares, and 20.0% by the Mexican government, consisting of restricted voting shares. Grupo TFM acquired its equity interest in TFM in connection with the privatization of the Northeast Rail Lines.
          Grupo TFM, a sociedad anónima de capital variable (variable capital corporation) incorporated under Mexican law on July 12, 1996 for a term of 99 years, was formed by Transportación Marítima Mexicana, S.A. de C.V., or TMM (the predecessor to Grupo TMM, S.A.), Kansas City Southern, or KCS, and Grupo Servia, S.A. de C.V., or Grupo Servia, which was then TMM’s principal shareholder, for the purpose of participating in the privatization of the Mexican railroad system. Grupo TFM is a non-operating holding company, domiciled in Mexico, D.F., its principal asset being the stock of TFM. TMM initially owned 50.2% of the unrestricted voting shares of Grupo TFM, giving TMM voting control of Grupo TFM. In December 1996, Grupo TFM was awarded the right to acquire 80.0% of the outstanding share capital of TFM (representing 100.0% of TFM’s unrestricted voting shares). The acquisition of those shares by Grupo TFM from the Mexican government for a total purchase price of $1,407.1 million was completed on June 23, 1997. At that time, the TFM shares were delivered to Grupo TFM, rolling stock and related railroad assets were delivered by the Mexican government to TFM, and TFM’s concession to operate its rail lines took effect. In connection with the closing of the acquisition, the Mexican government retained a 20.0% equity interest in TFM and acquired through Ferrocarriles Nacionales de México (“FNM”) a 24.6% equity interest in Grupo TFM, in each case consisting of restricted voting shares. In January 2001, Grupo Servia sold its 0.8% equity interest in Grupo TFM to TMM, as a result of which TMM became the owner of 51.0% of Grupo TFM’s unrestricted voting shares. Grupo Servia subsequently was renamed “Grupo TMM, S.A. de C.V.”, and in December 2001, TMM was merged with and into Grupo TMM. Effective September 13, 2002, Grupo TMM, S.A. de C.V. reclassified its Series L Shares into Series A Shares and as a result the name of the company is now “Grupo TMM, S.A.”
          The amount required to consummate the acquisition of TFM from the Mexican government was financed through (1) bank borrowings under senior secured credit facilities and proceeds from the issuance of securities by TFM, (2) proceeds from the sale of Grupo TFM shares to the Mexican government, or the call option shares, and (3) equity capital contributed by TMM, Grupo Servia and KCS. The call option shares have restricted voting rights.
          On March 27, 2002, TFM acquired from Grupo TMM and KCS all of the outstanding stock of Mexrail Inc., or Mexrail. Mexrail owns the northern or U.S. portion of the international rail bridge at Laredo, Texas and all of the capital stock of the Texas Mexican Railway Company, or Tex-Mex. Tex-Mex, a U.S. based short-line railroad that connects The Kansas City Southern Railway Company, or KCSR, with TFM, operates a 521-mile railway between Laredo, Houston and Beaumont, Texas. In May 2003, TFM sold a 51.0% interest in Mexrail to KCS for $32.6 million pursuant to a stock purchase agreement dated April 15, 2003. The Mexrail stock sold by TFM was to remain in an independent voting trust pending approval of the transaction by the U.S. Surface Transportation Board, or STB. Within two years of the date of the Mexrail sale agreement, TFM had the right to repurchase all of the shares from KCS at any time for an amount equal to the purchase price. Such right was unconditional and could be exercised in the sole discretion of TFM by written notice to KCS given by the chairman of TFM and without any other corporate approvals of TFM or Grupo TMM. In August 2003, TFM gave notice to KCS of exercise of its right to repurchase the shares representing an aggregate 51% interest in Mexrail. On September 23, 2003, the STB issued a decision finding no need to rule on the transfer back to TFM of the 51% interest in Mexrail. On September 30, 2003, TFM completed the repurchase of such shares at a purchase price of $32.6 million, which is the same amount received by TFM in May 2003, upon closing of the sale of such shares to KCS. TFM funded this transaction with its existing cash balances. Upon completion of the repurchase, TFM again owned 100% of Mexrail.
     On July 29, 2002, TFM purchased the equity interest of the Mexican government in Grupo TFM, acquired by the Mexican government in connection with the financing of the privatization of our rail lines in June 1997. Until March 31, 2005, Grupo TFM was owned 38.5% by Grupo TMM, 36.9% by KCS and following TFM’s acquisition of the call option shares on July 29, 2002, 24.6% by TFM. For accounting purposes, the shares owned by TFM, excluding the Mexican government’s interest, have been recorded as treasury shares in the amount of
$256.1 million.
     On August 16, 2004, Grupo TMM and KCS agreed that TFM would sell shares representing 51.0% of Mexrail to KCS for approximately $32.7 million. The Mexrail shares were placed in a voting trust pending regulatory approval by the STB of KCS’s common control of Tex-Mex, KCSR, and the Gateway Eastern Railway Company (which is not party to the transaction). On November 29, 2004 the STB approved KCS’s application for authority to control Tex-Mex and the U.S. portion of the international rail bridge at Laredo, Texas. Under the agreement, KCS agreed to purchase the remaining 49% of Mexrail on or before October 31, 2005. KCS further agreed to comply with all prior STB rulings concerning the international bridge between Laredo and Nuevo Laredo, and to operate such bridge under the terms of applicable bridge agreements and protocols.
     On April 1, 2005, KCS and Grupo TMM completed a transaction under which KCS acquired control of Grupo TFM through the purchase of shares of the common stock of Grupo TFM belonging to Grupo TMM, representing a 48.5% effective interest (51% of the shares of Grupo TFM entitled to full voting rights). As a result of this acquisition, KCS has a controlling interest in Grupo TFM and by virtue of Grupo TFM’s ownership interest in TFM, KCS has a controlling interest in TFM.
     Arrendadora TFM, S.A. de C.V., or Arrendadora TFM, TFM’s 98%-owned subsidiary, was incorporated on September 2002 as a sociedad anónima de capital variable (variable capital corporation), under the laws of Mexico for a term of 99 years. Its only operation is the leasing to TFM of the locomotives and cars acquired by TFM through the privatization and subsequently transferred by TFM to Arrendadora TFM.
     Mexico Valley Railroad and Terminal, or FTVM, was incorporated as a sociedad anónima de capital variable (variable capital corporation), under the laws of Mexico. The corporate purpose of the company is to provide railroad services as well as ancillary services, including those related to interchange, switching and haulage services. TFM holds 25.0% of the share capital of this company. The other shareholders of the company, each holding 25.0%, are Ferromex, Ferrosur and the Mexican government.
3.	Change in Control and Loss of Foreign Private Issuer Status.
          On April 1, 2005, KCS and Grupo TMM, completed a transaction under which KCS acquired control of Grupo TFM through the purchase of shares of the common stock of Grupo TFM belonging to Grupo TMM, representing a 48.5% effective interest (51% of the shares of Grupo TFM entitled to full voting rights) for a purchase price of (i) $200 million in cash, (ii) 18,000,000 shares of the common stock of KCS, and (iii) a promissory note in the aggregate principal amount of $47 million, payable subject to the terms of a certain escrow agreement. In addition, upon resolution of the VAT refund claim and the Mexican government’s put claim, KCS may be obligated to pay Grupo TMM up to $110 million payable in a combination of cash and KCS common stock. Grupo TMM is now a shareholder of KCS.
          As a result of the acquisition, KCS has a controlling interest in Grupo TFM, consisting of 75.4% of the outstanding shares (100% of the shares of Grupo TFM entitled to full voting rights). By virtue of Grupo TFM’s ownership interest in TFM, KCS has a controlling interest in TFM.
          As a consequence of the change in control of Grupo TFM and TFM, we have ceased to qualify as a foreign private issuer for purposes of our reporting obligations to the Securities and Exchange Commission, or SEC. We have begun filing current reports on Form 8-K and beginning with this report, quarterly reports on Form 10-Q and annual reports on Form 10-K (beginning with respect to fiscal year 2005) containing financial statements prepared in accordance with U.S. GAAP.
     4.  Push down accounting and allocation of purchase price.
          Our financial statements reflect the effects of the excess purchase price paid by KCS for Grupo TFM in accordance with Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, and the principles of push down accounting. As of June 30, 2005 the Company recognized an amount of $19.8 million for goodwill. The fair value of our assets and liabilities is based on valuations prepared by independent third party appraisal firms, published market prices and management estimates. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized but are reviewed at least annually for impairment. An impairment loss would be recognized to the extent that the carrying amount exceeds the assets’ fair value. Intangible assets with estimable useful lives are amortized on a straight-line basis over their respective useful lives.
           KCS and we completed a preliminary evaluation of the fair value of the assets and liabilities of Grupo TFM and TFM in the second quarter of 2005. In connection with the evaluation of the fair value of our assets and liabilities, certain assets were identified as having little or no value to KCS as the acquiring company. Because KCS acquired only 48.5% of Grupo TFM (or 38.8% of TFM) in this transaction, the allocation of the excess purchase price over the book value of net assets was limited to the acquired percentage. Accordingly, any reduction in the value of an asset of TFM was limited to the acquired percentage and the residual was charged to expense.
           The push down related to the fair value recorded in the excess of KCS purchase price book value of the shares acquired represents an increase to equity ($213.3 million) and such increase was allocated in our assets and liabilities based on their fair value.
          Significant components of the distribution of the $213.3 million adjustment to reflect fair value are as follows:
          – Increase in property, machinery and equipment of $37.2 million
          – Increase in concession value of $311.6 million
          – Reduction in deferred income tax assets of $88.2 million
          – Reduction of deferred employee statutory profit sharing asset of $22.5 million
          – Reduction of other current and noncurrent assets of $44.6 million
          – Goodwill of $19.8 million
           TFM operating expenses include $39.5 million relating to decreases in the basis of certain assets, the most significant of which was the write off of deferred employee statutory profit sharing assets of approximately $35.6 million as a result of recent legal rulings in Mexico. During the three months ended June 30, 2005, the Company also recognized $3.6 million in depreciation and amortization expense related to the increase in basis of tangible assets.
           The following table summarizes the effects of the push down of the additional basis to the assets and liabilities, based on their fair values:

TFM
As of April 1, 2005
(Dollars in millions)

	Historical		After
	cost	Push down	Push down
Current assets	$248.3	$6.3	$254.6
Property, machinery and equipment	556.2	38.3	594.5
Concession	1,071.7	311.5	1,383.2
Other assets	286.6	(72.5)	214.1

Total assets acquired	$2,162.8	$283.6	$2,446.4

Current liabilities	$238.1	$9.4	$247.5
Long-term debt	804.7	9.0	813.7
Other liabilities	14.5	51.9	66.4

Total liabilities acquired	$1,057.3	$70.3	$1,127.6

          The allocation of the purchase price above reflects preliminary estimates to various amounts which are subject to change as KCS and we obtain additional information relating to the fair values of our assets and liabilities. Preliminary purchase price allocation reflects $11.5 million relating to estimated severance and relocation costs. The preliminary allocation of the purchase price does not include any amounts related to certain pre-acquisition contingencies regarding the VAT Claim (see note 13 A) or the Mexican government’s put rights. In addition, the existing excess in the carrying value of KCS’s investment over the book value of Grupo TFM ($13.7 million) was recorded as an addition to property, machinery and equipment, and concession value.
     5. Summary of significant accounting policies.
          Following the acquisition by KCS on April 1, 2005, TFM and its subsidiaries have prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company had previously prepared its consolidated financial statements in accordance with IFRS. The Company continues to evaluate its accounting policies and practices compared to those used by KCS and may make refinements to such policies and practices. The most significant accounting policies are described below.
          a. Consolidation
          The consolidated financial statements include subsidiaries which are fully consolidated from the date on which control is transferred to TFM.
          Subsidiaries
          Subsidiaries are all entities over which TFM has the power to govern the financial and operating policies generally accompanying a shareholding of more than one half of the voting rights. They are de-consolidated from the date that control ceases.
          The cost of an acquisition is measured as the fair value of the assets given, equity instruments issued and liabilities incurred or assumed at the date of exchange, plus costs directly attributable to the acquisition. Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured initially at their fair values at the acquisition date, irrespective of the extent of any minority interest.
          All intercompany transactions, balances and unrealized gains on transactions between group companies are eliminated. Unrealized losses are also eliminated unless the transaction provides evidence of an impairment of the asset transferred. Accounting policies of subsidiaries have been changed where necessary to ensure consistency with the policies adopted by TFM.
          Associates
          Associates are all entities over which TFM has significant influence but not control, generally accompanying a shareholding of between 20% and 50% of the voting rights. Investments in associates are accounted for by the equity method of accounting and are initially recognized at cost.
          TFM’s 25% interest in FTVM is accounted for using the equity method of accounting.
          When TFM’s share of losses in an associate equals or exceeds its interest in the associate, including any other unsecured receivables, the group does not recognize further losses, unless it has incurred obligations or made payments on behalf of the associate.
          Unrealized gains on transactions between TFM and its associates are eliminated to the extent of TFM’s interest in the associates. Unrealized losses are also eliminated unless the transaction provides evidence of an impairment of the asset transferred.
          b. Foreign currency translation
          Although TFM and its subsidiaries are required to maintain their books and records in Mexican pesos (“Ps”) for tax purposes, except Mexrail and its subsidiary until August 2004, TFM and subsidiaries keep records and use the US dollar as their functional and reporting currency as the US dollar is the currency that reflects the economic substance of the underlying events and circumstances relevant to the entity (i.e. historical cost convention).
          Monetary assets and liabilities denominated in Mexican pesos are translated into US dollars using current exchange rates. The difference between the exchange rate on the date of the transaction and the exchange rate on the settlement date, or balance sheet date if not settled, is included in the income statement as a foreign exchange gain/loss. Non-monetary assets or liabilities, capital stock transactions and minority interest originally denominated in Mexican pesos are translated into US dollars using the historical exchange rate at the date of the transaction. Depreciation and amortization of non-monetary assets are recorded using the historical cost in US dollars.
          c. Cash and cash equivalents
          Cash and cash equivalents represent highly liquid interest-bearing deposits and investments with an original maturity of less than three months.
          d. Accounts receivable
          Accounts receivable are carried at original invoice amount less an allowance for these receivables. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on the historical write-off and collection experience and thorough analysis of each case.
          e. Materials and supplies
          Materials and supplies, consisting mainly of fuel and items for maintenance of property, machinery and equipment, are valued at the lower of the average cost and net realizable value.
          f. Concession rights and related assets
          Costs incurred by the Company to acquire the concession rights and related assets were capitalized and are amortized on a straight-line basis over the estimated useful lives of the related assets and rights acquired. The initial purchase price to acquire the concession rights and related assets was allocated to the identifiable assets acquired and liabilities assumed in connection with the privatization process based on their estimated fair value and has been adjusted as described in note 4.
          The assets acquired and liabilities assumed include:
          (i) The tangible assets acquired pursuant to the asset purchase agreement, consisting of locomotives, rail cars and materials and supplies;
          (ii) The rights to utilize the right of way, track structure, buildings and related maintenance facilities of the TFM lines;
          (iii) The 25% equity interest in the company established to operate FTVM facilities; and
          (iv) Capital lease obligations assumed.
          Replacements and improvements to concession assets are capitalized when incurred.

          g. Property, machinery and equipment
          Machinery and equipment acquired through the asset purchase agreement were initially recorded at their estimated fair value. Subsequent acquisitions are stated at cost. Depreciation is calculated using the straight-line method based on the estimated useful lives of the respective fixed assets.
          Concession replacements and improvements are stated at cost. Major repairs and track rehabilitation are capitalized. Amortization is calculated using the straight-line method based on the estimated useful lives of the respective improvements or, the term of the concession, if shorter.
          Recurring maintenance and repair expenditures are charged to operating expenses as incurred. The cost of rebuilding locomotives is capitalized once the expenditure is incurred and is amortized over the period in which benefits are expected to be received (estimated to be eight years).
          h. Deferred income taxes
          Deferred income taxes are provided using the liability method, on temporary differences arising between the tax basis of assets and liabilities and their carrying amounts in the financial statements. Currently enacted tax rates are used in the determination of deferred income tax.
          Deferred tax assets are recognized to the extent that it is more likely than not that future taxable profit, against which the temporary differences can be utilized, will be available.
          Deferred income tax is provided on temporary differences arising on investments in subsidiaries and associates, except where the timing of the reversal of the temporary difference can be controlled and it is probable that the temporary difference will not reverse in the foreseeable future.
          Pending completion of further analysis, all deferred tax assets and liabilities have been shown as non-current.
          i. Employees’ statutory profit sharing
          Employees’ statutory profit sharing is determined at the statutory rate of 10% of taxable income, adjusted as prescribed by Mexican law.
          j. Borrowings
          Borrowings are recognized at the face amount of the debt issued, minus any discount or plus any premium. Borrowings are subsequently stated at amortized cost using the effective yield method. Discounts, premiums and transaction costs associated with the issuance of the debt are amortized and recognized in the income statement as interest expense over the period of the borrowings.
          k. Seniority premiums
          Seniority premiums to which employees are entitled upon termination of employment after 15 years of service are expensed in the years in which the services are rendered. At June 30, 2005 and at December 31, 2004, the Company had a provision of $1.1 million and $1.0 million, respectively, which is included in other non-current liabilities in the consolidated balance sheets.
          Other compensation based on length of service to which employees may be entitled in the event of dismissal, in accordance with the Mexican Federal Law, is charged to expense in the year in which they become payable.
          l. Revenue recognition
          Revenue comprises the fair value for services, net of rebates and discounts and after the elimination of revenue within subsidiaries. Revenue is recognized proportionally as a shipment moves from origin to destination.
          m. Intangible assets and long-lived assets
          The carrying value of intangible assets and long-lived assets are periodically reviewed by the Company and impairments are recognized whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its recoverable amount, which is the higher of an asset’s net selling price and its value in use. For the purpose of assessing impairment, assets are grouped at the lowest levels for which there are separately identifiable cash flows.
          n. Leases
          Leases of property, machinery and equipment where the Company has assumed substantially all of the risks and rewards of ownership are classified as capital leases under SFAS No. 13. Capital leases are capitalized at the inception of the lease at the lower of the fair value of the leased property and the present value of the minimum lease payments. Each lease payment is allocated between the liability and finance charges so as to achieve a constant rate on the finance balance outstanding. The interest element of the finance cost is charged to the income statement over the lease period so as to produce a constant periodic rate of interest on the remaining balance of the liability for each period.
          Leases where the lessor retains a significant portion of the risks and rewards of ownership are classified as operating leases under SFAS No. 13. Payments made under operating leases are charged to the income statement on a straight-line basis over the period of the lease.
          o. Minority interest
          Minority interest reflects Grupo TFM’s 2% ownership in Arrendadora TFM.
          p. Net income (loss) per share
          Net income (loss) per share is calculated based on the weighted average number of shares outstanding during the year. There are no potential dilutive instruments outstanding, therefore basic and diluted earning per share are the same.
          q. Use of estimates
          The preparation of the consolidated financial statements requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.
          r. Accruals
          Based on management’s estimates, accruals for claims from customers for merchandise damaged during transportation, legal claims and property damage claims as a result of derailments are recognized, net of expected insurance recoveries, when TFM has a present legal or constructive obligation as a result of past events and it is probable that an outflow of resources will be required to settle the obligation.
          s. Share capital
            TFM has two series of outstanding capital stock: Series A Shares and Series B Shares, which are divided into subseries A-1 and B-1, which represents the minimum fixed capital of TFM, and subseries A-2 and B-2, which represent the variable portion of the capital stock of TFM, and into three classes, Class I, Class II and Class III. All of the shares of the capital stock of TFM currently outstanding are fully paid and non-assessable. Class III Shares can represent up to 20.0% of the total amount of the capital stock. Class I Shares and Class II Shares are common, full-voting and nominative shares of the capital stock, without par value. Class III Shares are limited voting and nominative shares of the capital stock, without par value.

          Incremental costs directly attributable to the issuance of new shares are shown in equity as a deduction, net of tax, from the proceeds. Incremental costs directly attributable to the issuance of new shares or options, for the acquisition of a business, are included in the cost of acquisition as part of the purchase consideration.
          Where any subsidiary purchases TFM equity share capital (Treasury shares), the consideration paid, including any directly attributable incremental costs (net of income taxes,) is deducted from equity attributable to the equity holders until the shares are cancelled, reissued or disposed of. Where such shares are subsequently sold or reissued, any consideration received, net of any directly attributable incremental transaction costs and the related income tax effects, is included in equity attributable to the equity holders.
          t. Financial instruments and hedging activities
          Derivative financial instruments are initially recognized in the balance sheet at cost and subsequently are recognized at their fair value. The method of recognizing the resulting gain or loss is dependent on the nature of the item being hedged. The Company may occasionally designate certain derivatives as either (1) a hedge of the fair value of a recognized asset or liability (fair value hedge), or (2) a hedge of a forecasted transaction or of a firm commitment (cash flow hedge).
          Changes in the fair value of derivatives that are designated and qualify as fair value hedges and that are highly effective, are recorded in the income statement, along with any changes in the fair value of the hedged asset or liability that is attributable to the hedged risk.
          Changes in the fair value of derivatives that are designated and qualify as cash flow hedges and that are highly effective, are recognized in equity. Where the forecasted transaction or firm commitment results in the recognition of an asset (for example, property, machinery and equipment) or of a liability, the gains and losses previously deferred in equity are transferred from equity and included in the initial measurement of the cost of the asset or liability. Otherwise, amounts deferred in equity are transferred to the income statement and classified as revenue or expense in the same periods during which the hedged firm commitment or forecasted transaction affects the income statement (for example, when the forecasted sale takes place).
          u. Segments
          TFM is organized into one business segment (railways) and operates in one geographical segment (Mexico).
          v. Financial risk management
          (i) Financial risk factors
          TFM enters into financial and commodity derivative instruments as a part of its risk management program including currency exchange contracts, interest rate arrangements and U.S. based fuel futures.
          (ii) Foreign exchange risk
          TFM operates internationally and is exposed to foreign currency exchange rate risk arising from exposure primarily with respect to the Mexican peso. TFM occasionally enters into derivative instruments to cover a portion of this risk.
          These contracts meet TFM’s policy for financial risk management, however, they do not meet the conditions to qualify for hedge accounting. Consequently, the instruments are marked to market and accordingly, gains and losses related to such transactions are recognized in the income statement.

          (iii) Interest-rate risk
          TFM’s income and operating cash flows are substantially independent of changes in market interest rates. The interest rates of the capital leases to which TFM is a lessee are fixed at the inception of the lease. TFM’s policy is to maintain at least 75% of its borrowings in fixed-rate instruments. At year end December 31, 2004 and as of June 30, 2005, 85% and 89%, respectively of borrowings, were at fixed rates.
          (iv) Concentration of risk
          Over 16.7% of TFM’s transportation revenues are generated by the automotive industry, which is made up of a relatively small number of customers. In addition, TFM’s largest customer accounted for approximately 7% of its transportation revenues. TFM performs ongoing credit valuations of its customers’ financial conditions and maintains a provision for allowance of those receivables.
     6. New Accounting Pronouncements.
          In December 2004, the Financial Accounting Standards Board, or FASB, revised SFAS No. 123, Accounting for Stock Based Compensation, or SFAS 123R. The revision established standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. Effective April 21, 2005, SFAS 123R was amended to change the effective date to the first interim or annual reporting period of the registrants first fiscal year beginning after June 15, 2005. The adoption of SFAS 123R is not expected to have a material impact on our consolidated financial statements.
          In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — and interpretation of SFAS No. 143. This Interpretation clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement, or both, are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company is assessing the impact of the interpretation on its financial statements. The Interpretation will require the recording of a cumulative effect of a change in accounting principle in the fourth quarter of 2005, if applicable.

     7. Financing.

	June 30,	December 31,
	2005	2004
Short-term debt:
Current portion of long-term debt:
First Amended and Restated Credit Agreement (1)	$71.2	$66.3
Capital lease	0.4	0.4
Current portion of fair value adjustment arising from push down accounting	2.6	—

Total	$74.2	$66.7

	June 30,	December 31,
	2005	2004
Long-term debt:
Senior notes due 2007 (2)	$150.0	$150.0
Senior discount debentures (3)		443.5
Senior notes due 2012 (4)	178.3	178.1
Senior notes due 2012 (5)	460.0	—
First Amended and Restated Credit Agreement (1)	27.3	67.3
Capital lease	1.2	1.3

	816.8	840.2
Non current portion of fair value adjustment arising from push down accounting	8.4	—

Total	$825.2	$840.2

     In connection with push down accounting (see note 4), adjustments to reflect the fair value of a proportionate amount of the Company’s outstanding debt were recorded as an increase to the carrying value of such debt. Such amounts will be amortized over the remaining term of the respective debt issue as a reduction of interest expense.

          (1) First Amended and Restated Credit Agreement due 2006
          On June 24, 2004 TFM concluded negotiations with its lenders to amend its credit agreement and refinance its commercial paper program and term loan facility. Under the amendment, both facilities were consolidated under a single term loan maturing on September 17, 2006 as set forth in TFM’s First Amended and Restated Credit Agreement. Amounts outstanding under the term loan facility are secured by a first priority conditional pledge on the locomotives and other rolling stock owned by Arrendadora TFM.
          The term loan facility is a two year term loan in the amount of $186.4 million ($162.6 million in US dollars and $23.8 million in pesos). The dollar loan as well as the peso loan are payable in consecutive semi-annual installments beginning in September 2004 and ending in September 2006. The obligations under the term loan facility rank at least pari passu with the other senior unsecured indebtedness.
          The average interest rate for the year ended December 31, 2004 was 4.05% for the dollar portion due 2005 and 4.69% for the dollar portion due 2006, and 10.0% for the peso portion due 2005 and 10.59% for the peso portion due 2006. Interest expense related to the term loan facility amounted to $4.2 million for the year ended December 31, 2004.
          The average interest rate for the three months ended June 30, 2005 was 5.28% for the dollar portion due 2005 and 6.03% for the dollar portion due 2006, and 11.85% for the peso portion due 2005 and 12.58% for the peso portion due 2006. Interest expense related to the term loan facility amounted to $2.2 million for the three months ended June 30, 2005.
          Waiver and Amendment to Credit Agreement
          As of April 18, 2005, TFM entered into a Waiver and Amendment Agreement. The Waiver and Amendment allowed TFM to issue the Senior notes due 2012 in a principal amount in excess of the principal amount of Senior discount debentures outstanding and to use the amount of proceeds from the private placement of the Senior notes due 2012 in excess of the principal amount of the Senior discount debentures outstanding to pay accrued and unpaid interest on the Senior discount debentures repurchased or redeemed, pay the fees of the underwriter associated with the issuance of the Senior notes due 2012 and the tender offer for the Senior discount debentures, pay the premium related to the tender offer and to pay certain other expenses relating to the tender offer and the issuance of the Senior notes due 2012. The Waiver and Amendment also amended the amended and restated credit agreement to allow TFM to borrow up to $25 million from KCS, on a fully subordinated basis.
          (2) Senior notes due 2007
          In June, 1997 the Company issued US dollar denominated securities bearing interest semiannually at a fixed rate of 10.25% and maturing on June 15, 2007. Interest expense related with the Senior notes due 2007 amounted $16.7 million, for the year ended December 31, 2004 and $4.1 million, for the three months ended June 30, 2005.
          (3) Senior discount debentures
          The US dollar denominated Senior discount debentures were sold in June, 1997 at a substantial discount from their principal amount of $443.5 million, and no interest was payable thereon prior to June 15, 2002. Interest expense related to the Senior discount debentures amounted $55.6 million in 2004 and $7.2 million, including $3.9 million of debt retirement costs, for the three months ended June 30, 2005.

          Cash Tender Offer and Concurrent Consent Solicitation, and Call for Redemption
          On April 1, 2005, TFM commenced a cash tender offer for any and all outstanding $443.5 million aggregate principal amount of its 11.75% Senior discount debentures due 2009. On April 20, 2005, TFM accepted for purchase tenders equal to approximately $386.0 million principal amount of the Senior discount debentures. The tender offer expired on April 28, 2005. Concurrently with the tender offer, TFM also solicited consents for amendments to the indenture under which the Senior discount debentures were issued. The consent solicitation expired on April 14, 2005.
          TFM received the requisite consents to amend the indenture for the Senior discount debentures and thereby eliminated substantially all of the restrictive covenants included therein and reduced the minimum prior notice period with respect to a redemption date for outstanding Senior discount debentures from 30 days to 3 days. TFM called for redemption its outstanding Senior discount debentures that were not tendered in TFM’s tender offer and on April 29, 2005, paid an aggregate of $60.0 million, including principal and interest, to the holders of such Senior discount debentures. Therefore, as of June 30, 2005, there are no Senior discount debentures outstanding.
          (4) Senior notes due 2012
          In June, 2002, TFM issued Senior notes for an aggregate principal amount of $180.0 million. The Senior notes are denominated in US dollars, bear interest semi-annually at a fixed rate of 12.50% and mature on June 15, 2012. The Senior notes are redeemable at TFM’s option on or after June 15, 2007, subject to certain limitations. The Senior notes were issued at a discount of $2.5 million, which is being amortized over the term of the notes.
          Interest expense related to the Senior notes due 2012 amounted to $27.3 million, for the year ended December 31, 2004 and $6.2 million, for the three months ended June 30, 2005.
          (5) Senior notes due 2012
          TFM issued $460.0 million principal amount of 9 3/8% Senior notes due 2012, or the 9 3/8% Notes, in April 2005. The 9 3/8% Notes are denominated in US dollars, bear interest semiannually at a fixed rate of 9 3/8% and mature on May 1, 2012. The 9 3/8% Notes are redeemable, at TFM’s option, in whole at any time or in part from time to time, on and after May 1, 2009, upon not less than 30 nor more than 60 days notice. Subject to certain conditions, up to 35% of the principal amount of the 9 3/8% Notes are redeemable prior to May 1, 2008. In addition, the 9 3/8% Notes are redeemable, in whole but not in part, at TFM’s option at 100% of their principal amount, together with accrued interest, in the event of certain changes in the Mexican withholding tax rate.
          Interest expense related to the 9 3/8% Notes amounted to $9.2 million, for the three months ended June 30, 2005.

          In connection with the 9 3/8% Notes, on April 19, 2005, TFM entered into a registration rights agreement with the placement agents engaged in the offering of the 9 3/8% Notes, or the Registration Rights Agreement. Pursuant to the terms of the Registration Rights Agreement, TFM agreed, for the benefit of the holders of the 9 3/8% Notes, at the cost to TFM, to use its reasonable best efforts to:
          (i) file a registration statement with respect to a registered offer to exchange the 9 3/8% Notes for new exchange notes having terms identical in all material respects to the 9 3/8% Notes (except that the exchange notes will not contain transfer restrictions); and
          (ii) complete the registered exchange offer within 270 days after the closing date of the offering of the 9 3/8% Notes of April 19, 2005.
          Promptly after the exchange registration statement has been declared effective, TFM intends to commence the registered exchange offer.
          Interest on each exchange note will accrue from the last interest payment date on which interest was paid on the 9 3/8% Notes surrendered in exchange therefor or, if no interest has been paid on such 9 3/8% Note, from the date of its original issue. Under certain circumstances, TFM would be required to file a shelf registration statement covering resales of the 9 3/8% Notes. If TFM does not complete the registered exchange offer or any required shelf registration statement is not declared effective, as required by the Registration Rights Agreement, additional interest of 0.25% will accrue on the 9 3/8% Notes and exchange notes until such registration defaults have been cured.
          The above description of the Registration Rights Agreement is qualified in its entirety by reference to the terms of the Registration Rights Agreement, filed as Exhibit 4.1 to TFM's Form 8-K filed with the SEC on April 25, 2005.
          Covenants
          The agreements related to the above-mentioned loans include certain affirmative and negative customary covenants and require us to maintain certain financial ratios. TFM and its subsidiaries were in compliance with these covenants as of December 31, 2004 and June 30, 2005.

          Maturity of long-term debt, including unamortized discount but without any future interest payments, is as follows:

June 30,
2005
2006	$27.7
2007	150.3
2008	0.3
2009	0.3
2010 thereafter	640.0

Total	$818.6

8. Balances with related parties.
     Related parties balances as of June 30, 2005 and December 31, 2004, are as follows:

	June 30,	December 31,
	2005	2004
Accounts receivable:
KCS – receivable related to Mexrail (1)	$31.4	$31.4
KCS	7.7	—
Grupo TMM subsidiaries	0.6	0.2

Total	$39.7	$31.6

Accounts payable:
KCS	—	$0.7
FTVM	$2.1	3.1
Tex-Mex Railway	0.8	0.1

Total	$2.9	$3.9

          (1) Account receivable related to the remaining 49% interest in Mexrail including the amount of the call option.

       9. Stockholders’ equity.
          On June 23, 1997, Grupo TFM, as associator, and TFM, as associated, entered into an Association in Participation Agreement under which TFM has the right to participate in the profit, or losses, as the case may be, derived from the sale by Grupo TFM of 469.3 million of TFM’s shares. The sale of the shares covered by this agreement shall be made no later than the fifteenth anniversary of the date of this agreement unless otherwise agreed to by Grupo TFM and TFM. In exchange, TFM has transferred to Grupo TFM an amount equal to $593.4 million, which Grupo TFM used to make the second payment of the stock purchase agreement.
          The price obtained from the sale of TFM’s shares covered by this agreement shall be applied as follows: (a) first, to return to TFM the payment of the principal amount of its non-interest bearing receivable; (b) second, to the taxes which may result from the sale of the TFM’s shares covered by this agreement, and (c) the remainder, if any, shall be distributed between TFM and Grupo TFM up to an amount of $3.2 billion depending on the sale date, with 99% to TFM and 1% to Grupo TFM and finally, the remaining amounts, if any, shall be distributed 1% to TFM and 99% to Grupo TFM.
          In addition to the $593.4 million described above, there is an additional $67.7 million receivable from the parent. These amounts have been recorded as a reduction of stockholders’ equity.
          The following table sets forth information, as of June 30, 2005, with respect to the ownership of our outstanding Series A Shares, without par value, and our outstanding Series B Shares, without par value.

	Series A Shares		Series B Shares		Total
Shareholder	Shares	Percent	Shares	Percent	Shares	Percent
Grupo TFM (Class I)	359,975,150	51.0%	345,858,478	51.0%	705,833,628	51.0%
Grupo TFM (Class II)	204,691,752	29.0%	196,664,624	29.0%	401,356,376	29.0%
Mexican government (Class III)	141,166,725	20.0%	135,630,776	20.0%	276,797,501	20.0%

Total	705,833,627	100.0%	678,153,878	100.0%	1,383,987,505	100.0%

          TFM has two series of outstanding capital stock: Series A Shares and Series B Shares, which are divided into subseries A-1 and B-1, which represent the minimum fixed capital of TFM, and subseries A-2 and B-2, which represent the variable portion of the capital stock of TFM, and into three classes, Class I, Class II and Class III. All of the shares of the capital stock of TFM currently outstanding are fully paid and non-assessable. Class III Shares can represent up to 20.0% of the total amount of the capital stock. Class I Shares and Class II Shares are common, full-voting and nominative shares of the capital stock, without par value. Class III Shares are limited voting and nominative shares of the capital stock, without par value.

     10. Other costs.

	Successor	Predecessor
	Three months	Three months	Three months	Six months
	ended June 30,	ended March 31,	ended June 30,	ended June 30,
	2005	2005	2004	2004
	(unaudited)		(unaudited)
Car hire-net	$11.8	$8.6	$8.7	$17.1
Rents other than car hire	15.8	13.8	12.5	24.8
Casualties and insurance	7.0	1.9	3.1	6.1
Statutory profit sharing	38.7	0.5	(0.4)	(4.9)
Other costs	15.1	6.4	3.6	6.9

TFM	88.4	31.2	27.5	50.0
Tex-Mex	—	—	4.8	9.4

Total	$88.4	$31.2	$32.3	$59.4

     11. Income tax, asset tax and tax loss carryforwards.
          Income tax
          For financial reporting purposes, the difference between tax losses and book income (loss) are due principally to the inflation gain or loss recognized for tax purposes, the difference between book and tax depreciation and amortization, non-deductible expenses and temporary differences for certain items that are reported in different periods for financial reporting and income tax purposes.

          The Company has recognized deferred tax assets related to its tax loss carryforwards, net of effects derived from the temporary differences arising from concession rights and property, machinery and equipment, after evaluating the reversal of existing taxable temporary differences. To the extent that the balance of the deferred tax assets exceeds the existing temporary differences, management has evaluated the recoverability of such amounts by estimating future taxable profits expected in the foreseeable future and the remaining tax loss carryforwards periods which extend between 2012 through 2046. The tax profits include estimates of profitability and macroeconomic assumptions which are based on management’s best estimate as of this date.

      12. Contingencies.
          The Company has had no material changes in its outstanding litigation or other commitments and contingencies from that previously reported in Note 17 of the Company’s Annual Report on Form 20-F for the year ended December 31, 2004, except as described in the following paragraphs:
          A) Value Added Tax (“VAT”) Lawsuit.
          The VAT lawsuit (“VAT Claim”) arose out of the Mexican Federal Treasury’s delivery of a VAT credit certificate to a Mexican governmental agency rather than to TFM in 1997. The face value of the VAT credit at issue is 2,111,111,790 pesos or approximately $196.0 million in US dollars, based on current exchange rates. The amount of the VAT refund will, in accordance with Mexican law, reflect the face value of the VAT credit adjusted for inflation and interest from 1997.
          On January 19, 2004, TFM received a Special Certificate from the Mexican Federal Treasury in the amount of $2.1 billion pesos. The Special Certificate delivered to TFM on January 19, 2004 has the same face amount as the original VAT refund claimed by TFM in 1997. TFM also filed a complaint against the Mexican government, seeking to have the amount of the Special Certificate adjusted to reflect interest and inflation in accordance with Mexican law. The Mexican Fiscal Court initially denied TFM’s claim. In a decision dated November 24, 2004, the Mexican Federal Appellate Court upheld TFM’s claim that it is entitled to inflation and interest from 1997 on the VAT refund. The Federal Appellate Court remanded the case to the Mexican Fiscal Court with instructions to enter a new order consistent with this decision. On January 26, 2005, the Mexican Fiscal Court issued from the bench an oral order implementing the Appellate Court decision. On February 18, 2005, TFM was served with the confirming written order from the Mexican Fiscal Court.
          On June 21, 2005 the Mexican Government filed an additional appeal seeking the Mexican Federal Appellate Court’s review of the written order issued by the Mexican Fiscal Court on February 18, 2005 in order to determine whether the Mexican Fiscal Court had properly carried out the November 24, 2004 decision of the Mexican Federal Appellate Court. The Company believes that the appeal lacks merit and that it cannot modify in any way the prior order of the Mexican Federal Appellate Court, but its effect has been to delay the issuance of the new Special Certificate until the appeal is resolved.
           The Company continues discussions with the Mexican government to resolve the outstanding disputes between the parties, however the outcome continues to be uncertain.
          Under the terms of the January 31, 1997 share purchase agreement through which Grupo TFM agreed to purchase the shares of TFM, as amended by the parties on June 9, 1997 (the “TFM Share Purchase Agreement”), the Mexican government has the right to compel the purchase of its 20% interest in TFM (referred to as the “Put”) by Grupo TFM following its compliance with the terms and conditions of the TFM Share Purchase Agreement. Upon exercise of the Put in accordance with the terms of the TFM Share Purchase Agreement, Grupo TFM would be obligated to purchase the TFM capital stock at the initial share price paid by Grupo TFM adjusted for interest and inflation. Prior to October 30, 2003, Grupo TFM filed suit in the Federal District Court of Mexico City seeking, among other things, a declaratory judgment interpreting whether Grupo TFM was obligated to honor its obligation under the TFM Share Purchase Agreement, as the Mexican government had not made any effort to sell the TFM shares subject to the Put prior to October 31, 2003. In its suit, Grupo TFM named Grupo TMM and KCS as additional interested parties. The Mexican court has admitted Grupo TFM’s complaint. Grupo TFM also filed a suit seeking constitutional protection against the Mexican government exercising the Put, and that court issued an injunction that blocked the Mexican government from exercising the Put. The Mexican government provided Grupo TFM with notice of its intention to sell its interest in TFM on October 30, 2003. Grupo TFM has responded to the Mexican government’s notice reaffirming its right and interest in purchasing the Mexican government’s remaining interest in TFM, but also advising the Mexican government that it would not take any action until its lawsuit seeking a declaratory judgment was resolved. The Company’s management believes it is unlikely that the Mexican government will seek to exercise the Put until the litigation is resolved. If Grupo TFM had been required to purchase this interest as of June 30, 2005, the total purchase price would have been approximately $520.0 million.

B) Ferrocarril Mexicano, S. A. de C. V. (“Ferromex”) disputes.
          Disputes Relating to Payments for the use of Trackage and Haulage Rights and Interline Services. TFM and Ferromex have both initiated administrative proceedings seeking a determination by the Ministry of Transportation of the rates that we should pay each other in connection with the use of trackage and haulage rights, and interline and terminal services. The Ministry of Transportation, on March 13, 2002, issued a ruling setting the rates for trackage and haulage rights, and on August 5, 2002, issued a ruling setting the rates for interline and terminal services. TFM and Ferromex appealed both rulings and after three years of proceedings, TFM obtained, on April 11, 2005, a ruling from an administrative and tax court declaring both of the Ministry of Transportation’s rulings void. We expect that Ferromex will initiate amparo proceedings aimed at overturning the administrative and tax court’s ruling. We believe that even if the rates set in 2002 become effective there will be no material adverse effect on our results of operations.
          In addition, in April 2004, Ferromex initiated another civil proceeding against TFM relating to the payments that TFM and Ferromex are required to pay each other for the exercise of interline services. The proceeding is ongoing.
          On June 30, 2005, the Federal Court ruled in favor of TFM, in a civil proceeding initiated by Ferromex in September 2001, by dismissing a claim which had been brought by Ferromex in which Ferromex sought payment for TFM’s exercise of trackage and haulage rights and interline services. TFM will seek to recover legal costs and expenses from Ferromex.
          Disputes Relating to the Exercise of Our Trackage Rights to Ferromex’s Rail Lines. In July and October 2001, TFM initiated administrative proceedings seeking the imposition of sanctions on Ferromex for violations of our trackage rights on the route from Celaya to Silao, which is the site of a General Motors plant. These administrative proceedings were followed by judicial proceedings on TFM’s part. In August 2003, TFM initiated judicial proceedings seeking the imposition of sanctions on Ferromex for violations of our trackage rights on the route to the Altamira port. In October 2004, TFM initiated judicial proceedings against the Ministry of Transportation seeking a review of the July 2004 determination of our trackage rights in Guadalajara. The above proceedings are ongoing.
          In August 2002, the Ministry of Transportation issued rulings determining Ferromex’s trackage rights in Monterrey and TFM’s trackage rights in Altamira. TFM and Ferromex both appealed the Ministry of Transportation’s rulings. At the administrative federal court level, TFM obtained favorable rulings in both cases, Ferromex appealed these rulings by initiating amparo proceedings against TFM, and on August 10, 2005 an Administrative Federal Court issued a ruling granting the amparo to Ferromex. TFM is waiting the notification of the ruling in order to know its content. In July 2003, the Ministry of Transportation issued a ruling in TFM’s favor determining our trackage rights on the route from Pedro C. Morales to Cerro-la Silla. In response, Ferromex initiated legal proceedings at the administrative federal court level against the Ministry of Transportation’s ruling. The court ruled in TFM’s favor and Ferromex in response has filed, as a last recourse, amparo proceedings. These proceedings are ongoing.
          C) Commercial Suit.
          On December 3, 2004, the Mexican government filed a commercial lawsuit against TFM, Grupo TFM, TMM and KCS with a Mexican federal civil court. In the lawsuit, the Mexican government has requested a finding from the court as to whether the defendants had complied with all of their legal obligations arising out of the process of privatization of the Mexican National Railway (Ferrocarriles Nacionales de Mexico), in particular, those related to the purchase by Grupo TFM of the 20% limited voting stock that the Mexican government holds in TFM (the “Put shares”). The court initially refused to accept all of the claims asserted by the Mexican government, but an Appellate Court found that all of the Mexican government’s allegations should have been admitted for trial, and ordered the trial court to admit and serve the Mexican government's original petition. The Appellate Court rejected the Mexican government's request to provisionally attach the VAT certificate and any replacement certificate the Mexican Federal Treasury may issue in the future. The Court initially ruled that the Mexican government could effect service of process on KCS by delivering the complaint to TMM’S offices. TFM, Grupo TFM and TMM appealed the resolution of the trial court. The appeal was resolved by the Federal Court which ruled that KCS must be served at its corporate offices in the United States. The trial court entered an order consistent with the instructions of the Appellate Court, and ordered the Mexican government to serve each of the defendants with the original petition. The Mexican government appealed the trial court’s new resolution, and that appeal is still pending. We believe that this suit is without merit and that TFM, Grupo TFM, TMM and KCS have fully satisfied their legal obligations relating to the privatization of TFM. However, there can be no assurance that we or the other defendants will prevail. In the event that the Mexican government prevails and no further right of appeal is available to or exercised by the defendants, Grupo TFM could be obligated to purchase the Put shares at the price established in the 1997 TFM Share Purchase Agreement, and pay the Mexican government damages for failing to comply with the Put obligation in accordance with the terms of that Agreement.
          D) 1997 Tax Audit Summary.
          TFM was served on January 20, 2004 with an official letter notifying TFM of the Mexican government’s preliminary findings and conclusions arising from its tax audit of TFM’s 1997 tax returns (“Tax Audit Summary”). In the Tax Audit Summary, the Mexican government notified TFM of its preliminary conclusion that the documentation provided by TFM in support of the VAT refund claim and depreciation of the TFM concession title, and the assets reported on TFM’s 1997 tax return do not comply with the formalities required by the applicable tax legislation. In addition, the Mexican government attached the Special Certificate pending resolution of the audit. TFM has, within the time allowed by the Tax Audit Summary, contested the conclusions of the Mexican tax authorities. On March 16, 2005, TFM was notified by the Mexican Fiscal Administration Service (“Servicio de Administracion Tributaria” or the “SAT”) that it had finished its audit of TFM’s 1997 tax returns. In the notice, the SAT affirmed its preliminary findings described above and continued the attachment of the Special Certificate. The SAT has not yet assessed any penalties or taxes against TFM as a result of the audit. TFM continues discussions with the Mexican government to resolve the outstanding disputes between the parties, however the outcome continues to be uncertain.
          E) Other.
          We are a party to various other legal proceedings and administrative actions arising in the ordinary course of business. Although it is impossible to predict the outcome of any legal proceeding or administrative action, in management’s opinion, such proceedings and actions should not, either individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The discussion set forth below, as well as other portions of this Form 10-Q, contain forward-looking comments that are not based upon historical information. Such forward-looking comments are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. Readers can identify these forward-looking comments by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. The actual results of operations of TFM, S.A. de C.V. (the “Company,” “TFM,” “we,” or “our”) could materially differ from those indicated in forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Company’s Annual Report on Form 20-F for the year ended December 31, 2004, Item 3 Key Information – Risk Factors which is on file with the U.S. Securities and Exchange Commission (File No. 333-08322) and which “Risk Factors” section is hereby incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating forward looking comments. The Company will not update any forward-looking comments set forth in this Form 10-Q.
          The discussion herein is intended to clarify and focus on the Company’s results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 1 of this Form 10-Q. This discussion should be read in conjunction with these consolidated financial statements and the related notes thereto, and is qualified by reference thereto.

Corporate Overview
          We operate the primary commercial corridor of the Mexican railroad system, which allows us to participate significantly in the growing freight traffic between Mexico, the U.S. and Canada. We provide freight transportation services under our 50-year concession, during the first 30 years of which we are the exclusive provider, subject to certain trackage rights of other freight carriers. Our concession is renewable for additional periods of up to 50 years subject to certain conditions.
          We believe our rail lines comprise the most strategically significant and most actively traveled rail corridor in Mexico. Our rail lines connect the most populated and industrialized regions of Mexico with the principal border gateway between Mexico at Nuevo Laredo, Tamaulipas and the U.S. at Laredo, Texas. In addition, we serve three of Mexico’s most important seaports at Veracruz and Tampico on the Gulf of Mexico and Lázaro Cárdenas on the Pacific Ocean. As a result, we believe our routes are integral to Mexico’s foreign trade.
          We seek to establish our railroad as the primary inland freight transporter linking Mexico with the U.S. and Canadian markets. As the operator of the primary and most direct rail corridor from Mexico City to the U.S. border, our route structure enables us to benefit from continuing growth in NAFTA trade. We are the only Mexican railroad that serves the Mexico-U.S. border crossing at Nuevo Laredo-Laredo, which is the largest freight exchange point between Mexico and the U.S. Through interchanges with major U.S. railroads, including KCS, we provide customers with access to an extensive network through which they may distribute products throughout North America and overseas.
EXECUTIVE SUMMARY
Overview
          Our revenues are derived from the movement of a diversified mix of commodities and products predominantly attributable to cross-border traffic with the U.S. We transport goods in the product categories of agro-industrial products, cement, metals and minerals, chemical and petrochemical products, automotive products, manufactured products, industrial products and intermodal freight. Our customers include leading international and Mexican corporations.
          Our business is subject to a number of macroeconomic factors that affect our operating results, including the circumstances described in Item 3 of the Company’s Annual Report on Form 20-F under “Key Information-Risk Factors.” These include factors outside our control, such as (i) the impact of inflation, political developments, exchange rates and other factors tied to Mexico, (ii) seasonality in our business and that of our customers as described in Item 4 of the Company’s Annual Report on Form 20-F under “Information on the Company—Business Overview—Seasonality,” (iii) our dependence on global fuel prices for our operations, and (iv) our continuing obligations to the Mexican government arising out of the privatization of our rail lines in 1997 and our concession, including our obligations in respect of required capital expenditures.
          In addition, as described herein and in the condensed notes to our consolidated financial statements, we have contingencies related to the resolution of various disputes with the Mexican government relating to our VAT refund and our 1997 tax audit. Also see the Company’s Annual Report on Form 20-F “Item 8. Financial Information—Consolidated Statements and other Financial Information—Legal Proceedings—Disputes with Mexican Government.” Our results for the three and six months ended 2005 have also been affected by our sale to KCS in August 2004 of a 51% interest in Mexrail, as a result of which, we consolidated only seven months of Mexrail’s results during 2004.
          Lastly, our results for the three months ended June 30, 2005 also reflect the impacts of push down accounting resulting from the acquisition of control of Grupo TFM and TFM by KCS on April 1, 2005.
Critical Accounting Policies.
          Set forth below is a description of certain key accounting policies on which our financial condition and results of operations are based. These key accounting policies most often involve complex matters or are based on subjective judgments or decisions. In the opinion of our management, our most critical accounting policies under are those related to revenue recognition, financial statement translations into US dollars, derivatives fair value, deferred income taxes and employees’ statutory profit sharing. These policies are discussed in the Company’s Annual Report on Form 20-F under IFRS accounting. As for differences between these policies and those under U.S. GAAP, we discuss below the policies for deferred income taxes and employees’ statutory profit sharing.
          Deferred income taxes. We apply the provisions SFAS No. 109, Accounting for Income Taxes, which is the liability methods. Since commencement of our operations, although we have generated book profits, we have incurred tax losses due primarily to the accelerated tax amortization of our concession rights. We have recognized a deferred income tax asset for the resulting net operating loss carryforwards and may continue to recognize additional amounts in the next few years. Our management anticipates that such net operating loss carryforwards will be realized given the long carryforward period (through the year 2046) for amortization of the concession, as well as the fact that we expect to generate taxable income in the future. Our tax projections take into consideration certain assumptions, some of which are under our control and others which are not. Key assumptions include inflation rates, currency fluctuations and future revenue growth. If our assumptions are not correct, we would have to recognize a valuation allowance on our deferred tax asset.
          Employees statutory profit sharing. We are subject to employee statutory profit sharing requirements under Mexican law and we calculate such profit sharing liabilities as 10% of our net taxable income. In calculating our net taxable income for profit sharing purposes, we deduct net operating loss, or NOL, carryforwards. The application of NOL carryforwards can result in a deferred profit sharing asset for a given period instead of a profit sharing liability. The Mexican tax authorities had challenged our calculation of profit sharing liabilities in the late 1990s, but we prevailed with a Mexican Fiscal Court ruling in 1999 followed by a Tax Authority Release acknowledging our ability to continue to calculate profit sharing the way we had been, including the deduction of NOL carryforwards in the calculation of net taxable income for profit sharing purposes. However, since a technical amendment to the Mexican tax law in 2002, the Mexican tax authorities have objected to our deduction of NOL carryforwards in the calculation of net taxable income for profit sharing purposes following such amendment, which objection we have challenged in court.
          On May 3, 2005, the Mexican Supreme Court ruled in a plenary session relating to four cases that NOL carryforwards could not be deducted when calculating net taxable income for profit sharing liability purposes.

None of the four cases involved TFM. As a result of the recent Mexican Supreme Court decision, we have decided to change the method of calculating our profit sharing liability and will no longer deduct NOL’s. This change in methodology and the write off of our deferred tax assets related to profit sharing, associated with these NOL’s, resulted in a charge against our income of $35.6 million, after purchase accounting adjustments.
          Under U.S. GAAP, employee statutory profit sharing is an operating expense.
2005 Outlook
          The current outlook for the Company’s business for the remainder of 2005 is included in the following discussion. The first paragraph above this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains a discussion regarding forward-looking comments.
          For the second half of 2005, we believe that the current trend of a strengthening North American economy will continue to drive improvements and gains in our operating income. Management expects overall TFM revenues to continue to show year over year increases, building on the momentum gained in the first half of 2005 and also due to the conversion of traffic from trucking to rail transport.
          By combining TFM with KCSR and Tex-Mex under the common control of KCS, management believes TFM will be a stronger, more competitive railway network with improved operating efficiencies resulting from common control and ownership. Furthermore, management believes that common control of these railroads will enhance competition and give shippers a stronger transportation alternative in moving goods between Mexico, the United States, and Canada. However, factors that affect the Mexican economy and business climate, such as foreign exchange rates, tax laws and inflation will directly impact our consolidated results.
          Assuming normalized rail operations, variable costs and expenses are expected to change proportionate to increases in revenue volumes. Material changes in the market price for fuel will impact our operating costs. To mitigate this risk, in 2005, we expect fuel surcharges to continue to be the primary hedge against fuel price volatility. We expect to continue with this rate policy during the rest of 2005. Wage increases will be implemented for most of the employees covered under collective bargaining agreements in the second half of 2005.
RECENT DEVELOPMENTS
          TFM adds New Chief Executive Officer. On July 5, 2005 the Company announced that Francisco Javier Rión had been elected as Chief Executive Officer. Mr. Rión replaced Vicente Corta Fernández, a partner at the law firm of White & Case, S.C. in Mexico City, who had served as interim Chief Executive Officer since replacing Mario Mohar Ponce on April 1, 2005. Mr. Rión joins us from Bombardier Transportation, where he had served as president of its London-based Rail Control Solutions Division since May 2001. From July 1995 to April 2001, Mr. Rión served as Bombardier’s president and managing director in Mexico City. From July 1991 to 1995, he was general director of Dina Autobuses/ConsorcioG-Grupo Dina in Mexico City. From 1976 to 1991, Mr. Rión held a number of operations, manufacturing and engineering management positions with Ford Motor Company, S.A. de C.V. Mr. Rión was also a member of the North American Advisory Committee of the Mexican Investment Board from 1997 through 2000. Mr. Rión holds an industrial engineering degree from the Universidad La Salle in Mexico and has postgraduate studies in Finance at the University of Michigan and in Business Administration at the Instituto Panamericano de Alta Dirección de Empresas.
Commitments and Contingencies.
          The Company has had no material changes in its outstanding litigation or other commitments and contingencies from that previously reported in Note 17 of the Company’s Annual Report on Form 20-F for the year ended December 31, 2004, except as described in the following paragraphs:

          A) Value Added Tax (“VAT”) Lawsuit.
          The VAT lawsuit (“VAT Claim”) arose out of the Mexican Federal Treasury’s delivery of a VAT credit certificate to a Mexican governmental agency rather than to TFM in 1997. The face value of the VAT credit at issue is 2,111,111,790 pesos or approximately $196.0 million in US dollars, based on current exchange rates. The amount of the VAT refund will, in accordance with Mexican law, reflect the face value of the VAT credit adjusted for inflation and interest from 1997.
          On January 19, 2004, TFM received a Special Certificate from the Mexican Federal Treasury in the amount of $2.1 billion pesos. The Special Certificate delivered to TFM on January 19, 2004 has the same face amount as the original VAT refund claimed by TFM in 1997. TFM also filed a complaint against the Mexican government, seeking to have the amount of the Special Certificate adjusted to reflect interest and inflation in accordance with Mexican law. The Mexican Fiscal Court initially denied TFM’s claim. In a decision dated November 24, 2004, the Mexican Federal Appellate Court upheld TFM’s claim that it is entitled to inflation and interest from 1997 on the VAT refund. The Federal Appellate Court remanded the case to the Mexican Fiscal Court with instructions to enter a new order consistent with this decision. On January 26, 2005, the Mexican Fiscal Court issued from the bench an oral order implementing the Appellate Court decision. On February 18, 2005, TFM was served with the confirming written order from the Mexican Fiscal Court.
          On June 21, 2005 the Mexican Government filed an additional appeal seeking the Mexican Federal Appellate Court’s review of the written order issued by the Mexican Fiscal Court on February 18, 2005 in order to determine whether the Mexican Fiscal Court had properly carried out the November 24, 2004 decision of the Mexican Federal Appellate Court. The Company believes that the appeal lacks merit and that it cannot modify in any way the prior order of the Mexican Federal Appellate Court, but its effect has been to delay the issuance of the new Special Certificate until the appeal is resolved.
          The Company continues discussions with the Mexican government to resolve the outstanding disputes between the parties, however the outcome continues to be uncertain.
          Under the terms of the January 31, 1997 share purchase agreement through which Grupo TFM agreed to purchase the shares of TFM, as amended by the parties on June 9, 1997 (the “TFM Share Purchase Agreement”), the Mexican government has the right to compel the purchase of its 20% interest in TFM (referred to as the “Put”) by Grupo TFM following its compliance with the terms and conditions of the TFM Share Purchase Agreement. Upon exercise of the Put in accordance with the terms of the TFM Share Purchase Agreement, Grupo TFM would be obligated to purchase the TFM capital stock at the initial share price paid by Grupo TFM adjusted for interest and inflation. Prior to October 30, 2003, Grupo TFM filed suit in the Federal District Court of Mexico City seeking, among other things, a declaratory judgment interpreting whether Grupo TFM was obligated to honor its obligation under the TFM Share Purchase Agreement, as the Mexican government had not made any effort to sell the TFM shares subject to the Put prior to October 31, 2003. In its suit, Grupo TFM named Grupo TMM and KCS as additional interested parties. The Mexican court has admitted Grupo TFM’s complaint. Grupo TFM also filed a suit seeking constitutional protection against the Mexican government exercising the Put, and that court issued an injunction that blocked the Mexican government from exercising the Put. The Mexican government provided Grupo TFM with notice of its intention to sell its interest in TFM on October 30, 2003. Grupo TFM has responded to the Mexican government’s notice reaffirming its right and interest in purchasing the Mexican government’s remaining interest in TFM, but also advising the Mexican government that it would not take any action until its lawsuit seeking a declaratory judgment was resolved. The Company’s management believes it is unlikely that the Mexican government will seek to exercise the Put until the litigation is resolved. If Grupo TFM had been required to purchase this interest as of June 30, 2005, the total purchase price would have been approximately $520.0 million.

          B) Ferromex disputes.
          Disputes Relating to Payments for the use of Trackage and Haulage Rights and Interline Services. TFM and Ferromex have both initiated administrative proceedings seeking a determination by the Ministry of Transportation of the rates that we should pay each other in connection with the use of trackage and haulage rights, and interline and terminal services. The Ministry of Transportation, on March 13, 2002, issued a ruling setting the rates for trackage and haulage rights, and on August 5, 2002, issued a ruling setting the rates for interline and terminal services. TFM and Ferromex appealed both rulings and after three years of proceedings, TFM obtained, on April 11, 2005, a ruling from an administrative and tax court declaring both of the Ministry of Transportation’s rulings void. We expect that Ferromex will initiate amparo proceedings aimed at overturning the administrative and tax court’s ruling. We believe that even if the rates set in 2002 become effective there will be no material adverse effect on our results of operations.
          In addition, in April 2004, Ferromex initiated another civil proceeding against TFM relating to the payments that TFM and Ferromex are required to pay each other for the exercise of interline services. The proceeding is ongoing.
          On June 30, 2005, the Federal Court ruled in favor of TFM, in a civil proceeding initiated by Ferromex in September 2001, by dismissing a claim which had been brought by Ferromex in which Ferromex sought payment for TFM’s exercise of trackage and haulage rights and interline services. TFM will seek to recover legal costs and expenses from Ferromex.
          Disputes Relating to the Exercise of Our Trackage Rights to Ferromex’s Rail Lines. In July and October 2001, TFM initiated administrative proceedings seeking the imposition of sanctions on Ferromex for violations of our trackage rights on the route from Celaya to Silao, which is the site of a General Motors plant. These administrative proceedings were followed by judicial proceedings on TFM’s part. In August 2003, TFM initiated judicial proceedings seeking the imposition of sanctions on Ferromex for violations of our trackage rights on the route to the Altamira port. In October 2004, TFM initiated judicial proceedings against the Ministry of Transportation seeking a review of the July 2004 determination of our trackage rights in Guadalajara. The above proceedings are ongoing.
          In August 2002, the Ministry of Transportation issued rulings determining Ferromex’s trackage rights in Monterrey and TFM’s trackage rights in Altamira. TFM and Ferromex both appealed the Ministry of Transportation’s rulings. At the administrative federal court level, TFM obtained favorable rulings in both cases, Ferromex appealed these rulings by initiating amparo proceedings against TFM, and on August 10, 2005 an Administrative Federal Court issued a ruling granting the amparo to Ferromex. TFM is waiting the notification of the ruling in order to know its content. In July 2003, the Ministry of Transportation issued a ruling in TFM’s favor determining our trackage rights on the route from Pedro C. Morales to Cerro-la Silla. In response, Ferromex initiated legal proceedings at the administrative federal court level against the Ministry of Transportation’s ruling. The court ruled in our favor and Ferromex in response has filed, as a last recourse, amparo proceedings. These proceedings are ongoing.

          C) Commercial Suit.
          On December 3, 2004, the Mexican government filed a commercial lawsuit against TFM, Grupo TFM, TMM and KCS with a Mexican federal civil court. In the lawsuit, the Mexican government has requested a finding from the court as to whether the defendants had complied with all of their legal obligations arising out of the process of privatization of the Mexican National Railway (Ferrocarriles Nacionales de Mexico), in particular, those related to the purchase by Grupo TFM of the 20% limited voting stock that the Mexican government holds in TFM (the “Put shares”). The court initially refused to accept all of the claims asserted by the Mexican government, but an Appellate Court found that all of the Mexican government’s allegations should have been admitted for trial, and ordered the trial court to admit and serve the Mexican government’s original petition. The Appellate Court rejected the Mexican governments request to provisionally attach the VAT certificate and any replacement certificate the Mexican Federal Treasury may issue in the future. The Court initially ruled that the Mexican government could effect service of process on KCS by delivering the complaint to TMM’S offices. TFM, Grupo TFM and TMM appealed the resolution of the trial court. The appeal was resolved by the Federal Court which ruled that KCS must be served at its corporate offices in the United States. The trial court entered an order consistent with the instructions of the Appellate Court, and ordered the Mexican government to serve each of the defendants with the original petition. The Mexican government appealed the trial court’s new resolution, and that appeal is still pending. We believe that this suit is without merit and that TFM, Grupo TFM, TMM and KCS have fully satisfied their legal obligations relating to the privatization of TFM. However, there can be no assurance that we or the other defendants will prevail. In the event that the Mexican government prevails and no further right of appeal is available to or exercised by the defendants, Grupo TFM could be obligated to purchase the Put shares at the price established in the 1997 TFM Share Purchase Agreement, and pay the Mexican government damages for failing to comply with the Put obligation in accordance with the terms of that Agreement.
          D) 1997 Tax Audit Summary.
          TFM was served on January 20, 2004 with an official letter notifying TFM of the Mexican government’s preliminary findings and conclusions arising from its tax audit of TFM’s 1997 tax returns (“Tax Audit Summary”). In the Tax Audit Summary, the Mexican government notified TFM of its preliminary conclusion that the documentation provided by TFM in support of the VAT refund claim and depreciation of the TFM concession title, and the assets reported on TFM’s 1997 tax return do not comply with the formalities required by the applicable tax legislation. In addition, the Mexican government attached the Special Certificate pending resolution of the audit. TFM has, within the time allowed by the Tax Audit Summary, contested the conclusions of the Mexican tax authorities. On March 16, 2005, TFM was notified by the Mexican Fiscal Administration Service (“Servicio de Administracion Tributaria” or the “SAT”) that it had finished its audit of TFM’s 1997 tax returns. In the notice, the SAT affirmed its preliminary findings described above and continued the attachment of the Special Certificate. The SAT has not yet assessed any penalties or taxes against TFM as a result of the audit. TFM continues discussions with the Mexican government to resolve the outstanding disputes between the parties, however the outcome continues to be uncertain.
          E) Other.
          We are a party to various other legal proceedings and administrative actions arising in the ordinary course of business. Although it is impossible to predict the outcome of any legal proceeding or administrative action, in management’s opinion, such proceedings and actions should not, either individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

RESULTS OF OPERATIONS
          Due to the acquisition of Grupo TFM by KCS on April 1, 2005, as mentioned in note 3, and the effects of the push down to TFM, the consolidated financial statements included herein are not comparable to the financial statements for periods prior to April 1, 2005. The Company’s consolidated financial statements are separated between “Sucessor” and “Predecessor” to reflect the Company’s results and financial position before and after the change in control. For the three months ended June 30, 2005, the consolidated financial statements include the effects of the push down of the purchase accounting allocation of the Company by KCS, as more fully described in note 4. Accordingly, results for the interim periods are not indicative of the results expected for the full year.
          The following table summarizes the income statement components of the Company for the three months ended June 30, 2005 and March 31, 2005 and the three and six months ended June 30, 2004, respectively (in millions):

	Successor	Predecessor
	Three months	Three months	Three months	Six months
	ended June 30,	ended March 31,	ended June 30,	ended June 30,
	2005	2005	2004	2004
	(unaudited)	(unaudited)
Transportation revenues	$184.1	$170.1	$184.9	$352.4

Operating expenses	184.3	122.0	126.5	247.3
Depreciation and amortization	25.6	21.8	22.0	43.9

Total operating expenses	209.9	143.8	148.5	291.2

Operating income (loss)	(25.8)	26.3	36.4	61.2
Net financing cost	(23.7)	(26.8)	(31.9)	(59.9)
Equity earnings in associates	1.1	—	0.5	0.5

Income (loss) before income taxes and minority interest	(48.4)	(0.5)	5.0	1.8
Income tax expense (benefit)	(1.0)	(1.4)	(4.2)	(11.6)

Income (loss) before minority interest	(47.4)	0.9	9.2	13.4
Minority interest	0.2	0.1	0.1	0.2

Net income (loss) for the period	$(47.2)	$1.0	$9.3	$13.6

Revenues.
     The following table summarizes consolidated TFM revenues, including carloads statistics, for the three months and six months ended June 30, 2005 and 2004, respectively.

	Three months ended June 30,
	2005			2004
			% of			% of
Product Category	Carloads	Revenues	Revenues	Carloads	Revenues	Revenues
	(in millions)			(in millions)
Agro-industrial products	30,059	$40.6	22.1	29,993	$34.4	20.3
Cements, metals and minerals	45,358	35.9	19.5	42,805	34.8	20.6
Chemical and petrochemical products	24,749	29.9	16.2	26,827	34.1	20.1
Automotive products	31,011	32.0	17.4	29,919	29.9	17.7
Manufactured products, industrial products	29,165	25.8	14.0	25,857	20.4	12.1
Intermodal freight	58,491	15.9	8.6	51,379	13.1	7.7
Other(1)	—	4.0	2.2	—	2.6	1.5

TFM	218,833	$184.1	100.0%	206,780	$169.3	100.0%
Tex-Mex	—	—		26,745	15.6

Total	218,833	$184.1		233,525	$184.9

	Six months ended June 30,
	2005			2004
			% of			% of
Product Category	Carloads	Revenues	Revenues	Carloads	Revenues	Revenues
	(in millions)			(in millions)
Agro-industrial products	57,653	$76.7	21.7	58,626	$66.0	20.4
Cements, metals and minerals	90,578	72.7	20.5	84,403	67.5	20.9
Chemical and petrochemical products	50,391	62.0	17.5	51,628	65.2	20.2
Automotive products	58,104	59.3	16.7	57,209	57.8	17.9
Manufactured products, industrial products	53,982	47.9	13.5	46,886	37.8	11.7
Intermodal freight	107,985	29.8	8.4	98,617	25.1	7.8
Other(1)	—	5.8	1.7	—	3.6	1.1

TFM	418,693	$354.2	100.0%	397,369	$323.0	100.0%
Tex-Mex	—	—		50,893	29.4

Total	418,693	$354.2		448,262	$352.4

(1)	Other revenues include complementary railroad services such as haulage, demurrage, switching, etc.
     The following discussion of revenues excludes the revenues of Mexrail which was sold to KCS in August, 2004.
     Revenues for the three and six months ended June 30, 2005 totaled $184.1 million and $354.2 million, respectively, compared to $169.3 million and $323.0, respectively, for the same periods in 2004. Our 2005 revenues increased $14.8 million and $31.2, respectively, or 8.7% and 9.7%, respectively, over the same periods in 2004. The increases are mainly attributable to the general recovery of the U.S. and Mexican economies. For the three and six months ended June 30, 2005 freight revenues include fuel surcharges.

     Agro-industrial Products- In the three and six month periods ended June 30, 2005, $40.6 million or 22.1% and $76.7 million or 21.7%, respectively, of our total transportation revenues were derived from the movement of agro-industrial products. Revenues from agro-industrial products increased 18% and 16%, respectively, for the three and six months ended June 30, 2005 as compared to the same periods of 2004. Corn and sorghum revenues increased as a result of higher import volumes related with lower domestic harvests during these periods. Domestic revenues recorded a strong increase attributed to higher sugar volume. Price improvements also favorably impacted these periods. This increase was partially offset by a reduction in import shipments of soybeans and wheat products during the three and six months ended June 30, 2005.
     Cements, Metals and Minerals- In the three and six month periods ended June 30, 2005, $35.9 million or 19.5% and $72.7 million or 20.5%, respectively, of our total transportation revenues were derived from the movement of cements, metals and minerals. Our revenues generated in this product category for the three and six months ended on June 30, 2005 increased by 3.2% and 7.7% from the same periods of 2004. Domestic revenues increased during the three and six months ended June 30, 2005 as a result of an increase in the production volumes of construction materials such as billets, bar and wire, cement and minerals as a result of strong performance in the construction industry. Steel slab and steel coils revenue increased as a result of higher international traffic, such as imports and exports, due to higher consumption of manufacturing industries as well as certain targeted rate increases during the three and six months ended June 30, 2005.
     This product category includes metals, minerals and ores such as iron, steel, zinc and copper, as well as cement. The majority of metals, minerals and ores mined, and steel produced in Mexico is used for domestic consumption. The volume of Mexican steel exports fluctuates based on global market prices. Higher-end finished products such as steel coils used by Mexican manufacturers in automobiles, household appliances and other consumer goods are imported through Nuevo Laredo and through the seaports served by our rail lines.

     Chemical and Petrochemical Products- In the three and six month periods ended June 30, 2005, $29.9 million or 16.2% and $62.0 million or 17.5%, respectively, of our total transportation revenues came from the movement of chemical and petrochemical products. For the three and six months ended June 30, 2005, our revenues decreased by 12.3% and 3.1%, respectively, from the same periods of 2004. Revenue reduction in this segment was a direct consequence of the decrease in volume by two customers.
     Automotive Products- Our automotive revenues in the three and six month periods ended June 30, 2005 were $32.0 million or 17.4% and $59.3 million or 16.7%, respectively, of our total transportation revenues. During these periods, the automotive revenues increased by 7.0% and 2.6%, respectively, from the same periods of 2004. This revenue increase was mainly a consequence of the efforts to capture traffic for domestic distribution.
     Manufactured Products and Industrial Products- In the three and six month periods ended June 30, 2005, $25.8 million, or 14.0% and $47.9 million, or 13.5%, respectively, of our total transportation revenues were derived from the movement of manufactured products and industrial products. Our revenues generated in this product category increased for the three and six months ended June 30, 2005 by 26.5% and 26.7%, respectively, from the same periods of 2004. Revenue increases for these periods were mainly driven by the increase in rates of pulpwood and a recovery of traffic from barge movements as well as new traffic. Additionally, beer showed an increase of 41% in export traffics due to higher production in order to cover the demand in the US market. Home appliances revenue increased mainly driven by higher exports to the US market. Scrap paper also increased revenue due to a recovery of traffic that was lost in 2004 to barge traffic and obtaining new traffic.

     Intermodal Freight- In the three and six month periods ended June 30, 2005, $15.9 million, or 8.6% and $29.8 million, or 8.4%, respectively, of our transportation revenues were derived from intermodal freight, which entails hauling products in freight containers in combination with transport by water, rail and/or motor carriers, with rail carriers serving as the link between the other modes of transportation. During the three and six months ended June 30, 2005, our revenues in this product category increased by 21.4% and 18.7%, respectively, from the same periods of 2004. This increase was mainly attributable to the consolidation of steamship service at the port of Lázaro Cárdenas with the support of the port administration and Hutchinson Terminal, which also reflects the migration of international customers from the port of Manzanillo to the port of Lázaro Cárdenas.
Operating expenses.
     The following table summarizes TFM’s consolidated operating expenses for the three months ended June 30, 2005 and March 31, 2005 and the three and six months ended June 30, 2004, respectively. Certain prior period amounts have been reclassified to conform to the current year presentation.

	Successor	Predecessor
	Three		Three
	months	Three months	months	Six months
	ended June	ended March	ended June	ended June
	30,	31,	30,	30,
	2005	2005	2004	2004
	(unaudited)	(unaudited)
Salaries, wages and employee benefits	$31.2	$28.8	$26.1	$52.3
Purchased services	33.8	37.2	37.1	76.8
Fuel	27.9	23.2	18.5	34.8
Materials and supplies	3.0	1.6	1.3	2.5
Car hire-net	11.8	8.6	8.7	17.1
Rents other than car hire	15.8	13.8	12.5	24.8
Casualties and insurance	7.0	1.9	3.1	6.1
Statutory profit sharing	38.7	0.5	(0.4)	(4.9)
Other costs	15.1	6.4	3.6	6.9
Depreciation and amortization	25.6	21.8	21.4	42.6

TFM	209.9	143.8	131.9	259.0
Tex-Mex	—	—	16.6	32.2

Total operating expenses	$209.9	$143.8	$148.5	$291.2

     Operating Expenses. Total operating expenses excluding Mexrail for the three and six months ended June 30, 2005 increased $78.0 million (59.1%), and $94.7 million (36.6%) compared to the same periods ended June 30, 2004, respectively. These increases were due principally to the accounting effects derived from the push down of purchase accounting in the second quarter of 2005, as a result of the estimated fair values of the assets and liabilities acquired by KCS, and increased costs for fuel and casualties.
     Salaries, wages and employee benefits. For the three and six months ended June 30, 2005, salaries, wages and employee benefits increased $5.1 million and $7.7 million, respectively, compared with the same periods in 2004. The increase was largely attributable to the annual wage and salaries increase payable to our employees and increases in other employee benefits effective July 1, 2004. Additionally, in the second quarter of 2005 we recorded the payment of bonuses to our exempt and union employees, resulting in an increase of $1.8 million of expenses compared with the same period in 2004.
     Purchased services. Purchased services expense for the three and six months ended June 30, 2005 decreased $3.3 million (8.9%) and $5.8 million (7.6%), respectively, compared to the same periods in 2004. Costs of purchased services consisted primarily of expenses related to maintenance of locomotives and cars, haulage, terminal services, legal expenses and security expenses. The decrease in the second quarter includes the effect of establishing a fair market value for the off balance sheet locomotive maintenance agreement between TFM and EMD/GM under purchase accounting. This resulted in a $1.4 million credit to expense in the quarter. This valuation will result in a similar credit to expense in subsequent quarters until the expiration of the maintenance agreement.
     Additionally, in the three and six month periods ended June 30, 2005, our cost of terminal services decreased by $1.4 million and $2.2 million, respectively, compared with the same periods in 2004. These decreases were due to lower transloading service operations in Lázaro Cárdenas.
     As a consequence of the acquisition of Grupo TMM’s interest in Grupo TFM by KCS, the management fee agreements between us and Grupo TMM and KCS were cancelled, resulting in a reduction in expenses of $0.6 million in the second quarter of 2005. Additionally, we had a reduction in our legal expenses related with our VAT refund claim during 2005, by $3.5 million.
     These decreases were partially offset by the increase in the expenses related to locomotive maintenance due to a new locomotive overhaul agreement with GM which impacted our result in the second quarter by $1.0 million.
     Fuel. Our fuel expenses increased 50.8% in the three month period ended June 30, 2005 compared to the same period in 2004, and increased 46.8% for the six months ended June 30, 2005 compared to the same period in 2004. These increases were primarily due to the volatility of fuel prices during 2005. The average fuel price per gallon during the first half of 2005 increased by 39.0% over 2004 and our fuel consumption in the same period increased 8.0% compared to 2004.

     Materials and supplies. Costs of materials and supplies for the three and six months ended June 30, 2005 increased $1.7 million and $2.1 million, respectively, compared to the same periods in 2004. The second quarter increase was primarily due to the revaluation of the inventory of parts associated with the maintenance of the catenary line, resulting in a charge of $1.6 million after purchase accounting.
     Car hire–net. Our car hire–net expenses include costs incurred by us to use the railcars of other railroads to move freight, net of car hire income we receive from other railroads for use of our railcars to move freight. Our car hire–net expenses are affected by the volume of our business, the number of cars we own or lease and traffic flows. Car hire–net expenses for the three and six months ended June 30, 2005 increased $3.1 million and $3.3 million, respectively, compared to the same periods in 2004. These variances are attributed mainly to an increase in the number of hours and number of movement miles in the second quarter of 2005 vs. 2004 due to the use of cars for service at the Port of Lázaro Cárdenas and newer multi-level cars that were utilized in the Ford automobile service. System velocity has decreased 13% at the border locations resulting in increased transit and unloading times in 2005 over the same period in 2004, which accounts for the major portion of the hourly variance.
     Rents other than car hire. Rents other than car hire include locomotive and railcar leases and equipment rental expenses. These expenses increased by $3.3 million or 26.4% in the three month period ended June 30, 2005 over the same period in 2004. The increase in the second quarter includes the effect of purchase accounting under which we established a fair market value for all of our operating leases for locomotives and railcars. This resulted in an additional rental charge of $1.6 million for the quarter. A similar charge will occur in subsequent quarters until the expiration of all of the related leases. Additionally, we had a higher number of railcars leased in 2005 compared to 2004, increasing expenses by $0.8 million and we reduced the credit for locomotives subleased to third parties by $0.9 million.
     For the six months ended June 30, 2005 rents other than car hire increased $4.8 million compared to the six months ended June 30, 2004. This increase resulted primarily from the effect of purchase accounting by $1.6 million as described above and railcars leases by $2.5 million as a result of more cars leased and the increase in market rental rates.
     Casualties and insurance. These expenses for the three and six months ended June 30, 2005 increased $3.9 million and $2.8 million, respectively, compared to the same periods in 2004. These increases were primarily the result of costs associated with three derailments which occurred during the second quarter of 2005 totaling $4.3 million. In addition, TFM increased its claims reserve by $2.4 million, primarily for automobile damage resulting from minor derailments, theft and vandalism, which was offset by a $2.5 million reduction in TFM’s allowance for doubtful insurance claim receivables.
     Statutory profit sharing. The increase in our statutory profit sharing expense in the three and six months ended June 30, 2005 compared to the same periods in 2004, was a result of four recent Supreme Court decisions in May denying the deductibility of NOL’s in calculating a company’s profit sharing liability. As part of purchase accounting, KCS valued our profit sharing NOL asset at zero as a result of the court rulings and we wrote off our deferred profit sharing asset associated with these NOL’s. This resulted in a charge to income of $35.6 million.
     Other costs. Other costs consist primarily of employee expenses such as the costs of meals, lodging and travel, as well as the concession duty payable to the Mexican government, loss on the sales of properties and equipment and the allowance for doubtful accounts. For the three and six months ended June 30, 2005, these expenses increased $11.5 million and $14.6 million, respectively, compared to the same periods in 2004. The increase in the second quarter includes the reduction in value of certain assets in the amount of $2.3 million, after purchase accounting, as well as management’s decision to increase the allowance for doubtful customer accounts by $2.3 million, based upon current prospects for collection of certain customer accounts.

     Additionally, in connection with continuing litigation against the Mexican government, TFM had a $4.9 million receivable for recoverable withholding tax associated with car hire payments made prior to 2003. In light of the change of control, management has determined that it is unlikely that it will be successful in collecting this amount and therefore the decision was made to increase the allowance for doubtful other accounts receivable by this $4.9 million.
     Depreciation and amortization. Depreciation and amortization expenses for three and six months ended June 30, 2005 increased $4.2 million and $4.8 million, respectively, compared to the same periods in 2004. These increases were primarily as a consequence of additional capital improvements to our lines and the result of purchase accounting, whereby the book values of our assets were adjusted upward based on a market value appraisal resulting in a $3.6 million charge for additional depreciation and amortization in the quarter. A similar charge will occur in subsequent quarters.
     Operating income and Operating Ratio. For the three and six months ended June 30, 2005, our operating loss was $25.8 million and our operating income was $0.5 million, respectively, due to the factors described above. This compares to operating income of $36.4 million and $61.2 million, respectively, for the same periods of 2004. Our operating ratio increased to 114.0% and 99.9% for the three and six months ended June 30, 2005.
     Interest expense. Interest expense for the three and six months ended June 30, 2005 was $28.3 million and $55.7 million, respectively, as compared to $28.0 million and $55.9 million, respectively, for the same periods of 2004. Interest expense for the second quarter of 2005 includes $3.9 million of debt retirement costs associated with the refinancing of $443.5 million of 11.75% Senior discount debentures in April, 2005.
     As part of the purchase accounting valuation exercise, KCS placed zero value on our asset for deferred financing costs. In addition, we were required to revalue our long term debt to market value as of the acquisition date. Together these items reduced interest expense for the quarter by $2.7 million, $1.3 million of which would have been classified as additional debt retirement costs. A $0.6 million reduction in interest expense will occur in subsequent quarters until the associated debt matures.
     Exchange gain (loss)–net. Exchange gain for the three and six months ended June 30, 2005 increased $8.3 million and $8.6 million, respectively, compared to the same periods in 2004. In the second quarter of 2005, the dollar depreciated 3.7% relative to the peso compared the same period in 2004.
     Income tax. Our net income tax benefit for the six months ended June 30, 2005 decreased $9.2 million, compared to the same period in 2004. This decrease was due to the effects of inflation on depreciation and amortization of $10.2 million, as well as the effects of inflation on tax loss carryforward of $4.2 million. This increase in the income tax expense was partially offset by the increase in the permanent differences related to inflationary components and non-deductible expenses amounting to $2.7 million, together with the effect of the change in the income tax rate from 30% to 29% and other effects amounting to $2.5 million.

LIQUIDITY AND CAPITAL RESOURCES (amounts are in millions):
Summary cash flow data for the Company is as follows

	Successor	Predecessor
	Three months	Three months	Six months
	ended June 30,	ended March 31,	ended June 30,
	2005	2005	2004
	(unaudited)	(unaudited)
Cash flows provided by (used for):
Operating activities	$5.2	$35.9	$34.0
Investing activities	(10.0)	(9.0)	(24.0)
Financing activities	16.5	(35.6)	(8.3)
Cash and cash equivalents:
Net increase (decrease)	11.7	(8.7)	1.7
Balance at beginning of period	5.5	14.2	3.6

Balance at end of period	$17.2	$5.5	$5.3

     During the six months ended June 30, 2005, the Company’s consolidated cash position increased by $3.0 million from December 31, 2004, primarily as a result of operating cash flows and proceeds from the issuance of $460.0 million of 9 3/8% Senior notes due 2012. These increases were partially offset by repayments of all outstanding $443.5 million aggregate principal amount of our 11.75% Senior discount debentures due 2009, repayment of $35.5 million of term loans and property additions. We generated positive cash flows from operating activities of $41.1 million during the six months ended June 30, 2005, compared to $34.0 million for the same period in 2004.
     The following tables set forth our principal capital expenditures during the three months ended June 30, 2005 and March 31, 2005 and the six months ended June 30, 2004. Current capital expenditures are being financed with funds from operating cash flows.

	Successor	Predecessor
	Three months	Three months	Six months
	ended June 30,	ended March 31,	ended June 30,
	2005	2005	2004
	(unaudited)	(unaudited)
Capital Expenditures:
Locomotives and freight cars	$0.5	$0.7	$5.1
Track structure	8.8	7.7	15.6
Telecommunication	0.2	0.4	0.9
Other	0.7	0.4	2.7

Total	$10.2	$9.2	$24.3

     A significant portion of our capital expenditures are tied to volume of traffic, and are therefore variable to the extent such volumes change. Capital expenditures do not include locomotives or railcars leased under operating leases.
     Net cash used in investing activities during the six months ended June 30, 2005 was $19.0 million, which consisted principally of capital expenditures. We made capital expenditures in an aggregate amount of $19.4 million, representing 5.5% of our transportation revenues in the six months ended June 30, 2005, including $16.5 million for track improvements, siding extensions, track equipment acquisition, undercutting and signaling equipment acquisition and $1.2 million for upgrades of our locomotives and freight cars.
     Net cash used in investing activities during the six months ended June 30, 2004 was $24.0 million, which consisted principally of capital expenditures. We made capital expenditures in aggregate amount of $24.3 million, representing 6.9% of our transportation revenues in the six months ended June 30, 2004, including $15.6 million for track improvements, including siding extensions and track equipment acquisition, and $5.1 million for upgrades of our locomotives and freight cars.

Cash Flows from Financing Activities
          Net cash flows used in financing activities during the six months ended June 30, 2005 were $19.1 million. This decrease in cash resulted from the repayment of all outstanding $443.5 million principal amount of our 11.75% Senior discount debentures due 2009 in April and principal payments of $35.5 million under our term loan facility in the first quarter of 2005. These repayments were partially offset by the issuance of $460.0 million of 9 3/8% Senior notes due 2012.
          Net cash flows used in financing activities during the six months ended June 30, 2004 were $8.3 million, consisting mainly of the principal payment of $18.3 million under the previous term loan facility and proceeds from our commercial paper program of $10.0 million.
Commitments and contractual obligations:
          Concession duty
          Under the concession, the Mexican government has the right to receive a payment from the Company equivalent to 0.5% of the gross revenue during the first 15 years of the concession period and 1.25% during the remaining years of the concession period. For the three months ended on June 30, 2005 and March 31, 2005 the concession duty expense amounted to $1.0 million and $0.9 million, respectively, which was recorded as an operating expense.
          Long-term debt and capital lease obligations
          Maturity of long-term debt, including unamortized discounts but without any future interest payments, is as follows:

June 30,
2005
2006	$27.7
2007	150.3
2008	0.3
2009	0.3
2010 and thereafter	640.0

Total	$818.6

          Locomotives operating leases
          In April 1998 and September 1999, the Company entered into operating lease agreements for 75 locomotives each, which expire over the next 17 and 18 years, respectively. At the end of the contracts the locomotives will be returned to the lessor. Rents under these agreements were $29.1 million in 2004 and $7.3 million for the three months ended on June 30, 2005.
          Future minimum payments, by year and in the aggregate, under the aforementioned leases are as follows:

June 30,
Year ending December 31,	2005
2005	$14.5
2006	29.1
2007	29.1
2008	29.1
2009	29.1
2010 and thereafter	286,0

Total	$416.9

          Railcar operating leases
          The Company leases certain railcars under agreements which are classified as operating leases. The term of the contracts vary between 3 and 15 years. Future minimum rental payments, under these agreements are shown as follows:

June 30,
Year ending December 31,	2005
2005	$20.2
2006	37.3
2007	33.6
2008	26.7
2009	21.9
2010 and thereafter	54.2

Total	$193.9

          Locomotives maintenance agreements
          The Company has entered into four locomotives maintenance agreements, which expire in 2009, 2014, 2018 and 2019 with third-party contractors. Under current arrangements, the contractors provide both routine maintenance and major overhauls at an established rate in a range from four to five hundred dollars per locomotive per day.
          Track maintenance and rehabilitation agreement
          In May 2000, the Company entered into a track maintenance and rehabilitation agreement, which expires in 2012. Under this contract, the contractor provides both routine maintenance and major rehabilitation to the Celaya — Lazaro Cardenas route, which is comprised of approximately 350 miles. Routine maintenance and rehabilitation expense amounted to $3.4 million in 2004 and $0.9 million for the three months ended June 30, 2005. Under this agreement, the Company estimates receiving services totalling $22.4 million in the following 10 years.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          There have been no material changes in the Company’s Quantitative and Qualitative Disclosures About Market Risk from that previously reported in the Company’s Annual Report on Form 20-F for the year ended December 31, 2004.
Item 4. Controls and Procedures.
          As of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is filed, the Company’s Chief Executive Officer and Interim Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
We are evaluating possible changes that we may have to undertake in the Company’s internal controls and accounting policies and procedures as a result of the acquisition of Grupo TFM and TFM by KCS on April 1, 2005. TFM will complete its Sarbanes-Oxley Act Section 404 compliance program no later than December 31, 2006.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Part I, Item 1. “Financial Statements,” Note 12 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated herein by reference.
Item 6. Exhibits
Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on August 6, 2005.

TFM, S.A. de C.V.

/s/ Paul J. Weyandt Paul J. Weyandt
Interim Chief Financial Officer
(Principal Financial Officer)