Form 10-Q
period 2006-03-31
Kansas City Southern de Mexico, S.A. de C.V.
filed 2006-05-10
CIK 1055294

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 333-08322

Kansas City Southern de México, S.A. de C.V.
(formerly known as TFM, S.A. de C.V.)
(Exact name of Company as specified in its charter)

Kansas City Southern of México
(Translation of Registrant’s name into English)

México	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Montes Urales 625
Lomas de Chapultepec
11000 México, D.F.
México
(Address of Principal Executive Offices)

(5255) 9178-5836
(Company’s telephone number, including area code)

No Changes
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Kansas City Southern de México, S.A. de C.V. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

KANSAS CITY SOUTHERN DE MÉXICO, S.A. DE C.V. AND SUBSIDIARY

FORM 10-Q

MARCH 31, 2006

KANSAS CITY SOUTHERN DE MÉXICO, S.A. DE C.V. AND SUBSIDIARY

FORM 10-Q

MARCH 31, 2006

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

Introductory comments.

The consolidated financial statements included herein have been prepared by Kansas City Southern de México, S.A. de C.V. (“the Company”, “KCSM”, “we” or “our”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the three months ended March 31, 2006 are not necessarily indicative of the results expected for the full year 2006.

Due to the acquisition of our direct parent, Grupo Transportación Ferroviaria Mexicana, S.A. de C.V. (“Grupo TFM”), by Kansas City Southern (“KCS”) on April  1, 2005, as mentioned in note 3 to the consolidated financial statements and the effects of the push down accounting to the Company, the consolidated financial statements included herein are not comparable to the consolidated financial statements for periods prior to April 1, 2005. The Company’s consolidated financial statements are separated between “Successor” and “Predecessor” to reflect the Company’s results and financial position before and after the change in control. For the three months ended March 31, 2006, the consolidated financial statements include the effects of the push down of the purchase accounting allocation of the Company by KCS, as more fully described in note 4 to the consolidated financial statements. Accordingly, results for the interim periods are not indicative of the results expected for the full year.

KANSAS CITY SOUTHERN DE MÉXICO, S.A. DE C.V. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions of US dollars, except per share data)

	Successor
	March 31,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$5.0	7.1
Accounts receivable, net	131.3	93.0
Related company receivable	34.1	35.8
Other accounts receivable, net	30.1	44.6
Inventories	17.1	18.8
Other current assets	18.7	17.7

Total current assets	236.3	217.0
Concession value, net of accumulated amortization of $53.6 and $40.6, respectively	1,310.3	1,319.8
Property, machinery and equipment, net of accumulated depreciation of $28.3 and $21.8, respectively	595.9	593.4
Investments held in associated companies	39.2	38.0
Deferred charges	16.1	16.9
Other assets	36.5	37.3
Deferred income tax	145.2	147.1

Total assets	$2,379.5	2,369.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and capital lease due within one year	$4.5	4.5
Interest payable	31.5	9.9
Accounts payable	125.0	145.2
Related company payable	22.5	13.3
Other current liabilities	22.7	22.3

Total current liabilities	206.2	195.2
Non current liabilities:
Long-term debt	905.3	903.7
Deferred statutory profit sharing	35.3	28.9
Other long- term liabilities and deferred credits	77.0	87.2

Total long-term liabilities	1,017.6	1,019.8

Total liabilities	1,223.8	1,215.0
Minority interest	(1.3)	(1.3)
Stockholders’ equity:
Common stock, 1,107,191,004 shares authorized, issued without par value	1,758.9	1,758.9
Receivable under agreements with parent company	(661.1)	(661.1)
Treasury/parent shares	(561.5)	(561.5)
Additional paid in capital	242.2	245.4
Retained earnings	378.5	374.1

Total stockholders’ equity	1,157.0	1,155.8

Commitments and Contingencies
Total liabilities and stockholders’ equity	$2,379.5	2,369.5

See accompanying notes to unaudited condensed consolidated financial statements.

KANSAS CITY SOUTHERN DE MÉXICO, S.A. DE C.V. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions of US dollars)

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
	(Unaudited)

Transportation revenues	$175.8	170.1

Operating expenses:
Salaries, wages and employee benefits	29.9	28.8
Purchased services	34.0	36.8
Fuel, material and supplies	28.5	24.9
Other costs	28.3	31.5
Depreciation and amortization	22.9	21.8

Total operating expenses	143.6	143.8

Operating income	32.2	26.3

Interest expense	(23.0)	(27.4)
Interest income	0.5	0.4
Exchange (loss) gain — net	(4.2)	0.2

Net financing cost	(26.7)	(26.8)

Net earnings of unconsolidated affiliates	1.2	—

Income (loss) before income taxes and minority interest	6.7	(0.5)
Income tax expense (benefit)	2.3	(1.4)

Income before minority interest	4.4	0.9
Minority interest	—	0.1

Net income for the period	$4.4	1.0

See accompanying notes to unaudited condensed consolidated financial statements.

KANSAS CITY SOUTHERN DE MÉXICO, S.A. DE C.V. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions of US dollars)

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
	(Unaudited)

Operating activities:
Net income	$4.4	1.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22.9	21.8
Deferred income tax	2.3	(1.4)
Deferred statutory profit sharing	1.0	0.5
Minority interest	—	(0.1)
Equity earnings in associates	(1.2)	—
Loss on sale and write-off of cost of properties, net	—	0.7
Changes in assets and liabilities:
Accounts receivable, net	(38.3)	(10.5)
Amounts receivable/payable to/from related parties	10.9	0.1
Other accounts receivable	14.5	3.0
Inventories	1.7	(3.6)
Other current assets	(1.1)	(3.0)
Accounts payable and accrued expenses	2.0	28.1
Other non-current assets and long-term liabilities	(9.2)	(0.7)

Net cash provided by operating activities	9.9	35.9
Investing activities:
Acquisitions of property and equipment	(15.2)	(9.2)
Proceeds from sale of equipment	0.3	0.2

Net cash used in investing activities	(14.9)	(9.0)

Financing activities:
Payment of long term loan	—	(35.5)
Proceeds from credit agreement	2.9	—
Payments under capital lease obligations	(0.1)	(0.1)

Net cash provided by (used in) financing activities	2.8	(35.6)

Decrease in cash and cash equivalents	(2.2)	(8.7)
Cash and cash equivalents:
At beginning of the period	7.2	14.2

At end of the period	$5.0	5.5

See accompanying notes to unaudited condensed consolidated financial statements.

KANSAS CITY SOUTHERN DE MÉXICO, S.A. DE C.V. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in millions of US dollars)

		Receivable Under	Treasury/
		Agreements with	Parent	Additional	Retained
	Common Stock	Parent Company	Shares	Paid in Capital	Earnings	Total

Successor:
Balances at December 31, 2005	$1,758.9	(661.1)	(561.5)	245.4	374.1	1,155.8
Push down of additional basis from acquisition by shareholders	—	—	—	(3.2)	—	(3.2)
Net income for the period	—	—	—	—	4.4	4.4

Balances at March 31, 2006	$1,758.9	(661.1)	(561.5)	242.2	378.5	1,157.0

See accompanying notes to unaudited condensed consolidated financial statements.

KANSAS CITY SOUTHERN DE MÉXICO, S.A. DE C.V. AND SUBSIDIARY

UNAUDITED CONDENSED NOTES TO THE
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MARCH 31, 2006 AND 2005
(Amounts in millions of US dollars, except number of shares)

1.	Interim Condensed Consolidated Financial Statements and Basis of Presentation.

In the opinion of the management of Kansas City Southern de México, S.A. de C.V. (“KCSM”, “we”, “our”, or “the Company”), the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of KCSM and its subsidiary as of March 31, 2006 and December 31, 2005, the results of its operations for the three months ended March 31, 2006 and 2005, its cash flows for the three months ended March 31, 2006 and 2005, and its changes in stockholders’ equity for the three months ended March 31, 2006. The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The results of operations for the three month period ended March 31, 2006 are not indicative of the results to be expected for the full year 2006. For information regarding the Company’s significant accounting policies and estimates, see note 5 of these condensed notes to the consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

Due to the acquisition of Grupo Transportación Ferroviaria Mexicana, S.A. de C.V. (“Grupo TFM”) by KCS on April 1, 2005, as mentioned in note 3 to the consolidated financial statements and the effects of the push down accounting to the Company, the consolidated financial statements included herein are not comparable to the financial statements for periods prior to April 1, 2005. The Company’s consolidated financial statements are separated between “Successor” and “Predecessor” to reflect the Company’s results and financial position before and after the change in control. For the three months ended March 31, 2006, the consolidated financial statements include the effects of the push down of the purchase accounting allocation of the Company by KCS, as more fully described in note 4 to the consolidated financial statements.

2.	Description of the Company and its subsidiary.

KCSM

KCSM was established by the Mexican government in November 1996 in connection with the privatization of the Mexican rail system, which had been operated by Ferrocarriles Nacionales de México (“FNM”). On December 2, 1996, the Mexican government granted KCSM a 50-year concession, renewable subject to certain conditions for additional periods of up to 50 years, to provide freight transportation services over rail lines running through the North and Central portions of Mexico and agreed to transfer to KCSM related railroad equipment and other assets as well as 25.0% of the share capital of Ferrocarril y Terminal del Valle de México, S.A de C.V. (“FTVM”). KCSM has an exclusive right to provide such services for the first 30 years of the concession. KCSM commenced operations on June 24, 1997.

Arrendadora TFM

Arrendadora TFM was incorporated on September 27, 2002 as a sociedad anónima de capital variable under the laws of México and its only operation is the leasing to KCSM locomotives and freight cars. Ninety eight percent of the capital stock of Arrendadora TFM is owned by KCSM and 2% is owned by Grupo TFM.

Mexrail, Inc. (“Mexrail”)

Grupo TMM, S.A. (“Grupo TMM”), and KCS entered into a Stock Purchase Agreement on August 16, 2004 (“Mexrail Stock Purchase Agreement”). Pursuant to the Mexrail Stock Purchase Agreement, on August 16, 2004 KCS purchased from KCSM 51% of the outstanding shares of Mexrail for $32.7 million, and placed these shares into trust pending Surface Transportation Board (“STB”) approval of KCS’ common control of The Kansas City Southern Railway Company and the Gateway Eastern Railway Company with Mexrail’s wholly owned rail subsidiary, the Texas Mexican Railway Company. KCSM did not have any right or obligation to repurchase the Mexrail shares sold to KCS, and KCSM retained ownership of 49% of Mexrail’s shares.

KANSAS CITY SOUTHERN DE MÉXICO, S.A. DE C.V. AND SUBSIDIARY

UNAUDITED CONDENSED NOTES TO THE
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

With the completion of the acquisition of Grupo TFM, KCS has indirect ownership of KCSM’s remaining 49% interest in Mexrail. At March 31, 2006 and December 31, 2005, the results of Mexrail are presented in an equity method which amounted to $1.5 million of benefit and $4.3 million of expense, respectively.

FTVM

FTVM was incorporated as a sociedad anónima de capital variable under the laws of México. The corporate purpose of the company is to provide railroad services as well ancillary services, including those related to interchange, switching and haulage services. KCSM holds 25% of the share capital of this company. The other shareholders of the company, each holding 25% are Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”), Ferrosur, S.A. de C.V. (“Ferrosur”) and the Mexican government. Ferrosur and Ferromex are currently under the common control of Grupo Mexico, S.A. de C.V. (“Grupo Mexico”).

3.	Change in Control.

On April 1, 2005, KCS and Grupo TMM completed a transaction under which KCS acquired control of Grupo TFM through the purchase of shares of the common stock of Grupo TFM belonging to Grupo TMM, representing a 48.5% effective interest (51% of the shares of Grupo TFM entitled to full voting rights) (“the Acquisition”).

As a result of the Acquisition and the subsequent purchase and elimination of the Mexican government’s ownership of KCSM resulting from the September 12, 2005 settlement of certain disputes among Grupo TMM, Grupo TFM, KCSM and the Mexican government, KCS has controlled KCSM since April 1, 2005.

4.	Push down accounting and allocation of purchase price.

In accordance with the principles of push-down accounting, the Company has allocated the purchase price to the tangible and intangible assets and liabilities of KCSM based on their fair values. The fair values assigned to assets acquired and liabilities assumed were based on management estimates of fair value and published market prices.

As of March 31, 2006, the Company has finalized its purchase price allocation relating to the acquisition of both the 38.8% interest of Grupo TMM and the acquisition of the 23.9% interest of the Mexican government. KCS’s purchase price was reduced by $3.2 million, relating primarily to a decrease in the liability for severance of $3.7 million and an increase of $0.5 million in the liability for relocation costs. These final adjustments did not have a material impact on the financial statements in the current period. The remaining liability for severance and relocation cost was $4.5 million and $9.9 million at March 31, 2006 and December 31, 2005, respectively. The Company expects to substantially complete the settlement of these liabilities prior to December 31, 2006.

Deferred Assets and Liabilities.

In connection with the Acquisition Agreement, KCS assessed the fair value of KCSM’s long term contractual relationships, including debt, locomotive and railcar leases and maintenance contracts for locomotives. As a result of the amortization of the deferred credits and deferred charges, for the nine months ended December 31, 2005, KCSM recognized an increase in equipment cost of $5.6 million and reductions of purchased services expense and interest cost of $4.8 million and $2.3 million, respectively. During the first quarter of 2006, KCSM recognized an increase in equipment cost of $2.6 million and reductions of purchased services expense and interest cost of $2.2 million and $1.1 million, respectively. Fair value was determined based on current market rates and other management estimates. Accordingly, KCSM has recorded necessary valuation reserves for the related contracts, which are reflected in the December 31, 2005 consolidated financial statements.

As a result of the amortization of the deferred credits and deferred charges, for the three months ended March 31, 2006 KCSM recognized an increase in equipment cost of $2.6 million and reductions of purchased services expense and interest cost of $2.2 million and $1.1 million, respectively.

KANSAS CITY SOUTHERN DE MÉXICO, S.A. DE C.V. AND SUBSIDIARY

UNAUDITED CONDENSED NOTES TO THE
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Summary of significant accounting policies.

Following the acquisition by KCS on April 1, 2005, KCSM and its subsidiary have prepared the accompanying condensed consolidated financial statements in accordance with U.S. GAAP.

Principles of Consolidation.  The accompanying condensed consolidated financial statements are presented using the accrual basis of accounting and include the Company and its majority owned subsidiary. All significant intercompany accounts and transactions have been eliminated. The equity method of accounting is used for all entities in which the Company or its subsidiary have significant influence, but not more than 50% voting interest; the cost method of accounting is generally used for investments of less than 20% voting interest.

a.  Property, machinery and equipment.

Overhead capitalization.

The Company capitalizes certain overhead costs representing the indirect costs associated with construction and improvement projects. Overhead factors are periodically reviewed and adjusted to reflect current costs.

b.  Deferred income taxes.

Deferred income taxes are provided using the liability method, on temporary differences arising between the tax basis of assets and liabilities and their carrying amounts in the consolidated financial statements. Currently enacted tax rates are used in the determination of deferred income tax.

Deferred tax assets are recognized to the extent that it is more likely than not that future taxable profit, against which the temporary differences can be utilized, will be available. Deferred income tax is provided on temporary differences arising on investments in subsidiary and associates, except where the timing of the reversal of the temporary difference can be controlled and it is probable that the temporary difference will not reverse in the foreseeable future.

c.  Employees’ statutory profit sharing.

KCSM is subject to employees’ statutory profit sharing requirements under Mexican law and calculates profit sharing liability as ten percent (10%) of KCSM’s net taxable income. Employees’ statutory profit sharing is determined at the statutory rate of ten percent (10%) of taxable income, adjusted as prescribed by Mexican law and included in operating expenses.

d.  Minority interest.

Minority interest reflects Grupo TFM’s 2% ownership in Arrendadora TFM.

e.  Net income (loss) per share.

Net income (loss) per share is calculated based on the weighted average number of shares outstanding during the period. There are no potential dilutive instruments outstanding, therefore basic and diluted earnings per share are the same.

f.  Use of estimates.

The preparation of the consolidated financial statements requires management to make earnings estimates and assumptions that could affect the reported amounts of assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

KANSAS CITY SOUTHERN DE MÉXICO, S.A. DE C.V. AND SUBSIDIARY

UNAUDITED CONDENSED NOTES TO THE
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

g.  Accruals.

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

h.  Financial instruments and hedging activities.

The Company does not engage in the trading of derivatives for speculative purposes, but uses them for risk management purposes only. In general, the Company enters into derivative transactions in limited situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions in order to manage risks and exposures associated with the Company’s various operations, and in doing so it may enter into such transactions more frequently as deemed appropriate.

Foreign exchange contracts.

The purpose of KCSM’s foreign exchange contracts is to limit the risks arising from exchange rate fluctuations in its Mexican peso-denominated monetary assets and liabilities. The nature and quantity of any hedging transactions will be determined by management based upon net asset exposure and market conditions.

As of March 31, 2006, KCSM had two Mexican peso call options outstanding in the notional amount of $1.7 million and $1.2 million, respectively, based on the average exchange rate of 12.50 Mexican pesos per US dollar and 13.00 Mexican pesos per US dollar. These options expire on May 30, 2006 and September 6, 2006, respectively. The premiums paid were $34,000 and $16,000, respectively, and were expensed since these contracts did not qualify for hedge accounting. As of March 31, 2006, KCSM did not have any outstanding forward contracts.

Foreign currency balance.

At March 31, 2006, KCSM had monetary assets and liabilities denominated in Mexican pesos of Ps1,437 million and Ps464 million, respectively. At March 31, 2006, the exchange rate was 10.87 Mexican pesos per US dollar. At December 31, 2005 KCSM had monetary assets and liabilities denominated in Mexican pesos of Ps1,079 million and Ps545 million, respectively. At December 31, 2005, the exchange rate was 11.14 Mexican pesos per US dollar.

i.  Concentration of risk.

Over 13.7% of KCSM’s transportation revenues are generated by the automotive industry, which is made up of a relatively small number of customers. In addition, KCSM’s largest customer accounted for approximately 6.1% and 6.4% of its transportation revenues for the three months ended March 31, 2006 and 2005, respectively. KCSM performs ongoing credit valuations of its customers’ financial conditions and maintains a provision for allowance of those receivables. As of March 31, 2006, the Company has no customers that represent more than 10% of its revenues.

6.	Financing.

On April 7, 2006, KCSM entered into a Waiver and Amendment (the “Waiver and Amendment”) to its $106.0 million credit agreement dated October 24, 2005 (the “KCSM 2005 Credit Agreement”). The KCSM Credit Agreement was amended to (i) exclude certain payment obligations accrued under two locomotive maintenance agreements and under a track maintenance rehabilitation agreement from the definition of Indebtedness, (ii) eliminate certain minimum and multiple borrowing thresholds for Mexican peso borrowings under the revolving credit facility and (iii) eliminate the reporting requirement to provide unaudited consolidated financial statements for the

KANSAS CITY SOUTHERN DE MÉXICO, S.A. DE C.V. AND SUBSIDIARY

UNAUDITED CONDENSED NOTES TO THE
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fourth fiscal quarter. The Waiver and Amendment also waived (iv) certain reporting requirements, including the requirement to provide audited consolidated financial statements 90 days after the end of the 2005 fiscal year, provided such reports are delivered by April 30, 2006, and (v) compliance with the Consolidated Leverage Ratio obligations of Section 7.1(c) of the KCSM 2005 Credit Agreement for the four quarters ending December 31, 2005, if compliance therewith was calculated without giving effect to the amendment to the definition of “Indebtedness” in the Waiver and Amendment, provided that KCSM is in compliance therewith after giving effect to the Waiver and Amendment. As of March 31, 2006, the Company did not have any changes related to the Waiver and Amendment. The Company did provide its financial statements by April 30, 2006 and was in compliance with the Consolidated Leverage Ratio after giving effect to the Waiver and Amendment.

  Covenants

The agreements related to the above-mentioned loan includes certain affirmative and negative covenants and customary covenants and require the Company to maintain certain financial ratios. KCSM and its subsidiary were in compliance with these covenants as of March 31, 2006, after giving effect to the Waiver and Amendment.

7.	Balances with related parties.

Related parties’ balances as of March 31, 2006 and December 31, 2005, are as follows:

	March 31,	December 31,
	2006	2005

Accounts receivable:
Tex Mex	$1.5	1.3
Nafta Rail	13.7	13.6
KCS	18.9	20.9

Total	$34.1	$35.8

Accounts payable:
KCS	$21.2	12.9
Ferrocarril y Terminal del Valle de México, S.A de C.V.	1.3	0.4

Total	$22.5	$13.3

8.	Income tax, asset tax and tax loss carryforwards.

Income tax.

For financial reporting purposes, the difference between tax losses and book income (loss) are due principally to the inflation gain or loss recognized for tax purposes, the difference between book and tax depreciation and amortization, non-deductible expenses and temporary differences for certain items that are reported in different periods for financial reporting and income tax purposes.

The Company has recognized deferred tax assets related to its tax loss carryforwards, net of effects derived from the temporary differences arising from concession value and property, machinery and equipment, after evaluating the reversal of existing taxable temporary differences. To the extent that the balance of the deferred tax assets exceeds the existing temporary differences, management has evaluated the recoverability of such amounts by estimating future taxable profits expected in the foreseeable future and the remaining tax loss carryforwards periods which extend between 2012 through 2046. The future taxable profits include estimates of profitability and macroeconomic assumptions which are based on management’s best estimate as of this date.

KANSAS CITY SOUTHERN DE MÉXICO, S.A. DE C.V. AND SUBSIDIARY

UNAUDITED CONDENSED NOTES TO THE
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Commitments and contingencies.

The Company has had no material changes in its outstanding litigation or other commitments and contingencies from that previously reported in Note 19 to the condensed consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except as described in the following paragraphs:

Commitments.

Concession duty.

Under the concession, the Mexican government has the right to receive a payment from the Company equivalent to 0.5% of the gross revenue during the first 15 years of the concession period and 1.25% during the remaining years of the concession period. For the three month ended March 31, 2006 and 2005, the concession duty expense amounted to $0.9 million, which was recorded as an operating expense.

Contingencies.

A) Ferromex disputes.

Disputes Relating to Payments for the use of Trackage and Haulage Rights and Interline Services.  KCSM and Ferromex both initiated administrative proceedings seeking a determination by the Secretaria de Comunicaciones y Transportes (“Secretariat of Communications and Transports” or “SCT”) of the rates that each company should pay each other in connection with the use of trackage and haulage rights and interline and terminal services. The SCT, on March 13, 2002, issued a ruling setting the rates for trackage and haulage rights. On August 5, 2002, the SCT issued a ruling setting the rates for interline and terminal services. KCSM and Ferromex appealed both rulings and, following trial and appellate court decisions, the Mexican Supreme Court on February 24, 2006, in a ruling from the bench, sustained KCSM’s appeal of the SCT’s trackage and haulage rights ruling, vacating the ruling and ordering the SCT to issue a new ruling consistent with the Court’s opinion. KCSM has not yet received the written opinion of the Mexican Supreme Court relating to the decision announced on February 24, 2006, nor has the Mexican Supreme Court decided the interline and terminal services appeal. We believe that even if the rates set in 2002 become effective, there will be no material adverse effect on our financial statements.

Disputes Relating to the Exercise of Trackage Rights.  KCSM and Ferromex are also parties to various civil cases involving disputes over the application and proper interpretation of the mandatory trackage rights, none of which we believe to be material individually or in the aggregate.

Disputes Relating to the Scope of the Mandatory Trackage Rights.  In August 2002, the SCT issued rulings determining Ferromex’s trackage rights in Monterrey and KCSM’s trackage rights in Altamira. KCSM and Ferromex both appealed the SCT’s rulings. At the administrative federal court level, KCSM obtained favorable rulings in both cases. Ferromex appealed these rulings. In connection with the Altamira proceedings, on August 10, 2005, an appellate court granted Ferromex’s appeal and ordered the Administrative Federal Court determined to vacate its prior resolution and issue a new resolution declaring as null and void the SCT’s determination that KCSM’s trackage rights should include access to the Port of Altamira. In connection with the Monterrey proceedings, the case was remanded to the Administrative Federal Court with instructions to consider additional arguments before issuing its ruling. KCSM is still awaiting that ruling but does not expect that ruling would have a material adverse effect on its financial statements.

B) SCT Sanction Proceedings.

On April 6, 2006 and April 7, 2006, the SCT initiated sanction proceedings against us and Grupo TFM, arguing that we failed in the years 2004 and 2005 to make the capital investments projected under the five year plan filed with the SCT. On April 27 and 28, 2006, we responded to the SCT letters, in each case providing the SCT with more

KANSAS CITY SOUTHERN DE MÉXICO, S.A. DE C.V. AND SUBSIDIARY

UNAUDITED CONDENSED NOTES TO THE
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

detailed information concerning KCSM’s capital investment program and explained why it is not appropriate for the SCT to sanction the Company. We believe that even if the threatened SCT sanctions become effective, there will be no material adverse effect on our financial statements.

C) Mancera’s Proceeding.

On March 6, 2006, Mancera Ernst & Young, S.C. (“Mancera”) filed a claim against KCSM requesting the payment of a success fee of $11.7 million or 129.0 million Mexican pesos plus costs and expenses deriving from Mancera’s representation of the Company in the Company’s value added tax claim against the Mexican government. On March 16, 2006, the Company responded to the claim and the parties are currently in the evidence stage of the trial. Management believes that it has adequately reserved for the Company’s obligation under the engagement agreement with Mancera and does not believe that the resolution of this claim will have a material effect on our financial statements.

D) There is a contingent liability arising from the labor obligations mentioned in note 2(m) to the consolidated financial statements included in our Annual Report for the fiscal year ended December 31, 2005.

E) The five-year period prior to our most recent income tax return filed is open to governmental tax examination.

F) In accordance with the Mexican Income Tax Law, companies carrying out transactions with related parties are subject to certain requirements as to the determination of prices, since such prices must be similar to those that would be used in arm’s-length transactions. If the tax authorities examine our related transactions and reject the related-party prices, they could assess additional taxes plus the related inflation adjustment and interest, in addition to penalties of up to 100% of the omitted taxes.

G) Other.

KCSM is a party to various other legal proceedings and administrative actions arising in the ordinary course of business. Although it is impossible to predict the outcome of any legal proceeding or administrative action, in management’s opinion, such proceedings and actions should not, either individually or in the aggregate, have a material adverse effect on the Company’s financial statements.

10.	New Accounting Pronouncements.

Statement No. 156 “Accounting for Servicing of Financial Assets” (“FASB Statement 156”), an Amendment of Financial Accounting Standards Board “FASB Statement No. 140”, was issued in March 2006. Once effective, FASB Statement 156 will require entities to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering in to a servicing contract in certain situations. FASB Statement 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value and permits a choice of either the amortization or fair value measurement method for subsequent measurement. The effective date of FASB Statement 156 is for annual periods beginning after September 15, 2006, with earlier adoption permitted as of the beginning of an entity’s fiscal year provided the entity has not issued any financial statements (including interim financial statements) for that year. The adoption of FASB Statement 156 is not expected to have a material impact on our consolidated financial statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion set forth below, as well as other portions of this Form 10-Q, contain forward-looking comments that are not based upon historical information. Such forward-looking comments are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. Readers can identify these forward-looking comments by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. The actual results of operations of Kansas City Southern de México, S.A. de C.V. (“the Company,”, “KCSM”, “we,” or “our”) could materially differ from those indicated in forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Item 1A — Risk Factors of Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which is on file with the U.S. Securities and Exchange Commission (File No. 333-08322) and which “Risk Factors” section is hereby incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating forward looking comments. The Company will not update any forward-looking comments set forth in this Form 10-Q.

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

Corporate Overview.

KCSM operates the primary commercial corridor of the Mexican railroad system, which allows us to participate significantly in the growing freight traffic between Mexico, the U.S. and Canada. We provide freight transportation services under a 50-year concession, during the first 30 years of which we are the exclusive provider, subject to certain trackage rights of other freight carriers. Our concession is renewable for an additional period of up to 50 years subject to certain conditions.

We seek to establish our railroad as the primary inland freight transporter linking Mexico with the U.S. and Canadian markets. As the operator of the primary and most direct rail corridor from Mexico City to the U.S. border, our route structure enables us to benefit from continuing growth in NAFTA trade. We are the only Mexican railroad that serves the Mexico-U.S. border crossing at Nuevo Laredo-Laredo, which is the largest freight exchange point between Mexico and the U.S. Through KCS’ U.S. railway subsidiaries, as well as through interchanges with other major U.S. railroads, we provide customers with access to an extensive network through which they may distribute products throughout North America and overseas.

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

Our business is subject to a number of macroeconomic factors that affect our operating results, including the circumstances described in Item 1A of the Company’s Annual Report on Form 10-K. These include factors outside our control, such as (i) the impact of inflation, political developments, exchange rates and other factors tied to Mexico, (ii) seasonality in our business and that of our customers (iii) our dependence on global fuel prices for our operations, and (iv) our continuing obligations to the Mexican government arising out of the privatization of our rail lines in 1997 and our concession, including our obligations in respect of required capital expenditures.

Critical Accounting Policies.

The Company had no significant changes in its key accounting policies from that previously reported in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except as follows:

Overhead Capitalization.

The Company capitalizes certain overhead costs representing the indirect costs associated with construction and improvement projects. Overhead factors are periodically reviewed and adjusted to reflect current cost.

2006 Outlook.

The current outlook for the Company’s business for the remainder of 2006 is included in the following discussion. The first paragraph above this Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains a discussion regarding forward-looking comments.

For the first quarter of 2006, we believe that the current trend of a strengthening North American economy will continue to drive improvements and gains in our operating income. Management expects overall KCSM revenues to continue to show year over year increases.

As a result of placing KCSM, KCSR and Tex-Mex under the common control of KCS, management believes KCSM will be a stronger, more competitive railway network with improved operating efficiencies resulting from common control and ownership. Furthermore, management believes that common control of these railroads will enhance competition and give shippers a stronger transportation alternative in moving goods between Mexico, the United States, and Canada. However, factors that affect the Mexican economy and business climate, such as foreign exchange rates, tax laws and inflation will directly impact our consolidated results.

Assuming normalized rail operations, variable costs and expenses are expected to change proportionate to increases in revenue volumes. Material changes in the market price for fuel will impact our operating costs. To mitigate this risk, in 2006, we expect fuel surcharges to continue to be the primary hedge against fuel price volatility. We expect to continue with this rate policy during the rest of 2006.

RECENT DEVELOPMENTS.

Commitments and Contingencies.

The Company has had no material changes in its outstanding litigation or other commitments and contingencies from that previously reported in Note 19 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except as described in the following paragraphs:

A) SCT Sanction Proceedings.

On April 6, 2006 and April 7, 2006, the SCT initiated sanction proceedings against us and Grupo TFM, arguing that we failed in the years 2004 and 2005 to make the capital investments projected under the five year plan filed with the SCT. On April 27 and 28, 2006, we responded to the SCT letters, in each case providing the SCT with more detailed information concerning the KCSM’s capital investment program and explained why it is not appropriate for the SCT to sanction the Company. We believe that even if the threatened SCT sanctions become effective, there will be no material adverse effect on our financial statements.

B) Waiver and Amendment to the New Credit Agreement.

KCSM failed to comply with certain reporting requirements and other terms of the KCSM 2005 Credit Agreement. These failures constituted defaults under the terms of the 2005 Credit Agreement and limited our ability to access the revolving credit facility. On April 7, 2006 KCSM entered into the Waiver and Amendment. The Waiver and Amendment waived the defaults and extended the timeframe for reporting requirements for 2005 fiscal year results from March 31, 2006 until April 30, 2006. KCSM is currently in compliance with the covenants contained in the KCSM 2005 Credit Agreement, after giving effect to the Waiver and Amendment.

C) New President and Executive Representative.

On April 19, 2006, KCS announced that it had appointed Mr. José Guillermo Zozaya Delano as President and Executive Representative of Grupo TFM. Mr. Zozaya will also serve as the President and Executive Representative of KCSM. Mr Zozaya has 35 years of professional experience having served in various positions, in both the public and private sectors in Mexico. He joins us after serving as legal director of Exxon Mobil México. Mr. Zozaya holds a legal degree from the Universidad Iberoamericana and received a degree in economics from the Instituto Tecnólogico Autónomo de México. He also participated in the International Administrative program at Thunderbird University, Glendale Arizona. In addition, Mr. Zozaya took part in an Attorneys Administration program at Yale University.

D) Mancera’s Proceeding.

On March 6, Mancera Ernst & Young, S.C. (“Mancera”) filed a claim against KCSM requesting the payment of a success fee of $11.7 million or 129.0 million Mexican pesos plus costs and expenses deriving from Mancera’s representation of the Company in the Company’s value added tax claim against the Mexican government. On March 16, 2006 the Company responded to the claim and the parties are in the evidence stage of the trial. Management believes that it has adequately reserved for its obligation under the engagement agreement with Mancera and does not believe that the resolution of this claim will have a material adverse effect on its financial statements.

E) There is a contingent liability arising from the labor obligations mentioned in note 2(m) to the consolidated financial statements included in our Annual Report for the fiscal year ended December 31, 2005.

F) The five-year period prior to the most recent income tax return filed is open to governmental tax examination.

G) In accordance with the Mexican Income Tax Law, companies carrying out transactions with related parties are subject to certain requirements as to the determination of prices, since such prices must be similar to those that would be used in arm’s-length transactions. If the tax authorities examine our related-party transactions and reject the related-party prices, they could assess additional taxes plus the related inflation adjustment and interest, in addition to penalties of up to 100% of the omitted taxes.

H) Other.

The Company is a party to various other legal proceedings and administrative actions arising in the ordinary course of business. Although it is impossible to predict the outcome of any legal proceeding or administrative action, in management’s opinion, such proceedings and actions should not, either individually or in the aggregate, have a material adverse effect on the Company’s financial statements.

RESULTS OF OPERATIONS.

Due to the acquisition of Grupo TFM by KCS on April 1, 2005, and the related effects of the push down accounting to the Company, the consolidated financial statements included herein are not comparable to the financial statements for periods prior to April 1, 2005. The Company’s consolidated financial statements are separated between “Successor” and “Predecessor” to reflect the Company’s results and financial position before and after the change in control. For the three months ended March 31, 2006, the consolidated financial statements include the effects of the push down of the purchase accounting allocations. Accordingly, results for the interim periods are not indicative of the results expected for the full year. The Company has presented its financial information for the three months ended March 31, 2006.

The following table summarizes the income statement components of the Company for the three months ended March 31, 2006 and 2005 (in millions):

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2006	2005
	(Unaudited)

Transportation revenues	$175.8	170.1

Operating expenses	120.7	122.0
Depreciation and amortization	22.9	21.8

Total operating expenses	143.6	143.8

Operating income	32.2	26.3
Net financing cost	(26.7)	(26.8)
Equity earnings in affiliates	1.2	—

Income (loss) before income taxes and minority interest	6.7	(0.5)
Income tax expense (benefit)	2.3	(1.4)

Income before minority interest	4.4	0.9
Minority interest	—	0.1

Net income for the period	$4.4	1.0

Revenues.

The following table summarizes consolidated KCSM revenues, including carloads statistics, for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006			2005
			% of			% of
Business Segment	Carloads	Revenues	Revenues	Carloads	Revenues	Revenues
	(In millions)			(In millions)

Agro-industrial products	27,655	$35.3	20.1	27,594	$36.1	21.2
Cements, metals and minerals	42,757	39.2	22.3	45,220	36.8	21.7
Chemical and petrochemical products	24,421	32.1	18.3	25,642	32.1	18.9
Automotive products	25,122	24.2	13.7	27,093	27.2	16.0
Manufactured products, industrial products	25,612	26.9	15.3	24,817	22.1	13.0
Intermodal freight	48,624	14.0	8.0	49,494	13.9	8.1
Other(1)	—	4.1	2.3	—	1.9	1.1

Total	194,191	$175.8	100.0	199,860	$170.1	100.0

(1)	Other revenues include complementary railroad services such as haulage, demurrage, switching, etc.

Consolidated KCSM revenues for the three month period ended March 31, 2006 totaled $175.8 million, compared to $170.1 million for the same period in 2005. KCSM revenues for the three months ended March 31, 2006 increased $5.7 million or 3.4%, mainly attributable to freight rate increases, exchange rate benefit that amounted to $4.3 million and increased fuel surcharges of $3.1 million, partially offset by decrease in carload volumes.

Agro-industrial products — Revenues from agro-industrial products decreased 2.2% in the three month period ended March 31 2006, compared to the same period of 2005. For this three month period, decreases were driven by higher import targeted price improvements and fuel surcharges. These decreases were partially offset by a reduction in import shipments of soybeans, sorghum and wheat products during the three months ended March 31, 2006. Volume was relatively flat, but revenues increased due to longer length of haul.

Cements, metals and minerals — Revenues generated in this product category in the three month period ended March 31, 2006 increased 6.5%, from the same period of 2005. Mexican revenues increased during the three months ended March 31, 2006 as a result of changes an increase in production volumes of construction materials such as billets, bar and wire. Additionally, this increase was partially offset by a decrease in steel slab and steel coil revenues as a result of less international traffic.

Chemical and petrochemical products — We did not have any material change in this category in the three month period ended March 31, 2006, compared to the same period in 2005.

Automotive products — Revenue in the automotive category was impacted because the movements of finished vehicles were reduced by the industry during this period of time, including Mexican distribution.

Manufactured products and industrial products — Revenues generated for this segment increased in the three month period ended March 31, 2006 by 21.7%, from the same period of 2005. Revenue increase for this period was mainly driven by the increase in the northbound and the rate increase strategy. Additionally, beer showed an increase of 55% in export traffics due to the expansion of the Tuxtepec, Oaxaca plant.

Operating expenses.

The following table summarizes KCSM consolidated operating expenses (in million) for the three months ended March 31, 2006 and 2005. Certain prior period amounts have been reclassified to conform to the current year presentation.

Total operating expenses amounted to $143.6 and $143.8 million for the three months ended March 31, 2006 and 2005, respectively, which represents a decrease of $0.2 million. The following table illustrates our operating expenses for the indicated periods as a percentage of revenue generated during the same periods.

	Successor		Predecessor
	Three Months		Three Months
	Ended		Ended
	March 31,	% of	March 31,	% of
	2006	Revenue	2005	Revenue
	(Unaudited)

Salaries, wages and employee benefits	$29.9	17.0%	$28.8	16.9%
Purchased services	34.0	19.3%	36.8	21.6%
Fuel	26.8	15.2%	23.2	13.6%
Materials and supplies	1.7	1.0%	1.7	1.0%
Car hire-net	6.5	3.7%	8.6	5.1%
Rents other than car hire	14.6	8.3%	13.8	8.1%
Casualties and insurance	3.8	2.2%	2.2	1.3%
Employees’ statutory profit sharing	1.0	0.6%	0.5	0.3%
Other costs	2.4	1.4%	6.4	3.8%
Depreciation and amortization	22.9	13.0%	21.8	12.8%

Total operating expenses	$143.6	81.7%	$143.8	84.5%

Salaries, wages and employee benefits.  For the three months ended March 31, 2006, salaries, wages and employee benefits increased $1.1 million, compared with the same period in 2005. These increases were mainly attributable to the net effects of annual salary increases ( 4% in June 2005) and the increase in wages and fringe benefits as a result of our labor agreement revision in July 2005 (4.5% in wages and 2% in fringe benefits). Additionally, we experienced the effects of an appreciation of the Mexican peso against the US dollar of 5.1% during the three month period ended March 31, 2006 compared with the same period in 2005.

Purchased services.  Purchased services expense for the three month period ended March 31, 2006 decreased $2.8 million (7.6%), compared to the same period in 2005. Costs of purchased services consisted primarily of expenses related to maintenance of locomotives and freight cars, haulage, terminal services, legal expenses and security expenses. The decrease includes the effect of establishing a fair market value for the off balance sheet locomotive maintenance agreement between KCSM and EMD/GM under purchase accounting, which resulted in a $2.2 million credit to expense in the quarter. The decrease in our locomotives maintenance expenses by $2.3 million as a result of the termination on November 2, 2005 of the El-Mo-Mex, Inc. Locomotive Operating Lease Agreement, which covered 75 locomotives, and the capitalization cost of infrastructure projects and overheads by $1.5 million. This decrease was partially offset by the increase of $4.2 million in management fees and professional fees allocated from KCS.

Fuel.  Our fuel expenses increased 15.5% in the three month period ended March 31, 2006, compared to the same period in 2005. This increase was primarily due to the increase in the average fuel prices. The average fuel price per gallon during the three month period ended March 31, 2006 increased by 17.4% over 2005.

Car hire — net.  Our car hire — net expenses include costs incurred by us to use the freight cars of other railroads to move freight, net of car hire income and recoveries we receive from other railroads for use of our freight cars to move freight. Our car hire — net expenses are affected by the volume of our business, the number of cars we own or lease, traffic flows and the time it takes to move traffic. Car hire — net expenses for the three month period ended March 31, 2006 decreased by $2.1 million compared to the same period in 2005. This variance is attributable to a lower daily average third party cars on KCSM lines (17%) as well as an improvement in system velocity (10.6%) as a result of improvement of operations at Monterrey and Nuevo Laredo yards.

Rents other than car hire.  Rents other than car hire include locomotive and freight cars leases and equipment rental expenses. These expenses increased by $0.8 million or 5.8% in the three month period ended March 31, 2006 over the same period in 2005. The increase includes the effect of purchase accounting under which we established a fair market value for all of our operating leases for locomotives and freight cars. This resulted in an additional rental charge of $2.6 million in the quarter of 2006. A similar charge will occur in subsequent quarters until the expiration of all of the related leases. Additionally, we had a lower number of locomotives and freight cars leased in 2006 compared to 2005, decreasing expenses by $1.5 million.

Casualties and insurance.  Increased casualty and insurance expense was due primarily to a charge of $1.0 million in the first quarter of 2006, primarily for cars destroyed offset by recoveries from insurance proceeds in the first quarter of 2005 of $0.2 million.

Other costs.  Other costs consist primarily of employee expenses, such as the costs of meals, lodging and travel, as well as the concession duty payable to the Mexican government, loss on the sales of properties and equipment and the allowance for doubtful accounts. For the three month period ended March 31, 2006, these expenses decreased $4.0 million, compared to the same period in 2005. This decrease was attributable mainly to the reduction in the first quarter of 2005 of the value of certain assets in the amount of $2.3 million. During first quarter of 2006, other costs were reduced by $1.9 million of payroll taxes recovery and the effect of the change of capitalization policy / group method of depreciation. Under group method of depreciation, normal retirements reflected as a reduction accumulated depreciation and in the first quarter of 2005 the retirements of $1.0 million were recorded in our operating expenses. These decreases were offset by $1.2 million as a result of the increase of the allowance for doubtful accounts.

Depreciation and amortization.  Depreciation and amortization expenses for the three month period ended March 31, 2006 increased $1.1 million, compared to the same period in 2005. This increase was primarily a consequence of additional capital improvements to our lines and the result of purchase accounting, whereby the book values of our assets were adjusted upward based on a market value appraisal resulting in a $2.7 million charge for additional depreciation and amortization in the quarter. A similar charge will occur in subsequent quarters. These increases were offset by $2.0 million as a result of the changes in the depreciation rates made in December 2005.

Interest expense net.  Interest expense net for the three month period ended March 31, 2006 was $22.5 million, compared to $27.0 million for the same period in 2005. This decrease was attributable mainly to our debt refinancing of $443.5 million of our 11.75% Senior discount debentures in April 2005, reducing our interest rate to 9 3/8%.

Exchange gain (loss) — net.  The exchange loss for the three month period ended March 31, 2006 was $4.2 million, compared to a $0.2 million gain for the same period in 2005. During the three month period ended March 31, 2006, the US dollar depreciated 5.1% relative to the Mexican peso compared the same period in 2005.

Income tax expense.  Our net income tax expense for the three month period ended March 31, 2006 was $2.3 million, compared to a net income tax benefit of $1.4 million for the same period in 2005. The $3.7 million increase income tax was mainly due to the effects of inflation on tax loss carryforward of $2.8 million and the increase in the permanent differences related to inflationary components and non-deductible expenses amounting $0.9 million. This decrease in income tax was partially offset by the effect of net exchange loss of $1.6 million.

LIQUIDITY AND CAPITAL RESOURCES (amounts are in millions).

Summary cash flow data for the Company is as follows:

	Successor	Predecessor
	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2006	2005
	(Unaudited)

Cash flows provided by (used for):
Operating activities	$9.9	$35.9
Investing activities	(14.9)	(9.0)
Financing activities	2.8	(35.6)
Cash and cash equivalents:
Net decrease	(2.2)	(8.7)
Balance at beginning of period	7.2	14.2
Balance at end of period	$5.0	$5.5

We generated positive cash flows from operating activities of $9.9 million during the three month period ended March 31, 2006, compared to $35.9 million for the same period in 2005.

The following tables set forth our principal capital expenditures during the three month period ended March 31, 2006 and 2005. Current capital expenditures are being financed with funds from operating cash flows.

	Successor	Predecessor
	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2006	2005
	(Unaudited)

Capital Expenditures:
Locomotives and freight cars	$4.8	$0.7
Track structure	8.7	7.7
Telecommunication	—	0.4
Other	1.7	0.4

Total	$15.2	$9.2

A significant portion of our capital expenditures is tied to volume of traffic, and therefore is variable to the extent of such volumes change. Capital expenditures do not include locomotives or freight cars leased under operating leases.

Cash Flows from Investing Activities.

Net cash used in investing activities during the three month period ended March 31, 2006 was $14.9 million, which consisted mainly of capital expenditures. We made capital expenditures in an aggregate amount of $15.2 million, representing 8.6% of our transportation revenues in the three month period ended March 31, 2006, including $8.7 million for track improvements, siding extensions, track equipment acquisition, undercutting and signaling equipment acquisition as well as $4.8 million for upgrades of our locomotives and freight cars.

Net cash used in investing activities during the three month period ended March 31, 2005 was $9.0 million. We made capital expenditures in aggregate amount of $9.2 million, representing 5.4% of our transportation revenues in the three month period ended March 31, 2005, which includes $7.7 million for track improvements, siding extensions and track equipment acquisition, as well as $0.7 million for upgrades of our locomotives and freight cars.

Cash Flows from Financing Activities.

Net cash flows provided by financing activities during the three month period ended March 31, 2006 was $2.8 million. This increase in cash resulted from proceeds of $2.9 million from the KCSM 2005 Credit Agreement .

Net cash flows used in financing activities during the three months period ended March 31, 2005 was $35.6 million, due primarily to $35.5 million principal payments under our term loan facility.

Commitments and contractual obligation:

Concession duty.

Under the concession, the Mexican government has the right to receive a payment from the Company equivalent to 0.5% of the gross revenue during the first 15 years of the concession period and 1.25% during the remaining years of the concession period. For the three months ended March 31, 2006 and 2005, the concession duty expense amounted to $0.9 million, which was recorded as an operating expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Omitted pursuant to General Instruction H(2)(c).

Item 4.	Controls and Procedures.

The Company’s President and Executive Representative and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal quarter for which this quarterly report on Form 10-Q is filed. Based on that evaluation, the President and Executive Representative and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the President and Executive Representative and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We are continuing to evaluate possible changes that we may have to undertake in the Company’s internal controls and accounting policies and procedures as a result of the acquisition by KCS on April 1, 2005. KCSM will complete its Sarbanes-Oxley Act Section 404 compliance program no later than December 31, 2006. These changes in internal control are not expected to have a material affect, or are not reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION.

Item 1.	Legal Proceedings.

Part I, Item 1. “Financial Statements,” Note 9 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated herein by reference.

Item 1A.	Risk Factors.

There are no material changes to the Risk Factors disclosed under Item 1A in KCSM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

Omitted pursuant to General Instruction H(2)(b).

Item 3.	Defaults Upon Senior Securities.

Omitted pursuant to General Instruction H(2)(b).

Item 4.	Submission of Matters to a Vote of Security Holders.

Omitted pursuant to General Instruction H(2)(b).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit 10.1	An English translation of the Employment Agreement, dated April 20, 2006, between to the Company and José Guilleimo Zozaya Delano, is attached hereto as Exhibit 10.1.

Exhibit 31.1	President and Executive Representative Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	President and Executive Representative Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on May 9, 2006.

Kansas City Southern de México S.A. de C.V.

/s/  José Guillermo Zozaya Delano
President and Executive Representative