Form 10-Q
period 2006-06-30
Kansas City Southern de Mexico, S.A. de C.V.
filed 2006-08-09
CIK 1055294

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

FORM 10-Q
June 30, 2006

i

KANSAS CITY SOUTHERN DE MÉXICO, S.A. DE C.V. AND SUBSIDIARY

FORM 10-Q
JUNE 30, 2006

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

Introductory comments.

The consolidated financial statements included herein have been prepared by Kansas City Southern de México, S.A. de C.V. (“the Company”, “KCSM”, “we” or “our”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the three and six months ended June 30, 2006 are not necessarily indicative of the results expected for the full year 2006.

Due to the acquisition of Grupo TFM by Kansas City Southern (“KCS”) on April 1, 2005, as mentioned in Note 1 to the consolidated financial statements and the effects of the push down accounting to the Company, the consolidated financial statements included herein are not comparable to the consolidated financial statements for periods prior to April 1, 2005. The Company’s consolidated financial statements are separated between “Successor” and “Predecessor” to reflect the Company’s results and financial position before and after the change in control. For the three and six months ended June 30, 2006, the consolidated financial statements include the effects of the push down of the purchase accounting allocation to the Company by KCS, as more fully described in Note 3 to the consolidated financial statements. Accordingly, results for the interim periods are not indicative of the results expected for the full year.

KANSAS CITY SOUTHERN DE MÉXICO, S.A. DE C.V. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Amounts in millions of US dollars, except share data)

	Successor
	June 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$16.3	7.1
Accounts receivable, net of allowance for doubtful accounts of $19.8 and $13.0, respectively	112.9	93.0
Related company receivable	31.6	35.8
Other accounts receivable, net	27.5	44.6
Inventories	22.3	18.8
Other current assets	15.3	17.7

Total current assets	225.9	217.0
Concession value, net of accumulated amortization of $70.6 and $40.6, respectively	1,331.3	1,319.8
Property, machinery and equipment, net of accumulated depreciation of $21.8 and $21.8, respectively	604.3	593.4
Investments held in associated companies	41.0	38.0
Deferred charges	15.6	16.9
Other assets	33.8	37.3
Deferred income tax	131.6	147.1

Total assets	$2,383.5	2,369.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and capital lease due within one year	$165.3	4.5
Interest payable	10.0	9.9
Accounts payable	103.9	145.2
Related company payable	25.7	13.3
Other current liabilities	19.9	22.3

Total current liabilities	324.8	195.2

Non current liabilities:
Long-term debt	743.0	903.7
Deferred statutory profit sharing	40.0	28.9
Other long-term liabilities and deferred credits	73.6	87.2

Total long-term liabilities	856.6	1,019.8

Total liabilities	1,181.4	1,215.0

Minority Interest	(1.3)	(1.3)
Stockholders’ equity:
Common stock, 57,350,802 shares authorized, issued without par value	1,758.9	1,758.9
Receivable under agreements with parent company	(593.5)	(661.1)
Treasury/parent shares	(561.5)	(561.5)
Additional paid in capital	213.0	245.4
Retained earnings	386.5	374.1

Total stockholders’ equity	1,203.4	1,155.8

Contingencies
Total liabilities and stockholders’ equity	$2,383.5	2,369.5

See accompanying notes to the consolidated financial statements.

KANSAS CITY SOUTHERN DE MÉXICO, S.A. DE C.V. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions of US dollars)
(Unaudited)

	Successor			Predecessor
	Three Months	Three Months	Six Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	March 31,
	2006	2005	2006	2005
Transportation revenues	$194.9	184.1	370.7	170.1

Operating expenses:
Salaries, wages and employee benefits	28.3	31.2	58.2	28.8
Purchased services	29.5	33.8	63.5	36.8
Fuel, material and supplies	29.1	30.9	57.6	24.9
Other costs	36.7	88.4	65.0	31.5
Depreciation and amortization	21.7	25.6	44.6	21.8

Total operating expenses	145.3	209.9	288.9	143.8

Operating income (loss)	49.6	(25.8)	81.8	26.3
Interest expense	(23.2)	(28.3)	(46.2)	(27.4)
Interest income	0.6	0.3	1.1	0.4
Exchange (loss) gain — net	(7.0)	4.3	(11.2)	0.2

Net financing cost	(29.6)	(23.7)	(56.3)	(26.8)
Net earnings of unconsolidated affiliates	1.8	1.1	3.0	—

Income (loss) before income taxes and minority interest	21.8	(48.4)	28.5	(0.5)
Income tax expense (benefit)	13.8	(1.0)	16.1	(1.4)

Income (loss) before minority interest	8.0	(47.4)	12.4	0.9
Minority interest	—	0.2	—	0.1

Net income (loss) for the period	$8.0	(47.2)	12.4	1.0

See accompanying notes to the consolidated financial statements.

KANSAS CITY SOUTHERN DE MÉXICO, S.A. DE C.V. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions of US dollars)
(Unaudited)

	Successor		Predecessor
	Six Months	Three Months	Three Months
	Ended	Ended	Ended
	June 30,	June 30,	March 31,
	2006	2005	2005
Operating activities:
Net income (loss)	12.4	(47.2)	1.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44.6	25.6	21.8
Deferred income tax	16.1	(1.7)	(1.4)
Deferred statutory profit sharing	5.6	38.7	0.5
Minority interest	—	(0.2)	(0.1)
Equity earnings in associates	(3.0)	(1.1)	—
Loss on sale and write-off of cost of properties, net	—	3.6	0.7
Changes in assets and liabilities:
Accounts receivable, net	(19.9)	7.8	(10.5)
Amounts receivable/payable to/from related parties	16.7	(9.4)	0.1
Other accounts receivable, net	22.5	21.3	3.0
Inventories	(3.5)	3.0	(3.6)
Other current assets	(3.4)	(2.5)	(3.0)
Accounts payable and accrued expenses	(43.9)	(6.5)	28.1
Other non-current assets and long-term liabilities	(9.6)	(26.2)	(0.7)

Net cash provided by operating activities	34.6	5.2	35.9

Investing activities:
Acquisitions of property and equipment	(28.5)	(10.2)	(9.2)
Proceeds from sale of equipment	0.3	0.2	0.2

Net cash used in investing activities	(28.2)	(10.0)	(9.0)

Financing activities:
Proceeds from senior notes	—	460.0	—
Payment of senior discount debentures	—	(443.5)	—
Payment of term loan	—	—	(35.5)
Proceeds from credit agreement	2.9	—	—
Payments under capital lease obligations	(0.1)	—	(0.1)

Net cash provided by (used in) financing activities	2.8	16.5	(35.6)

Increase (Decrease) in cash and cash equivalents	9.2	11.7	(8.7)
Cash and cash equivalents:
At beginning of the period	7.1	5.5	14.2

At end of the period	16.3	17.2	5.5

See accompanying notes to the consolidated financial statements.

KANSAS CITY SOUTHERN DE MÉXICO, S.A. DE C.V. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in millions of US dollars)
(Unaudited)

		Receivable
		Under
		Agreements	Treasury
	Common	with parent	/Parent	Additional	Retained
	Stock	Company	Shares	Paid in Capital	Earnings	Total

Successor:
Balances at December 31, 2005	$1,758.9	(661.1)	(561.5)	245.4	374.1	1,155.8
Push down of additional basis from acquisition by shareholders	—	67.6	—	(32.4)	—	35.2
Net income for the period	—	—	—	—	12.4	12.4

Balances at June 30, 2006	$1,758.9	593.5	(561.5)	213.0	386.5	1,203.4

See accompanying notes to the consolidated financial statements.

KANSAS CITY SOUTHERN DE MÉXICO, S.A. DE C.V. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions of US dollars, except number of shares)
(Unaudited)

1.	Interim Consolidated Financial Statements and Basis of Presentation.

In the opinion of the management of Kansas City Southern de México, S.A. de C.V. (“KCSM”, “we”, “our”, or “the Company”), the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of KCSM and its subsidiary as of June 30, 2006 and December 31, 2005, the results of its operations for the three and six months ended June 30, 2006, and for the three months ended June 30, 2005 and March 31, 2005, its cash flows for the six months ended June 30, 2006, and for the three months ended June 30, 2005 and March 31, 2005, and its changes in stockholders’ equity for the six months ended June 30, 2006. The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. The results of operations for the three and six months ended June 30, 2006 are not indicative of the results to be expected for the full year 2006. For information regarding the Company’s significant accounting policies and estimates, see Note 4 of these notes to the consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

On April 1, 2005, KCS and Grupo TMM completed a transaction under which KCS acquired control of Grupo TFM through the purchase of shares of the common stock of Grupo TFM belonging to Grupo TMM, representing a 48.5% effective interest (51% of the shares of Grupo TFM entitled to full voting rights) (“the Acquisition”). As a result of the Acquisition and the subsequent purchase and elimination of the Mexican government’s ownership of KCSM resulting from the September 12, 2005 settlement of certain disputes among Grupo TMM, Grupo TFM, KCSM and the Mexican government (the “VAT/Put Settlement”), KCS has controlled KCSM since April 1, 2005, and indirectly owned 100% of the common stock of KCSM since September 12, 2005.

Due to the acquisition of Grupo TFM by KCS on April 1, 2005, and the effects of the push down accounting to the Company, the consolidated financial statements included herein are not comparable to the financial statements for periods prior to April 1, 2005. The Company’s consolidated financial statements are separated between “Successor” and “Predecessor” to reflect the Company’s results and financial position before and after the change in control. For the three and six months ended June 30, 2006, the consolidated financial statements include the effects of the push down of the purchase accounting allocation of the Company by KCS, as more fully described in Note 3 to the consolidated financial statements.

2.	Description of the Company and its subsidiary.

KCSM

KCSM was established by the Mexican government in November 1996 in connection with the privatization of the Mexican rail system, which had been operated by Ferrocarriles Nacionales de México (“FNM”). On December 2, 1996, the Mexican government granted KCSM a 50-year concession, renewable subject to certain conditions for additional periods of up to 50 years, to provide freight transportation services over rail lines running through the North and Central portions of Mexico and agreed to transfer to KCSM related railroad equipment and other assets as well as 25% of the share capital of Ferrocarril y Terminal del Valle de México, S.A de C.V.  (“FTVM”). KCSM has an exclusive right to provide such services for the first 30 years of the concession. KCSM commenced operations on June 24, 1997.

Arrendadora TFM

Arrendadora TFM was incorporated on September 27, 2002 as a sociedad anónima de capital variable under the laws of Mexico and its only operation is the leasing to KCSM locomotives and freight cars. Ninety eight percent of the capital stock of Arrendadora TFM is owned by KCSM and 2% is owned by Grupo TFM.

KANSAS CITY SOUTHERN DE MÉXICO, S.A. DE C.V. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mexrail, Inc. (“Mexrail”)

Grupo TMM, S.A. (“Grupo TMM”) and KCS entered into a Stock Purchase Agreement on August 16, 2004 (“Mexrail Stock Purchase Agreement”). Pursuant to the Mexrail Stock Purchase Agreement, KCS purchased from KCSM 51% of the outstanding shares of Mexrail for $32.7 million, and placed these shares into trust pending Surface Transportation Board (“STB”) approval of KCS’ common control of The Kansas City Southern Railway Company (“KCSR”), the Gateway Eastern Railway Company and Mexrail’s wholly owned rail subsidiary, The Texas Mexican Railway Company (“Tex-Mex”). KCSM did not have any right or obligation to repurchase the Mexrail shares sold to KCS, and KCSM retained ownership of 49% of Mexrail’s shares.

With the completion of the acquisition of Grupo TFM, KCS has indirect ownership of KCSM’s remaining 49% interest in Mexrail. For the three and six months ended June 30, 2006, Grupo TFM recognized its 49% interest under the equity method of accounting and has included in its income statement $1.5 million of income and $2.1 million of income, respectively. No income was recognized in the three months ended June 30, 2005 or the three months ended March 31, 2005.

FTVM

FTVM was incorporated as a sociedad anónima de capital variable under the laws of Mexico. The corporate purpose of the company is to provide railroad services as well ancillary services, including those related to interchange, switching and haulage services. Through its subsidiary KCSM, Grupo TFM holds 25% of the share capital of this company. The other shareholders of the company, each holding 25% are Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”), Ferrosur, S.A. de C.V. (“Ferrosur”) and the Mexican government. Ferrosur and Ferromex are currently under the common control of Grupo Mexico, S.A. de C.V. (“Grupo México”). For the three and six months ended June 30, 2006, Grupo TFM recognized its 25% interest under the equity method of accounting and has included in its income statement $1.3 million of income and $0.9 million of income, respectively. For the three months ended June 30, 2005, Grupo TFM recognized its 25% interest under the equity method of accounting and has included in its income statement $1.1 million of income. No income was recognized in the three months ended March 31, 2005.

3.	Push down accounting and allocation of purchase price.

In accordance with the principles of push-down accounting, the Company has allocated the purchase price to the tangible and intangible assets and liabilities of the acquired entity based on their fair values. The fair values assigned to assets acquired and liabilities assumed were based on management’s estimates of fair value and published market prices.

As of March 31, 2006, KCS and the Company finalized its purchase price allocation relating to the acquisition of both the 38.8% interest of Grupo TMM and the acquisition of the 23.9% interest of the Mexican government. KCS’s purchase price was reduced by $3.2 million, relating primarily to a decrease in the liability for severance of $3.7 million and an increase of $0.5 million in the liability for relocation costs. These final adjustments did not have a material impact on the financial statements in the current period. The liability for severance and relocation cost was $3.4 million and $9.9 million at June 30, 2006 and December 31, 2005, respectively. The Company expects to substantially complete the settlement of these liabilities prior to December 31, 2006.

Deferred Assets and Liabilities.

In connection with the Acquisition Agreement, KCS assessed the fair value of KCSM’s long term contractual relationships, including debt, locomotive and railcar leases and maintenance contracts for locomotives determined based on current market rates and other management estimates. Accordingly, KCSM has recorded necessary valuation reserves for the related contracts which are reflected in the December 31, 2005 consolidated financial

KANSAS CITY SOUTHERN DE MÉXICO, S.A. DE C.V. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements. The amortization of these deferred credits and charges did not have a material effect on the periods presented.

In the second quarter of 2006, Grupo TFM pushed down its concession value of $38.4 million to KCSM records, corresponding mainly to the payments of interest to the Mexican government in 1997, as well as the elimination of the account payable to KCSM of $67.6 million.

4.	Summary of significant accounting policies.

Following the acquisition by KCS on April 1, 2005, KCSM and its subsidiary have prepared the accompanying consolidated financial statements in accordance with U.S. GAAP.

Principles of Consolidation.  The accompanying consolidated financial statements are presented using the accrual basis of accounting and include the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The equity method of accounting is used for all entities in which the Company or its subsidiaries have significant influence, but not more than 50% voting interest; the cost method of accounting is generally used for investments of less than 20% voting interest.

a. Overhead capitalization.

The Company capitalizes certain overhead costs representing the indirect costs associated with construction and improvement projects. Overhead factors are periodically reviewed and adjusted to reflect current costs.

b. Deferred income taxes.

Deferred income taxes are provided using the liability method on temporary differences arising between the tax basis of assets and liabilities and their carrying amounts in the consolidated financial statements. Currently enacted tax rates are used in the determination of deferred income tax.

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

f. Claim accruals.

Based on management’s estimates, accruals for claims from customers for merchandise damaged during transportation, legal claims and property damage claims as a result of derailments are recognized net of expected

KANSAS CITY SOUTHERN DE MÉXICO, S.A. DE C.V. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

insurance recoveries, when KCSM has a present legal or constructive obligation as a result of past events and it is probable that an outflow of resources will be required to settle the obligation.

g. Financial instruments and hedging activities.

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

As of June 30, 2006, KCSM had two Mexican peso call options outstanding in the notional amount of $1.7 million and $1.2 million, based on the average exchange rate of 14.50 and 13.00 Mexican pesos per U.S. dollar, respectively. These options expire on May 30, 2007 and September 6, 2006, respectively. The premiums paid were $25 thousand and $16 thousand, respectively, and were expensed since these contracts did not qualify for hedge accounting. As of June 30, 2006, KCSM did not have any outstanding forward contracts.

Foreign currency balance.

At June 30, 2006, KCSM had monetary assets and liabilities denominated in Mexican pesos of Ps1,038 million and Ps340 million, respectively. At June 30, 2006, the exchange rate was 11.27 Mexican pesos per U.S. dollar. At December 31, 2005 KCSM had monetary assets and liabilities denominated in Mexican pesos of Ps1,079 million and Ps545 million, respectively. At December 31, 2005, the exchange rate was 11.14 Mexican pesos per U.S. dollar.

h. Concentration of risk.

Over 12.2% of KCSM transportation revenues are generated by the automotive industry, which is made up of a relatively small number of customers. KCSM performs ongoing credit valuations of its customers and maintains an allowance for uncollectible receivables. As of June 30, 2006, the Company has no customers that represent more than 10% of its revenues.

5.	Financing.

On April 7, 2006, KCSM entered into a Waiver and Amendment (the “Waiver and Amendment”) to its new $106.0 million credit agreement dated October 24, 2005 (the “KCSM 2005 Credit Agreement”). The KCSM Credit Agreement was amended to (i) exclude certain payment obligations accrued under two locomotive maintenance agreements and under a track maintenance rehabilitation agreement from the definition of indebtedness, (ii) eliminate certain minimum and multiple borrowing thresholds for Mexican peso borrowings under the revolving credit facility and (iii) eliminate the reporting requirement to provide unaudited consolidated financial statements for the fourth fiscal quarter. Pursuant to the Waiver and Amendment, the Company’s lenders under the KCSM Credit Agreement waived (iv) certain reporting requirements, including the requirement to provide audited consolidated financial statements 90 days after the end of the 2005 fiscal year, provided such reports were delivered by April 30, 2006, and (v) compliance with the Consolidated Leverage Ratio obligations of Section 7.1(c) of the KCSM 2005 Credit Agreement for the four quarters ending December 31, 2005, if the compliance was calculated without giving effect to the amendment to the definition of “Indebtedness” in the Waiver and Amendment, provided that KCSM was in compliance with those obligations after giving effect to the Waiver and Amendment. As of June 30, 2006, the

KANSAS CITY SOUTHERN DE MÉXICO, S.A. DE C.V. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company did not have any changes related to the Waiver and Amendment and the Company is in compliance with the Consolidated Leverage Ratio after giving effect to the Waiver and Amendment.

Covenants.

The agreements related to the above-mentioned loans include certain affirmative and negative covenants and customary covenants and require the Company to maintain certain financial ratios. KCSM and its subsidiary were in compliance with these covenants as of June 30, 2006.

6.	Balances with related parties.

Related party balances as of June 30, 2006 and December 31, 2005, are as follows:

	June 30,	December 31,
	2006	2005

Accounts receivable:
Tex Mex	$0.7	1.3
NAFTA Rail	13.7	13.6
KCS	17.2	20.9

Total	$31.6	35.8

Accounts payable:
KCS	24.4	12.9
Ferrocarril y Terminal del Valle de México, S.A de C.V.	1.3	0.4

Total	$25.7	13.3

7.	Income tax, asset tax and tax loss carryforwards.

Income tax.

For financial reporting purposes, the difference between tax income (loss) and book income (loss) is due principally to the inflation gain or loss recognized for tax purposes, the difference between book and tax depreciation and amortization, non-deductible expenses and temporary differences for certain items that are reported in different periods for financial reporting and income tax purposes.

The Company has recognized deferred tax assets related to its tax loss carryforwards, net of effects derived from the temporary differences arising from concession value and property, machinery and equipment, after evaluating the reversal of existing taxable temporary differences. To the extent that the balance of the deferred tax assets exceeds the existing temporary differences, management has evaluated the recoverability of such amounts by estimating future taxable profits expected in the foreseeable future and the remaining tax loss carryforwards periods that extend between 2012 through 2046. The future taxable profits include estimates of profitability and macroeconomic assumptions which are based on management’s best estimate as of this date.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainties in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle

KANSAS CITY SOUTHERN DE MÉXICO, S.A. DE C.V. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.

8.	Contingencies.

Through KCSM, the Company is a party to various other legal proceedings and administrative actions arising in the ordinary course of business. Although it is impossible to predict the outcome of any legal proceeding or administrative action, in management’s opinion, such proceedings and actions should not, either individually or in the aggregate, have a material adverse effect on the Company’s financial statements. The Company has had no material changes in its outstanding litigation or other commitments and contingencies from those previously reported in Note 19 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except as described in the following paragraphs:

A) Ferromex disputes.

Disputes Relating to Payments for the Use of Trackage and Haulage Rights and Interline Services.  KCSM and Ferromex both initiated administrative proceedings seeking a determination by the Secretaria de Comunicaciones y Transportes (“Secretary of Communications and Transports” or “SCT”) of the rates that each company should pay each other in connection with the use of trackage and haulage rights and interline and terminal services. The SCT, on March 13, 2002, issued a ruling setting the rates for trackage and haulage rights. On August 5, 2002, the SCT issued a ruling setting the rates for interline and terminal services. KCSM and Ferromex appealed both rulings and, following trial and appellate court decisions, the Mexican Supreme Court on February 24, 2006, in a ruling from the bench, sustained KCSM’s appeal of the SCT’s trackage and haulage rights ruling, vacating the SCT ruling and ordering the SCT to issue a new ruling consistent with the Court’s opinion. KCSM has not yet received the written notice of the Mexican Supreme Court decision regarding the interline and terminal services appeal. The Company believes that even if the rates set in 2002 become effective, there will be no material adverse effect on its financial statements.

Disputes Relating to the Exercise of Trackage Rights.  KCSM and Ferromex are also parties to various civil cases involving disputes over the application and proper interpretation of the mandatory trackage rights, none of which the Company believes to be material individually or in the aggregate.

Disputes Relating to the Scope of the Mandatory Trackage Rights.  In August 2002, the SCT issued rulings determining Ferromex’s trackage rights in Monterrey and KCSM’s trackage rights in Altamira. KCSM and Ferromex both appealed the SCT’s rulings. At the administrative federal court level, KCSM obtained favorable rulings in both cases. Ferromex appealed these rulings. In connection with the Altamira proceedings, on August 10, 2005, an appellate court granted Ferromex’s appeal and ordered the Administrative Federal Court to vacate its prior resolution and issue a new resolution, in order to establish that KCSM should not have access to the Port of Altamira, and to declare as null and void the SCT’s determination that KCSM’s trackage rights should include access to the Port of Altamira. In connection with the Monterrey proceedings, the case was remanded to the Administrative Federal Court with instructions to consider additional arguments before issuing its ruling. KCSM is still awaiting that ruling but does not expect that the ruling will have a material adverse effect on our financial statements.

B) SCT Sanction Proceedings.

On April 6, 2006 and April 7, 2006, the SCT initiated sanction proceedings against Grupo TFM and KCSM, arguing that KCSM failed in the years 2004 and 2005 to make the capital investments projected under KCSM’s five year plan filed with the SCT. On April 27 and 28, 2006, Grupo TFM and KCSM responded to the SCT notices, in each case providing the SCT with more detailed information concerning KCSM’s capital investment program and explained why it is not appropriate for the SCT to sanction the Company or KCSM. Grupo TFM believes that even if the threatened SCT sanctions become effective, there will be no material adverse effect on its financial statements.

KANSAS CITY SOUTHERN DE MÉXICO, S.A. DE C.V. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

C) Mancera’s Proceeding.

On March 6, 2006, Mancera Ernst & Young, S.C. (“Mancera”) filed a claim against KCSM requesting the payment of a success fee of $11.7 million or 129.0 million Mexican pesos plus costs and expenses derived from Mancera’s representation of the Company in the Company’s value added tax claim against the Mexican government. On March 16, 2006, the Company responded to the claim and the parties are currently in the evidence stage of the trial. Management believes that it has adequately reserved for the Company’s obligation under the engagement agreement with Mancera and does not believe that the resolution of this claim will have a material adverse effect on the Company’s financial statements.

D) Labor Obligation.

There is a contingent liability arising from the labor obligations mentioned in Note 2(m) to the consolidated financial statements included in the Company’s Annual Report for the fiscal year ended December 31, 2005.

E) Income Taxes.

The five-year period prior to the Company’s most recent income tax return filed is open to governmental tax examination.

In accordance with the Mexican Income Tax Law, companies that carry out transactions with related parties are subject to certain requirements as to the determination of prices, since such prices must be similar to those that would be used in arm’s-length transactions. If the tax authorities examine the Company’s related transactions and reject the related-party prices, they could assess additional taxes plus the related inflation adjustment and interest, in addition to penalties of up to 100% of the omitted taxes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion set forth below, as well as other portions of this Form 10-Q, contain forward-looking comments that are not based upon historical information. Such forward-looking comments are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. Readers can identify these forward-looking comments by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. The actual results of operations of Kansas City Southern de México, S.A. de C.V. (“the Company”, “KCSM”, “our”, or “we”) could materially differ from those indicated in forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Item 1A — “Risk Factors” and Item 7 — “Management Discussion and Analysis of Financial Condition and Results of Operation — Cautionary Information” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which is on file with the U.S. Securities and Exchange Commission (File No. 333-08322) and which “Risk Factors“and “Cautionary Information” sections are incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating forward looking comments. The Company will not update any forward-looking comments set forth in this Form 10-Q.

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

We intend to establish our railroad as the primary inland freight transporter linking Mexico with the U.S. and Canadian markets. As the operator of the primary and most direct rail corridor from Mexico City to the U.S. border, our route structure enables us to benefit from continuing growth in NAFTA trade. We are the only Mexican railroad that serves the Mexico-U.S. border crossing at Nuevo Laredo-Laredo, which is the largest freight exchange point between Mexico and the U.S. Through KCS’ U.S. rail freight operations, as well as through interchanges with other major U.S. railroads, we provide customers with access to an extensive network through which they may distribute products throughout North America and overseas.

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

Our business is subject to a number of macroeconomic factors that affect our operating results, including those described in Item 1A of the Company’s Annual Report on Form 10-K. Certain of the factors are outside of our control, such as (i) the impact of inflation, political developments, exchange rates and other factors tied to Mexico, (ii) seasonality in our business and that of our customers (iii) our dependence on global fuel prices for our operations, and (iv) our continuing obligations to the Mexican government arising out of the privatization of our rail lines in 1997 and our concession, including our obligations in respect of required capital expenditures.

Critical Accounting Policies.

The Company had no significant changes in its key accounting policies from that previously reported in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2006 Outlook.

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

RECENT DEVELOPMENTS.

On May 12, 2006, KCS announced the departure of Mr. Ronald G. Russ as Executive Vice President and Chief Financial Officer of KCS. The departure of Mr. Russ terminated his position as Chief Financial Officer of Grupo TFM and KCSM. On May 12, 2006, KCS announced that it had appointed Mr. Patrick J. Ottensmeyer as Executive Vice President and Chief Financial Officer. Mr. Ottensmeyer has also been appointed as Chief Financial Officer of Grupo TFM and KCSM.

RESULTS OF OPERATIONS.

Due to the acquisition of Grupo TFM by KCS on April 1, 2005, and the related effects of the push down accounting to the Company, the consolidated financial statements included herein are not comparable to the financial statements for periods prior to April 1, 2005. The Company’s consolidated financial statements are separated between “Successor” and “Predecessor” to reflect the Company’s results and financial position before and after the change in control. For the three months ended June 30, 2006, the consolidated financial statements include the effects of the push down of the purchase accounting allocations. Accordingly, results for the interim periods are not indicative of the results expected for the full year.

The following table summarizes the income statement components of the Company for the three and six months ended June 30, 2006 and for the three months ended June 30, 2005 and March 31, 2005 (in millions):

	Successor			Predecessor
	Three Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	March 31,
	2006	2006	2005	2005
Transportation revenues	$194.9	370.7	184.1	170.1

Operating expenses	123.6	244.3	184.3	122.0
Depreciation and amortization	21.7	44.6	25.6	21.8

Total operating expenses	145.3	288.9	209.9	143.8

Operating income	49.6	81.8	(25.8)	26.3
Net financing cost	(29.6)	(56.3)	(23.7)	(26.8)
Equity earnings in affiliates	1.8	3.0	1.1	—

Income before income taxes and minority interest	21.8	28.5	(48.4)	(0.5)
Income tax expense (benefit)	13.8	16.1	(1.0)	(1.4)

Income (loss) before minority interest	8.0	12.4	(47.4)	0.9
Minority interest	—	—	0.2	0.1

Net income for the period	$8.0	12.4	(47.2)	1.0

Revenues.

The following tables summarize consolidated KCSM revenues, including carloads statistics, for the three and six months ended June 30, 2006 and 2005, respectively. Because the revenue recognition policies were consistent, in all material respects, between the “Predecessor” and “Successor” companies, revenue and commodity statistics for the six months ended June 30, 2005 are presented for comparison purposes.

	Three Months Ended June 30,
	2006			2005
			% of			% of
Business Segment	Carloads	Revenues	Revenues	Carloads	Revenues	Revenues
	(In millions)			(In millions)

Agro-industrial products	31,467	$42.7	21.9	30,059	$40.6	22.1
Cements, metals and minerals	41,447	38.4	19.7	45,358	35.9	19.5
Chemical and petrochemical products	26,474	37.8	19.4	24,749	29.9	16.2
Automotive products	23,971	23.7	12.2	31,011	32.0	17.4
Manufactured products, industrial products	25,032	28.5	14.6	29,165	25.8	14.0
Intermodal freight	52,596	15.9	8.2	58,491	15.9	8.6
Other	—	7.9	4.0	—	4.0	2.2

Total	200,987	$194.9	100.0%	218,833	$184.1	100.0%

	Six Months Ended June 30,
	2006			2005
			% of			% of
Business Segment	Carloads	Revenues	Revenues	Carloads	Revenues	Revenues
	(In millions)			(In millions)

Agro-industrial products	59,122	$78.0	21.0	57,653	$76.7	21.7
Cements, metals and minerals	84,204	77.6	21.0	90,578	72.7	20.5
Chemical and petrochemical products	50,895	69.9	18.9	50,391	62.0	17.5
Automotive products	49,093	47.9	12.9	58,104	59.2	16.7
Manufactured products, industrial products	50,644	55.4	14.9	53,982	47.9	13.5
Intermodal freight	101,220	29.9	8.1	107,985	29.8	8.4
Other	—	12.0	3.2	—	5.9	1.7

Total	395,178	$370.7	100.0%	418,693	$354.2	100.0%

Revenues for the three and six months ended June 30, 2006 totaled $194.9 million and $370.7 million, respectively, compared to $184.1 million and $354.2, respectively, for the same periods in 2005. Our 2006 revenues increased $10.8 million and $16.5, respectively, or 5.9% and 4.7%, respectively, over the same periods in 2005. The increases are attributable mainly to the increased industrial production, freight rate increases and fuel surcharge increases partially offset by a decrease in carloads volume. Revenue from fuel surcharges were $10.4 million and $19.1 million for the three and six month periods ended June 30, 2006, respectively, compared to $7.0 million and $12.6 million for the three and six month periods ended June 30, 2005, respectively.

Agro-industrial Products.  Revenues from agro-industrial products increased 5.2% and 1.7%, respectively, for the three and six months ended June 30, 2006, respectively, as compared to the same periods of 2005. Revenues derived from corn, soybeans and other agro-industrial products such as corn syrup, increased as a result of higher import volumes related to lower domestic harvests and higher consumption during these periods. This increase was partially offset by a reduction in import shipments of wheat products during the three and six months ended June 30, 2006.

Cements, Metals and Minerals.  Revenues generated in this product category for the three and six months ended on June 30, 2006 increased by 7.0% and 6.7%, respectively, from the same periods of 2005. Steel slab revenues increased due to higher international traffic, resulting from the higher consumption by manufacturing industries, as well as certain targeted rate increases during the second quarter 2006. Domestic production for metals, minerals and ores was severely affected by labor strikes, which lowered production at many of our customer’s facilities.

Chemical and Petrochemical Products.  For the three and six months ended June 30, 2006, our revenues increased by 26.4% and 12.7%, respectively, from the same periods of 2005. Revenue increases for these periods were mainly driven by freight rate increases in the chemical and petrochemical products, the recovery of the plastics industry from natural disasters, the movement of fertilizers and an increase of imports and movement of chemical compounds and pet coke.

Automotive Products.  For the three and six months ended June 30, 2006, automotive revenues decreased by 25.9% and 19.1%, respectively, from the same periods of 2005, primarily due to a reduction in the movement of finished vehicles for exportation to the U.S. and Canadian markets. Additionally, the importation of finished vehicles, as well as the domestic distribution of these vehicles, has declined.

Manufactured Products and Industrial Products.  Our revenues generated in this product category increased for the three and six months ended June 30, 2006 by 10.4% and 15.6%, respectively, from the same periods of 2005. Revenue increases for these periods were driven mainly by rate increases of paper and pulpwood. In addition, beer exportation traffic increased due to higher demand in the U.S. market.

Intermodal Freight.  For the three and six month periods ended June 30, 2006, intermodal revenue remained almost the same compared to 2005, despite a decrease in volume. Revenue of intermodal traffic maintained 2005 performance levels principally due to the increase in the longer haul volume of maritime shipments that arrived at Port Lázaro Cardenas.

Other.  Other revenues include complementary railroad services such as haulage, demurrage and switching. Other revenues during the three and six months ended June 30, 2006 increased by $3.9 million and $6.1 million, respectively, from the same periods of 2005. Miscellaneous revenue increases for these periods were driven mainly by increased billing of demurrages consistent with the corporate guidelines that commenced in April 2006.

Operating expenses.

The following table summarizes KCSM’s consolidated operating expenses (in millions) for the three and six months ended June 30, 2006, and for the three months ended June 30, 2005 and March 31, 2005. Certain prior period amounts have been reclassified to conform to the current year presentation.

	Successor			Predecessor
	Three Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	March 31,
	2006	2006	2005	2005

Salaries, wages and employee benefits	$28.3	58.2	31.2	28.8
Purchased services	29.5	63.5	33.8	36.8
Fuel	27.2	54.0	27.9	23.2
Materials and supplies	1.9	3.6	3.0	1.7
Car hire — net	5.2	11.7	11.8	8.6
Rents other than car hire	16.2	30.8	15.8	13.8
Casualties and insurance	2.5	6.3	7.0	2.2
Employees’ statutory profit sharing	4.6	5.6	38.7	0.5
Other costs	8.2	10.6	15.1	6.4
Depreciation and amortization	21.7	44.6	25.6	21.8

Total operating expenses	$145.3	288.9	209.9	143.8

Salaries, wages and employee benefits.  For the three and six months ended June 30, 2006, salaries, wages and employee benefits decreased $2.9 million (9.2%) and $1.8 million (3.0%), respectively, compared to the same periods in 2005. These decreases were mainly attributable to a reduction in the number of employees. For the three and six months ended June 30, 2006, the number of employees decreased by 113 and 379, respectively, compared to the same periods in 2005. The decrease in employees headcount and depreciation effect of the Mexican peso against the U.S. dollar of 2.7% during the second quarter ended June 30, 2006 compared with the same period in 2005 resulted in additional decreases in compensation expense. These decreases were offset by the annual salary increases (4% in June 2005) and the increase in wages and fringe benefits resulting from labor negotiations in July 2005 (4.5% in wages and 2% in fringe benefits).

Purchased services.  For the three and six months ended June 30, 2006, purchased services decreased $4.3 million (12.7%) and $7.1 million (10.1%), respectively, compared to the same periods in 2005. The decreases include the amortization of deferred credits related to locomotive and freight car leases established in connection with the push down of purchase accounting by KCS of $2.2 million in the three months ended June 30, 2006. The decrease in the second quarter 2006 of our locomotives maintenance expenses by $1.3 million was a result of the termination on November 2, 2005 of the El-Mo-Mex, Inc. Locomotive Operating Lease Agreement, which covered 75 locomotives. Additionally, as a result of the capitalization of certain overhead costs, we reduced purchased services by $1.6 million. These decreases were partially offset by the increase of $2.9 million in management and professional fees allocated from KCS.

Fuel.  Fuel expenses decreased 2.5% for the three month period ended June 30, 2006 compared to the same period in 2005, attributable mainly to a reduction in consumption due to lower freight car volumes. Our fuel expenses increased 5.7% in the six months ended June 30, 2006 compared to the same period in 2005. This increase was primarily due to the increase in the average fuel price per gallon of 9.0% over 2005 offset by a 2.8% decrease in fuel consumption.

Materials and supplies.  Costs of materials and supplies for the three and six months ended June 30, 2006, was primarily due to a decrease in to the revaluation of the inventory of parts associated with the maintenance of the catenary line in the second quarter of 2005, resulting in a charge of $1.6 million after purchase accounting.

Car hire — net.  Our car hire — net expenses include costs incurred by us to use the freight cars of other railroads to move freight, net of car hire income and recoveries we receive from other railroads for use of our freight cars to move freight. Our car hire — net expenses are affected by the volume of our business, the number of cars we own or lease, traffic flows and the time it takes to move traffic. Car hire — net expenses for the three and six months ended June 30, 2006, decreased $6.6 million (55.9%) and $8.7 million (42.6%), respectively, compared to the same periods in 2005. These variances are attributed mainly to a reduction in hours used in the second quarter of 2006, due to a 15% improvement in system velocity in 2006 over the same period in 2005, and to a reduction in miles used in the second quarter of 2006 due to the reduction in usage of multi-level cars for General Motors traffic at Silao.

Rents other than car hire.  For the three and six months ended June 30, 2006, rents other than car hire increased $0.4 million (2.5%) and $1.2 million (4.1%), respectively, compared to the same periods in 2005. The increase includes the amortization of certain deferred charges and credits established in connection with the push down of purchase accounting related to the fair value of operating leases for locomotives and freight cars. This resulted in an additional rental charge of $1.0 million in the second quarter of 2006. A similar charge will occur in subsequent quarters until the expiration of all of the related leases. Additionally, in the second quarter of 2006, we recorded $0.9 million of certain costs associated with the container movements in the intermodal terminal located in San Luis Potosi. These increases were offset by a lower number of locomotives and freight cars leased in 2006 compared to 2005, which decreased expenses by $1.5 million.

Casualties and insurance.  For the three and six months ended June 30, 2006, casualties and insurance decreased $4.5 million (64.3%) and $2.9 million (31.5%), respectively, compared to the same periods in 2005. This decrease was primarily the result of costs associated with three derailments that occurred during the second quarter of 2005 totaling $4.3 million. In addition, last year KCSM increased its claims reserve by $2.4 million, primarily for automobile damage resulting from minor derailments, theft and vandalism, which was offset by a reduction of $2.5 million in KCSM’s allowance for doubtful insurance claims reserve.

Other costs.  Other costs consist primarily of employee expenses, such as the cost of meals, lodging and travel, as well as the concession duty payable to the Mexican government, loss on the sales of properties and equipment and the allowance for doubtful accounts. For the three and six months ended June 30, 2006, other costs decreased $6.9 million (45.7%) and $10.9 million (50.7%), respectively, compared to the same periods in 2005. This decrease was mainly attributable to the reduction in the second quarter of 2005 of the value of certain assets in the amount of $2.3 million, after the purchase accounting. In the second quarter of 2005, in connection with continuing litigation against the Mexican government, KCSM had a $4.9 million receivable for recoverable withholding tax associated with car hire payments made prior to 2003. In light of the change of control, management determined that it was unlikely that it would be successful in collecting this amount. Therefore, the decision was made to increase the allowance for doubtful other accounts receivable by $4.9 million. This decrease was offset by management’s decision in the second quarter of 2006 to increase the allowance for doubtful accounts by $5.5 million.

Depreciation and amortization.  For the three and six months ended June 30, 2006, depreciation and amortization decreased $4.4 million (17.0%) and $3.4 million (7.1%), respectively, compared to the same periods in 2005. This decrease was mainly attributable to changes in the estimated useful lives of properties, machinery, equipment and concession value, resulting in a $4.7 million reduction in depreciation expense in the six months ended June 30, 2006 compared to the same period of 2005.

Statutory profit sharing.  The decrease in our employee statutory profit sharing expense in the three and six months ended June 30, 2006 compared to the same periods in 2005 was a result of four Supreme Court decisions in May of last year which denied the deductibility of NOL’s in calculating a company’s profit sharing liability. As as a result of the court rulings and we wrote off our deferred profit sharing asset associated with these NOL’s. This resulted in a charge to income of $35.6 million.

Interest expense net.  For the three and six months ended June 30, 2006, interest expense net decreased $5.4 million (19.3%) and $9.9 million (18.0%), respectively, compared to the same periods in 2005. This decrease was attributable to the refinancing $443.5 million of our 11.75% Senior discount debentures in April 2005, reducing our interest rate to 9 3/8%.

Exchange gain (loss) — net.  For the three and six months ended June 30, 2006, exchange loss increased $11.3 million and $15.7 million, respectively, compared to the same periods in 2005. During the second quarter of 2006, the U.S. dollar appreciated 2.7% relative to the Mexican peso compared the same period in 2005.

Income tax expense.  Our net income tax expense for the three and six months ended June 30, 2006 was $13.8 million and $16.1 million, respectively, compared to a net income tax benefit of $1.0 million and $2.4 million for the same periods in 2005. The $18.5 million income tax increase was mainly due to the effects of inflation on depreciation and amortization of $5.6 million. This increase in income tax expenses was partially offset by the effects of inflation on tax loss carryforwards of $1.0 million.

LIQUIDITY AND CAPITAL RESOURCES (amounts are in millions).

Summary cash flow data for the Company is as follows:

	Successor		Predecessor
	Six Months	Three Months	Three Months
	Ended June 30,	Ended June 30,	Ended March 31,
	2006	2005	2005
Cash flows provided by (used for):
Operating activities	$34.6	5.2	35.9
Investing activities	(28.2)	(10.0)	(9.0)
Financing activities	2.8	16.5	(35.6)
Cash and cash equivalents:
Net increase (decrease)	9.2	11.7	(8.7)
Balance at beginning of period	7.1	5.5	14.2
Balance at end of period	$16.3	17.2	5.5

We generated positive cash flows from operating activities of $34.6 million during the six month period ended June 30, 2006, compared to $41.1 million for the same period in 2005, the decrease in cash flow in this periods resulted primarily from increases in working capital and a decrease in operating expenses.

The following table set forth our capital expenditures during the six month period ended June 30, 2006 and the three months periods ended June 30, 2005 and March 31, 2005. Current capital expenditures are being financed with funds from operating cash flows.

	Successor		Predecessor
	Six Months	Three Months	Three Months
	Ended June 30,	Ended June 30,	Ended March 31,
	2006	2005	2005
Capital Expenditures:
Locomotives and freight cars	$7.4	0.5	0.7
Track structure	19.8	8.8	7.7
Telecommunication	0.5	0.2	0.4
Other	0.8	0.7	0.4

Total	$28.5	10.2	9.2

Capital expenditures do not include locomotives or freight cars leased under operating leases.

  Cash Flows from Investing Activities.

Net cash used in investing activities during the six months ended June 30, 2006 was $28.2 million, which consisted mainly of capital expenditures. We made capital expenditures in an aggregate amount of $28.5 million, representing 7.9% of our transportation revenues in the six month period ended June 30, 2006, including $19.8 million for track improvements, siding extensions, track equipment and signaling equipment as well as $7.4 million for upgrades of our locomotives and freight cars.

Net cash used in investing activities during the six month period ended June 30, 2005 was $19.0 million. This consisted principally of capital expenditures. We made capital expenditures in the aggregate amount of $19.4 million, representing 5.5% of our transportation revenues in the six month period ended June 30, 2005, including $16.5 million for track improvements, siding extensions, track equipment acquisition, undercutting and signaling equipment acquisition and $1.2 million for upgrades of our locomotives and freight cars.

Cash Flows from Financing Activities.

Net cash flows provided by financing activities during the six month period ended June 30, 2006 was $2.8 million. This increase in cash resulted from proceeds of $2.9 million from the KCSM 2005 Credit Agreement

Net cash flows used in financing activities during the six month period ended June 30, 2005 were $19.1 million. This decrease in cash resulted from the repayment of all outstanding $443.5 million principal amount of our 11.75% senior discount debentures due April 2009 and principal payments of $35.5 million under our term loan facility in the first quarter of 2005. These repayments were partially offset by the issuance of $460.0 million of 9 3/8% senior notes due 2012.

We believe that our cash and other liquid assets, operating cash flows, access to capital markets, and other available financing resources are sufficient to fund anticipated operating, capital and debt service requirements and other commitments. Our operating cash flows and financing alternatives can be impacted by various factors, some of which are outside of our control. Additionally, we are subject to economic factors surrounding capital markets, and our ability to obtain financing under reasonable terms is subject to market conditions. Further, our cost of debt can be impacted by independent rating agencies, which assign debt ratings based on certain credit measurements, such as interest coverage and leverage ratios.

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

We are continuing to evaluate possible changes that we may have to undertake in the Company’s internal controls and accounting policies and procedures as a result of the acquisition by KCS on April 1, 2005. KCSM intends to complete its Sarbanes-Oxley Act Section 404 compliance program no later than December 31, 2006. These changes in internal control are not expected to have a material effect, or are not reasonably likely to materially affect the Company’s internal control over financial reporting.

•	The KCS tax department implemented the remediation plan, as described in Item 9A of KCS’s most recent Form 10-K, to address the material weakness in the Company’s internal controls over financial reporting at December 31, 2005.

•	KCSM implemented the MCS transportation operating system to facilitate the control and improvement of the Company’s operations in Mexico. Although there are no direct implications to the controls over financial reporting, we believe this will provide enhanced controls over operations and have implemented new or revised internal controls in connection with this deployment.

Except as set forth above, there have not been any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter for which this Quarterly Report on Form 10-Q is filed that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION.

Item 1.	Legal Proceedings.

Part I, Item 1. “Financial Statements,” Note 8 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on August 8, 2006.

Kansas City Southern de México,
S.A. de C.V.

/s/ José Guillermo Zozaya Delano
President and Executive Representative