Form 10-K
period 2006-12-31
Kansas City Southern de Mexico, S. de R.L. de C.V.
filed 2007-02-27
CIK 1055294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 333-08322
Kansas City Southern de México, S. de R.L. de C.V.
(formerly known as TFM, S.A. de C.V.)
(Exact Name of Registrant as Specified in Its Charter)
Kansas City Southern of México
(Translation of Registrant’s name into English)

Mexico	4011	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☑     No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☐     Not applicable ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐     (Not applicable)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company.  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: Not applicable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 1,107,190,000.

Kansas City Southern de México, S. de R.L. de C.V. meets the conditions set forth in General Instruction I(1)(a) and (b) and is therefore filing this form with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE: Not applicable.

Kansas City Southern de México, S. de R.L. de C.V.
2006 Form 10-K Annual Report

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report to “KCSM” or “the Company,” or similar terms refer to Kansas City Southern de México, S. de R.L. de C.V. (formerly known as TFM, S.A. de C.V.) together with its subsidiaries, and references to “KCS” means Kansas City Southern, a Delaware corporation that, as of September 12, 2005, became KCSM’s sole shareholder. References to “Grupo KCSM” means Grupo KCSM, S,A de C.V. (formerly known as Grupo Transportación Ferroviaria Mexicana, S.A. de C.V.)

Cautionary Statement Regarding Forward-Looking Statements

You should carefully review the information contained in this Annual Report and in other reports or documents that the Company files from time to time with the Securities and Exchange Commission (the “SEC”). In this Annual Report, the Company states its beliefs of future events and future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only the Company’s predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in this Annual Report and other reports or documents that the Company files from time to time with the SEC. Those factors may cause actual results to differ materially from any forward-looking statements. All forward-looking statements attributable to the Company or a person acting on its behalf are expressly qualified in their entirety by this cautionary statement.

Part I

Item 1.	Business

COMPANY HISTORY

KCSM commenced operations in June 1997 under a 50-year concession granted by the Mexican government to provide freight transportation services over the Northeast Rail Lines, the first rail lines to be privatized in the Mexican railroad system. Prior to the privatization, KCS and Grupo TMM, S.A. (“Grupo TMM”) jointly formed and invested in KCSM’s parent, Grupo KCSM (formerly known as Grupo Transportación Ferroviaria Mexicana, S.A. de C.V.), with KCS owning a 36.9% economic interest (49% of the shares entitled to full voting rights) and Grupo TMM owning a 38.5% economic interest (51% of the shares entitled to full voting rights). In 2002, KCSM purchased the remaining 24.6% of Grupo KCSM held by the Mexican government. This transaction increased KCS’s ownership in Grupo KCSM to a 46.6% economic interest and Grupo TMM’s ownership in Grupo KCSM to a 48.5% economic interest.

On April 1, 2005, KCS completed the acquisition from Grupo TMM of all of its shares of Grupo KCSM, giving KCS ownership of 100% of the shares of Grupo KCSM entitled to full voting rights. As of April 1, 2005, Grupo KCSM owned 80% of the Company’s outstanding share capital (which represents all of KCSM’s shares with full voting rights), while the remaining 20% of KCSM (with limited voting rights) was owned by the Mexican government. Accordingly, KCS became KCSM’s controlling stockholder through its ownership of Grupo KCSM on April 1, 2005.

On September 12, 2005, Grupo KCSM and KCS, along with Grupo TMM, entered into a settlement agreement with the Mexican government resolving certain disputes and controversies between the companies and the Mexican government concerning the payment of a refund of the value added taxes (“VAT”) paid when the concession title and certain other assets were transferred to KCSM and Grupo KCSM’s obligation to purchase the remaining shares of KCSM owned by the Mexican government. As a result of this settlement, KCS and its subsidiaries now own 100% of both Grupo KCSM and KCSM and the Mexican government’s remaining 20% ownership interest in KCSM has been eliminated; the potential obligation of KCS, Grupo KCSM and Grupo TMM to acquire the Mexican government’s remaining 20% interest in KCSM has been eliminated; and the legal obligation of the Mexican government to issue the VAT refund to KCSM has been satisfied.

BUSINESS OVERVIEW

KCSM operates the primary commercial corridor of the Mexican railroad system, which allows it to participate significantly in the growing freight traffic between Mexico, the U.S. and Canada. KCSM’s rail lines consist of 2,645 miles of main track. In addition, KCSM has trackage rights entitling it to run its trains over 541 miles of track of other Mexican railroad operators. KCSM provides freight transportation services under its 50-year concession, during the first 30 years of which the Company is the exclusive provider, subject to certain trackage rights of other freight carriers. KCSM’s concession is renewable for additional periods of up to 50 years subject to certain conditions.

The Company believes its rail lines comprise the most strategically significant and most actively traveled rail corridor in Mexico. The Company’s rail lines connect the most populated and industrialized regions of Mexico with the principal border gateway between Mexico and the U.S. at Nuevo Laredo (Tamaulipas) and Laredo (Texas). In addition, KCSM serves three of Mexico’s most important seaports at Veracruz and Tampico on the Gulf of Mexico and Lázaro Cárdenas on the Pacific Ocean. As a result, the Company believes its routes are integral to Mexico’s foreign trade.

KCSM seeks to establish its railroad as the primary inland freight transporter linking Mexico with the U.S. and Canadian markets. As the operator of the primary and most direct rail corridor from Mexico City to the U.S. border, its route structure enables KCSM to benefit from continuing growth resulting from the North America Free Trade Agreement (“NAFTA”). KCSM is the only Mexican railroad that serves the Mexico-U.S. border crossing at Nuevo Laredo-Laredo, which is the largest freight exchange point between Mexico and the U.S. Through KCS’ U.S. rail subsidiaries, as well as through interchanges with other major U.S. railroads, KCSM provides customers with access to an extensive network through which they may distribute products throughout North America and overseas.

KCSM’s revenues are derived from the movement of a diversified mix of commodities and products predominantly attributable to cross-border traffic with the U.S. The Company transports chemical and petroleum products, forest products and metals, agricultural and mineral and intermodal and automotive products. Its customers include leading international and Mexican corporations.

Kansas City Southern

KCS is KCSM’s controlling stockholder. KCS’ principal U.S. subsidiary, the Kansas City Southern Railway Company (“KCSR”), is a U.S. Class I railroad. The rail network of KCSR, Tex-Mex and KCSM together comprises approximately 6,000 miles of main and branch lines extending from the midwest and southeast portions of the United States into Mexico.

KCS’ network connects with other Class I railroads and provides shippers with an effective alternative to other railroad routes, giving direct access to Mexico and the southeast and midwest United States through less congested traffic hubs. As a result of KCS’ acquisition of control over KCSM, the Company expects to become more fully integrated into KCS’ NAFTA growth strategy, which includes KCSR’s established strategic alliances and marketing agreements with other railroads.

Item 1A.	Risk Factors.

Risk Factors Relating to KCSM Debt

The Company’s substantial indebtedness could adversely affect its financial position and its ability to meet its obligations under its debt instruments.

KCSM has a substantial amount of debt and significant debt service obligations. As of December 31, 2006, KCSM had total outstanding indebtedness of $875.9 million, consisting of (i) $46.7 million under a new credit agreement dated October 24, 2005, or the 2005 Credit Agreement, (ii) $817.6 million of senior unsecured indebtedness, (iii) $1.0 million of secured indebtedness, and (iv) $10.6 million fair value adjustment resulting from the push down accounting. KCSM’s stockholders’ equity was $1,245.1 million as of December 31, 2006, resulting in a debt to total capitalization ratio of 41.3%. On October 23, 2006, pursuant to an offer to purchase dated such date.

KCSM’s substantial indebtedness could interfere with its ability to pay interest and principal on its debt, and may have important consequences for its operations and capital expenditure requirements, including the following:

•	KCSM will have to dedicate a substantial portion of its cash flow from operations to the payment of principal, premium, if any, or interest on its debt, which will reduce funds available for other purposes;

•	KCSM may not be able to fund capital expenditures, working capital and other corporate requirements;

•	KCSM may not be able to obtain additional financing, or to obtain it at acceptable rates;

•	KCSM’s ability to adjust to changing market conditions and to withstand competitive pressures could be limited, and the Company may be vulnerable to additional risk if there is a downturn in general economic conditions or in its business;

•	KCSM may be exposed to risks in exchange rate fluctuations because any fluctuation of the Mexican peso relative to the dollar could impact its ability to service debt; and

•	KCSM may be at a competitive disadvantage compared to its competitors that have less leverage and greater operating and financing flexibility than the Company does.

Failure to comply with restrictive covenants in its existing contractual arrangements could accelerate its repayment obligations under its debt.

The indentures relating to its outstanding debt securities and the 2005 Credit Agreement relating to its term loan and revolving credit facilities contain a number of restrictive covenants, and any additional financing arrangements KCSM enters into may contain additional restrictive covenants. The 2005 Credit Agreement relating to its term loan and revolving credit facilities contains covenants that are more restrictive than those contained in the indentures relating to its debt securities, including, but not limited to, certain financial covenants which require KCSM to maintain specified financial ratios. These covenants restrict or prohibit many actions, including, but not limited to, its ability to incur debt, create or suffer to existing liens, make prepayments of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in sale-leaseback transactions. The 2005 Credit Agreement also restricts KCSM’s ability to consolidate with, merge with or into, or sell, convey, transfer, lease or otherwise dispose of all or substantially all of its property to any person or permit any person to merge with or into KCSM, unless, KCSM and Grupo KCSM merge or consolidate with or into, or sell or transfer all or substantially all of its property to each other, with KCSM as the entity surviving such merger or consolidation.

As a result of KCS acquiring a controlling interest in KCSM and Grupo KCSM, both companies became subject to the terms and conditions of the indentures governing KCSR’s two senior note issues. The restrictive covenants of these indentures limit its ability to incur additional debt for any purpose other than the refinancing of existing debt.

As a result of the covenants and restrictions contained in the indentures and in the 2005 Credit Agreement, KCSM is limited in how it conducts its business and the Company may be unable to compete effectively or to take advantage of new business opportunities. Any breach of these covenants could result in a default under the indentures and the 2005 Credit Agreement.

KCSM has previously sought and received waivers and amendment to its 2005 Credit Agreement. Although KCSM is currently in compliance with all covenants under the 2005 Credit Agreement and the Indentures KCSM cannot assure you that it will be able to remain in compliance with these covenants in the future and, if it fails to do so, that it will be able to obtain waivers from the appropriate parties and/or amend the covenants. At the same time, there are exceptions to many of these restrictive covenants, and KCSM cannot give assurances that the limitations referred to above will apply in all circumstances.

Risk Factors Relating to Ongoing litigation.

KCSM is a party to various legal proceedings and administrative actions arising in the ordinary course of business including those specifically mentioned below.

Disputes with Ferromex.

Disputes Relating to Payments for the Use of Trackage and Haulage Rights and Interline Services.  KCSM and Ferromex both initiated administrative proceedings seeking a determination by the SCT of the rates that each concessionaire should pay each other in connection with the use of trackage and haulage rights and interline and terminal services. The SCT, on March 13, 2002, issued a ruling setting the rates for trackage and haulage rights. On August 5, 2002, the SCT issued a ruling setting the rates for interline and terminal services. KCSM and Ferromex appealed both rulings and, following trial and appellate court decisions, the Mexican Supreme Court on February 24, 2006, in a ruling from the bench, sustained KCSM’s appeal of the SCT’s trackage and haulage rights ruling, vacating the SCT ruling and ordering the SCT to issue a new ruling consistent with the Court’s decision. KCSM has not received the written notice of the Mexican Supreme Court decision regarding the interline and terminal services appeal. On October 2, 2006, KCSM was served with a claim raised by Ferromex, in which Ferromex asked for information concerning the interline traffic between KCSM and Ferromex, from January 1, 2002 to December 31, 2004. KCSM filed an answer to this claim and expect to continue on this litigation for the next two years.

Disputes Relating to the Exercise of Trackage Rights.  KCSM and Ferromex are also parties to various civil cases involving disputes over the application and proper interpretation of the mandatory trackage rights.

Disputes Relating to the Scope of the Mandatory Trackage Rights.  In August 2002, the SCT issued rulings determining Ferromex’s trackage rights in Monterrey, Nuevo León. KCSM and Ferromex both appealed the SCT’s rulings. At the administrative federal court level, KCSM obtained favorable rulings. Ferromex appealed these rulings. The case was returned to the Tribunal Federal de Justicia Fiscal y Administrativa (Administrative Federal Court) with instructions to consider additional arguments before issuing its ruling. KCSM is still awaiting that ruling.

SCT Capital Investment Dispute.

KCSM is a party to a dispute with the SCT concerning its 2004 and 2005 minimum budgeted capital investments described in more detail below in the “Risk Factors Relating to KCSM’s Business”.

Mancera Proceeding.

On March 6, 2006, Mancera Ernst & Young, S.C. (“Mancera”) filed a claim against KCSM seeking the payment of a success fee of $11.7 million or 129 million Mexican pesos plus costs and expenses derived from Mancera’s representation of the Company in the Company’s VAT claim against the Mexican government. On March 16, 2006, the Company responded to the claim and the parties are currently in the evidence state of the trial. KCSM believes that it has adequately reserved for the obligation under the engagement agreement with Mancera and does not believe that the resolution of this claim will have a material adverse effect on its financial condition or results of operations.

Risk Factors Relating to KCSM’s Business

KCSM may not be successful at reducing its operating costs and increasing its operating efficiencies.

KCSM must continue to reduce its operating costs and increase its operating efficiencies to achieve further cost savings in future periods. The Company cannot assure you that it will be able to achieve all of the cost savings that it expects to realize from current initiatives. In particular, the Company may be unable to implement one or more of its initiatives successfully or it may experience unexpected cost increases that offset the savings that the company achieves. KCSM’s failure to realize cost savings may adversely affect its results of operations.

The Mexican government may revoke or limit KCSM’s concession under a number of circumstances.

KCSM operates under a 50-year concession granted by the Mexican government. The Mexican government may terminate the concession if, among other things, there is an unjustified interruption of the operation of its rail lines, it charges tariffs higher than the tariffs it has registered with the Secretaría de Comunicaciones y Transportes (Ministry of Communications) (“SCT”), it restricts the ability of other Mexican rail operators to use its rail lines, it fails to make payments for damages caused during the performance of services, it fails to comply with any term or condition of the Ley Reglamentaria del Servicio Ferroviario (“Law Regulating Railroad Services”), it fails to make the capital investments required under its five-year plan filed with the SCT, or it fails to maintain an obligations compliance bond and the insurance coverage specified in the Law Regulating Railroad Services and its regulations. In addition, the concession revokes automatically in the event KCSM changes its nationality or assigns, or creates any lien on, the concession without the SCT’s approval.

In April 2006, the SCT initiated sanction proceedings against KCSM, claiming that it had failed to make the minimum capital investments projected for 2004 and 2005 under its five-year business plan filed with the SCT. Although KCSM believes it made capital expenditures exceeding the amounts projected in its business plan for 2004 and 2005, the SCT has objected to the nature of the investments made by the Company. KCSM has responded to the SCT by providing evidence in support of its investments and explaining why it believes sanctions are not appropriate. The SCT has not yet responded to KCSM’s arguments. KCSM will have the right to challenge a negative ruling by the SCT before the Administrative Federal Court and, if necessary, the right to challenge any negative ruling by the Administrative Federal Court before a Federal Magistrates Tribunal. However, if these proceedings are conclusively determined adversely to KCSM and sanctions are imposed, KCSM could be subject to fines, and could be subject to possible future revocation of its concession if the SCT imposes sanctions on three additional occasions over the remaining term of the concession.

Under the concession, KCSM has the right to operate its rail lines, but it does not own the land, tracks or associated structures. If the Mexican government legally terminates the concession, it would own, control and manage such public domain assets used in the operation of its rail lines. The Mexican government may also temporarily seize control of its rail lines and its assets in the event of a natural disaster, war, significant public disturbance, or imminent danger to the domestic peace or economy. In such a case, the SCT may restrict its ability to exploit the concession in such manner as the SCT deems necessary under the circumstances, but only for the duration of any of the foregoing events.

Mexican law requires that the Mexican government compensate KCSM if it effects a statutory appropriation for reasons of the public interest. With respect to a temporary seizure due to any cause other than international war, the Law Regulating Railroad Services and its regulations provide that the Mexican government will indemnify an affected concessionaire for an amount equal to damages caused and losses suffered. However, these payments may not be sufficient to compensate KCSM for its losses and may not be timely made.

Failure to make capital expenditures could result in the revocation of its concession and adversely affect its financial condition.

The Company’s business is capital intensive and requires substantial ongoing expenditures for, among other things, additions and improvements to equipment, roadway, structures and technology, acquisitions, and maintenance and repair of its equipment and rail system. Its failure to make necessary capital expenditures could impair its ability to service its existing customers or accommodate increases in traffic volumes. In addition, its railroad concession from the Mexican government requires KCSM to make ongoing investments and undertake capital projects in accordance with successive five-year business plans filed with the Mexican government.

KCSM has funded, and expects to continue to fund, capital expenditures with funds from operating cash flows, leases and, to a lesser extent, vendor financing. KCSM may not be able to generate sufficient cash flows from its operations or obtain sufficient funds from external sources to fund its capital expenditure requirements. If financing is available, it may not be obtainable on terms acceptable to KCSM and within the limitations contained in the indentures and other agreements relating to its debt. Its ability to incur indebtedness is also restricted by the covenants contained in the indentures of its affiliate, KCSR. If the Company is unable to complete its planned capital improvement projects, its ability to service its existing customers or accommodate increases in its traffic volumes may be limited or impaired and its business plan commitments with the Mexican government may be at risk, requiring KCSM to seek waivers to the business plan, if possible. KCSM may defer capital expenditures with respect to such business plan with the permission of the SCT. However, the SCT might not grant this permission, and its failure to comply with its commitments in its business plan could result in sanctions imposed by the SCT. KCSM cannot assure you that the Mexican government would grant the Company such waivers. If such waivers are not obtained and the Company is sanctioned, its concession could be at risk of revocation, which would adversely affect its financial condition.

Significant competition from other railroads could adversely affect KCSM’s financial condition.

KCSM faces significant competition in some industry sectors from other railroads, in particular Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”), the operator of the largest railway system in Mexico, which is in close proximity to its rail lines. In particular, KCSM has experienced and continues to experience competition from Ferromex with respect to the transport of a variety of products. The rail lines operated by Ferromex run from Guadalajara and Mexico City to four U.S. border crossings west of the Nuevo Laredo-Laredo crossing, providing an alternative to its routes for the transport of freight from those cities to the U.S. border. In addition, Ferromex directly competes with KCSM in some areas of its service territory, including Tampico, Saltillo, Monterrey and Mexico City. Ferrosur, which operates the Southeast Rail Lines, competes directly with KCSM for traffic to and from southeastern Mexico. Ferrosur, like KCSM, also serves Mexico City, Puebla and Veracruz.

In November 2005, Grupo México, the controlling shareholder of Ferromex, acquired all of the shares of Ferrosur, S.A. de C.V. (“Ferrosur”). The common control of Ferromex and Ferrosur would give Grupo México control over a nationwide railway system and ownership of 50% of the shares of Ferrocarril y Terminal del Valle de Mexico, S.A. de C.V. (“Ferrovalle”). The merger between Ferromex and Ferrosur has been declared illegal by the Comisión Federal de Competencia (Mexican Antitrust Commission) (“COFECO”). Both Ferromex and Ferrosur have challenged this ruling. There can be no assurances as to whether Grupo México will be successful in challenging this ruling. If Grupo México is successful in its appeal, KCSM’s competitive position may be harmed.

On August 3, 2006, COFECO announced an investigation into possible antitrust practices in the provision of rail cargo services. The targets of that investigation have not been identified, and while KCSM may be required to provide information in connection with the investigation, KCSM does not believe its operations are the subject of the inquiry, although there is no assurance that the Company is not, or would not, become a subject of the inquiry.

Ferromex and Ferrosur may have greater financial resources than KCSM has, which among other things, may give them greater ability to reduce freight prices and to direct traffic from one line to the other. Price reductions by competitors would make KCSM’s freight services less competitive, and there is no assurance that KCSM would be able to match these rate reductions. In recent years, KCSM has experienced aggressive price competition from Ferromex in freight rates for agricultural products and automobiles, which has adversely affected its results of operations. KCSM’s ability to respond to competitive measures by decreasing its prices without adversely affecting its gross margins and operating results will depend on, among other things, its ability to reduce operating costs. Its failure to respond to competitive pressures, and particularly price competition, in a timely manner could have a material adverse effect on its financial condition.

There has also been significant consolidation among major North American rail carriers. The resulting merged railroads may attempt to use their size and pricing power to affect KCSM’s access to efficient gateways and routing options that are currently and have been historically available. KCSM cannot guarantee that further consolidation will not have an adverse effect on its financial condition.

Significant competition from trucks could adversely affect KCSM’s financial condition.

KCSM also faces significant competition from trucks. In the past, the trucking industry has significantly eroded the railroad’s market share of Mexico’s total overland freight transportation by providing effective rate and service competition. Trucking requires substantially smaller capital investments and maintenance expenditures than railroads and allows for more frequent and flexible scheduling. In addition, Mexican truckers are able to deliver to points in the U.S. under relaxed NAFTA rules. KCSM cannot give assurances that the Company will not lose business in the future due to its inability to respond to competitive pressures by decreasing its prices without adversely affecting its gross margins and operational results.

A material part of KCSM’s projected revenue growth during the next few years is expected to result from increased truck-to-rail traffic conversion. There can be no assurance that KCSM will have the ability to continue to convert traffic from truck to rail transport or that KCSM will retain the customers that it has already converted. If the railroad industry in general, and KCSM, in particular, is unable to preserve competitive advantages vis-à-vis the trucking industry, its business plan may not be achieved and its financial condition could be adversely affected.

A significant percentage of KCSM’s transportation revenues has historically been derived from the automotive industry, which has had difficulties in recent years.

KCSM’s transportation revenues derived from the transport of automotive products declined to $97.3 million in 2006 from $115.7 million in 2005. General Motors, DaimlerChrysler and Ford Motor Co. were among KCSM’s most significant customers, together representing approximately 10.6% of its total revenues in 2006. KCSM’s automotive revenues in 2006 decreased due to the continued recession in the North American automotive industry and the lack of demand for those automobile models manufactured in Mexico.

The rates for trackage rights set by the SCT may not adequately compensate the Company.

Pursuant to KCSM’s concession, the Company is required to grant rights to use portions of its tracks to Ferromex, Ferrosur and Ferrovalle. The concession stipulates that Ferromex, Ferrosur and Ferrovalle are required to grant to KCSM rights to use portions of their tracks. KCSM’s concession classifies trackage rights as short trackage rights and long-distance trackage rights. Although all of these trackage rights have been granted under the concession, no railroad has actually operated under the long-distance trackage rights because the means of setting rates for usage and other related terms of usage have not been agreed upon. Under the Mexican railroad services law and regulations, the rates that KCSM may charge for the right to use its tracks must be agreed upon in writing between KCSM and the party to which those rights are granted. However, if KCSM cannot reach an agreement on rates with rail carriers entitled to trackage rights on KCSM’s rail lines, the SCT is entitled to set the rates in accordance with Mexican law and regulations, which rates may not adequately compensate KCSM.

KCSM has not been able to reach an agreement with Ferromex regarding the rates to be charged for trackage rights, interline services and haulage rights. KCSM and Ferromex are involved in judicial, civil and commercial litigation and administrative proceedings in connection with the amounts payable to each other for interline services, haulage and trackage rights. Some of those procedures continue under litigation and therefore are pending final resolution. Any resolution of such procedures adverse to KCSM could have a negative impact on its business and operations. See Item 3, “Legal Proceedings — Other Litigation — Disputes with Ferromex.” In addition, under the Mexican railroad services laws and regulations, acts or omissions that impede the activities of other concessionaires, including the use of trackage rights, may result in the revocation of its concession.

Downturns in the U.S. economy, Mexican economy, U.S.-Mexico trade, certain cyclical industries in which KCSM’s customers operate, the global economy or fluctuations in the peso-dollar exchange rate could have adverse effects on its financial condition.

Downturns in the Mexican or U.S. economies or in trade between Mexico and the U.S. will likely have adverse effects on the Company’s business and results of operations. Mexican exports to the U.S. of manufactured goods, beer, metals and minerals, automobiles, chemical and petrochemical products and other products, many of which KCSM transports, are an important element of Mexico-U.S. trade. In addition, a significant portion of its business consists of imports into Mexico from the U.S. The level of KCSM’s business activity depends heavily on the Mexican and U.S. economies and markets, the relative competitiveness of Mexican and U.S. products at any given time and on existing and new tariffs or other barriers to trade. For example, past slowdowns in the U.S. economy have had an adverse effect on KCSM’s revenues in all product categories, particularly in the automotive sector. Future economic downturns may have a material adverse effect on its results of operations and its ability to meet its debt service obligations.

Some of KCSM’s customers operate in industries that experience cyclicality, including the agricultural, automotive, manufacturing and construction sectors. Any downturn in these sectors, due to the effects of cyclicality or otherwise, could have a material adverse effect on its operating results. Also, some of the products KCSM transports have had an historical pattern of price cyclicality which has typically been influenced by the general economic environment and by supply and demand factors in the relevant markets. For example, global steel and petrochemical prices have decreased in the past. KCSM cannot give assurances that prices and demand for these products will not decline in the future, adversely affecting those industries and, in turn, its financial condition.

KCSM’s business may also be adversely affected by downturns in the global economy or in particular regions of the global economy. In addition, fluctuations in the peso-dollar exchange rate could lead to shifts in the types and volumes of Mexican imports and exports as manufacturers and raw material suppliers seek to minimize the effect of exchange rate movements by seeking other markets for their business.

Although a decrease in the level of exports of some of the commodities that KCSM transports to the U.S. may be offset by a subsequent increase in imports of other commodities KCSM hauls into Mexico and vice versa, any offsetting increase might not occur on a timely basis, if at all. The level of Mexico-U.S. trade and the development of Mexican-U.S. trade negotiations or agreements in the future are beyond its control, and may result in a reduction of freight volumes or in an unfavorable shift in the mix of products and commodities the Company transports.

The Mexican government may restrict KCSM’s ability to operate its concession on a profitable basis by setting tariffs for rail freight services.

Under the concession and Mexican law, KCSM may freely set its tariffs for rail freight services, however it must register its tariffs with the SCT before they become effective. Under the Mexican railroad services law and regulations, the SCT reserves the right to set tariffs if, in consultation with the COFECO, it determines that effective competition does not exist. COFECO, however, has not published guidelines regarding the factors that constitute a lack of competition. It is therefore unclear under what particular circumstances the Mexican Antitrust Commission would deem a lack of competition to exist. If the SCT intervenes and sets tariffs, the rates it sets may be too low to allow KCSM to operate profitably.

On August 3, 2006, the COFECO announced an investigation into possible antitrust practices in the provision of rail cargo services. The targets of that investigation have not been identified, and while KCSM may be required to provide information in connection with the investigation, KCSM does not believe that its operations are the subject of the inquiry. However, there can be no assurance that KCSM is not, or will not, become the subject of this inquiry.

Traffic congestion or similar problems experienced in the U.S. or Mexican railroad system may adversely affect KCSM’s operations.

Traffic congestion experienced in the U.S. railroad system may result in overall traffic congestion which would impact the ability to move traffic to and from Mexico and adversely affect its operations. This system congestion may also result in certain equipment shortages. Any similar congestion experienced by railroads in Mexico could have an adverse effect on its business and results of operations. In addition, the growth of cross-border traffic in recent years has contributed to congestion on the international bridge at the Nuevo Laredo-Laredo border gateway, which is expected to continue in the near future. This may adversely affect its business and results of operations.

KCSM’s business strategy, operations and growth rely significantly on third parties.

KCSM’s operations are dependent on interchange agreements that KCSM has negotiated with major U.S. railroads in the north, Ferromex in the west of Mexico and Ferrosur in the south of Mexico. KCSM also has a terminal operations agreement with Ferrovalle. In addition, KCSM and each of the concessionaires of Ferromex and Ferrosur have a 25.0% interest in Ferrovalle, and Ferromex and Ferrosur are currently under the common control of Grupo México. These agreements enable KCSM to exchange traffic and utilize trackage which is not part of its rail system, extending its network and providing KCSM with strategically important rail links to the U.S. and to areas of Mexico that the Company does not directly serve. KCSM’s ability to provide comprehensive service to its customers depends in part on its ability to maintain these agreements with other railroads and third parties and its ability to take legal action in the Mexican Federal Courts to enforce such agreements on the grounds that the railroads are a public service governed by public interest laws. KCSM’s failure to maintain these agreements, the termination of these agreements, or failure to obtain the corresponding legal relief in due course, could adversely affect its business, financial condition and results of operations. The other parties to these agreements may not faithfully fulfill their obligations under their agreements or arrangements with KCSM, and many of these other parties are or may become its competitors. Further, the failure of any of these parties to fulfill its obligations to KCSM could adversely affect its financial condition and results of operations. In addition, KCSM may not be able to coordinate its interchange and switching activities with these other concessionaires and railroads in an efficient manner. Inefficient coordination of its interchange and switching activities would negatively impact its operating results.

If KCSM’s primary fuel supply contract is terminated, or if fuel prices substantially increase, its financial condition could be materially adversely affected.

All but 6 of the 457 locomotives KCSM operates are diesel-powered. KCSM’s fuel expenses are a significant portion of its operating expenses. KCSM meets, and expects to continue to meet, its fuel requirements almost exclusively through purchases at market prices from PEMEX. The contract with PEMEX may be terminated at any time by either party upon thirty days’ written notice to the other. If the contract is terminated and KCSM is unable to acquire diesel fuel from alternative sources on acceptable terms, its financial condition could be materially adversely affected. In addition, since KCSM’s fuel expense represents a significant portion of its operating expenses, significant increases in the price of diesel fuel could have a material adverse effect on its financial condition. KCSM experienced increases in its average price of fuel per gallon of 4.6% in 2006, 43.9% in 2005 and 30.1% in 2004.

KCSM faces possible catastrophic loss and liability, and its insurance may not be sufficient to cover its damages or damages to others.

The operation of any railroad carries with it an inherent risk of catastrophe, mechanical failure, collision and property loss. In the course of KCSM’s operations, spills or other environmental mishaps, cargo loss or damage, business interruption due to political developments, as well as labor disputes, strikes and adverse weather conditions, could result in a loss of revenues or increased liabilities and costs. Collisions, environmental mishaps or other accidents can cause serious bodily injury, death and extensive property damage, particularly when such accidents occur in heavily populated areas. Additionally, KCSM’s operations may be affected from time to time by natural disasters such as earthquakes, volcanoes, hurricanes or other storms. The occurrence of a major natural disaster, especially in the Mexico City area, which is the site of Ferrovalle and significant portions of its customer base, could have a material adverse effect on its operations and its financial condition. KCSM has acquired insurance that is consistent with industry practice and consistent with the requirements of its concession against the accident-related risks involved in the conduct of its business and business interruption due to natural disaster. However, this insurance is subject to a number of limitations on coverage, depending on the nature of the risk insured against. This insurance may not be sufficient to cover its damages or damages to others, and this insurance may not continue to be available at commercially reasonable rates. Even with insurance, if any catastrophic interruption of service occurs, KCSM may not be able to restore service without a significant interruption to operations and an adverse effect on its financial condition.

KCSM faces potential environmental liabilities.

KCSM’s operations are subject to Mexican federal and state laws and regulations relating to the protection of the environment. The Procuraduría Federal de Protección al Ambiente (Mexican Attorney General for Environmental Protection) is empowered to bring administrative proceedings and impose corrective actions and economic sanctions against companies that violate environmental laws, and temporarily or permanently close non-complying facilities. The Secretaría del Medio Ambiente y Recursos Naturales (Mexican Ministry of Environmental Protection and Natural Resources) and other ministries have promulgated compliance standards for, among other things, water discharge, water supply, air emissions, noise pollution, hazardous substances transportation and handling, and hazardous and solid waste generation.

KCSM is responsible for the costs of environmental compliance, associated with its ongoing operations. Pursuant to KCSM’s concession, Ferrocarriles Nacionales de México, S.A. de C.V. (“FNM”) is responsible for any environmental damage caused before the commencement of KCSM operations, and both the Mexican government and FNM are required to indemnify KCSM for any environmental liability relating to soil, subsoil or groundwater pollution arising from acts or omissions attributable to FNM that occurred before KCSM initiated operations in accordance with the concession title. However, the Mexican government is not obligated to compensate KCSM for any expenses that the Company incurs in complying with any amended environmental laws or regulations relating to its ongoing operations or activities that impose higher regulatory standards than those in effect on the date the concession was granted. KCSM cannot predict the effect, if any, that the adoption of additional or more stringent environmental laws and regulations would have on its financial condition. Failure to comply with environmental obligations may result in the termination of its concession.

Terrorist activities and geopolitical events and their consequences could adversely affect KCSM’s financial condition.

Terrorist attacks may negatively affect KCSM’s operations. The continued threat of terrorism within Mexico, the U.S. and elsewhere and the potential for military action and heightened security measures in response to such threat may cause significant disruption to commerce throughout the world, including restrictions on cross-border transport and trade. In addition, related political events may cause a lengthy period of uncertainty that may adversely affect its business. Political and economic instability in other regions of the world, including the U.S. and Canada, could negatively impact its operations. The consequences of terrorism and the responses are unpredictable and could have an adverse effect on its financial condition.

Renegotiation of terms of the labor agreement and any potential labor disruptions could adversely affect its financial condition.

Approximately 75% of KCSM’s employees are covered by a labor agreement, which was recently renewed and is effective for a two-year term ending in July 2007. The compensation terms of the labor agreement are subject to renegotiation on an annual basis and all other terms are renegotiated every two years.

KCSM may not be able to favorably negotiate the provisions of its labor agreement in the future and strikes, boycotts or other disruptions could occur.

These renegotiated terms and any potential disruptions could have a material adverse effect on its financial condition and results of operations.

KCSM’s controlling stockholder’s interests may be different from KCSM’s.

As of April 1, 2005, KCS became KCSM’s controlling stockholder with full power to direct its business. KCS on its own can make decisions and determine corporate transactions, mergers, consolidations, and other matters. The interests of KCS may be different from KCSM’s interests and KCS may exercise influence over KCSM in a manner inconsistent with yours and KCSM’s interests.

KCSM has identified possible discrepancies in data provided by its prior information system.

KCSM has recently installed a new operational information system in 2006. Based on testing of the data provided by this system, including a comparison of such data to data provided by its prior information system, it is possible that the data provided by its prior information system may have contained discrepancies. There is uncertainty as to what effect, if any, these discrepancies could have on KCSM’s financial condition or results of operations, however there can be no assurance that the effect will not be material.

Risk Factors Relating to Mexico

Governmental policies and economic developments in Mexico and elsewhere may adversely affect KCSM’s financial condition.

All of KCSM’s operations and assets are located in Mexico. As a result, its business is affected by the general condition of the economy, inflation, interest rates, political and other developments and events in Mexico. Mexico has experienced a period of slow economic growth in recent years, primarily as a result of the downturn in the U.S. economy. Mexico’s economy grew an estimated 4.5% in 2006 compared to 2005. In Mexico’s gross domestic product, or GDP, increased in 2005 and 2004, by 2.8% and 4.2%, respectively. KCSM believes that economic slowdowns could negatively affect its financial condition.

Currency fluctuations may adversely affect KCSM’s financial condition.

All of KCSM’s consolidated indebtedness as of December 31, 2006, was U.S. dollar-denominated, whereas approximately 41.7% of KCSM’s consolidated revenues were peso-denominated. Accordingly, KCSM is affected by fluctuations in the value of the Mexican peso against the U.S. dollar and any depreciation or devaluation of the Mexican peso against the U.S. dollar results in net foreign exchange losses. In 2006, the Mexican peso depreciated against the U.S by approximately 1.7%. In 2005 and 2004, the Mexican peso appreciated against the U.S. dollar by approximately 4.5% and 0.8%, respectively.

Severe devaluation or depreciation of the Mexican peso may result in disruption of the international foreign exchange markets and may limit its ability to transfer or to convert Mexican pesos into U.S. dollars for the purpose of making timely payments of interest and principal on its non-peso-denominated indebtedness. Although the Mexican government currently does not restrict, and for many years has not restricted, the right or ability of Mexican or foreign persons or entities to convert Mexican pesos into U.S. dollars or transfer foreign currencies out of Mexico, the Mexican government could, as in the past, institute restrictive exchange rate policies that could limit its ability to transfer or convert Mexican pesos into U.S. dollars or other currencies for the purpose of making timely payments of its U.S. dollar-denominated debt and contractual commitments. Devaluation or depreciation of the Mexican peso against the U.S. dollar may also adversely affect U.S. dollar prices for its securities. Currency fluctuations are likely to continue to have an effect on its financial condition in future periods.

Inflation and interest rates may adversely affect KCSM’s financial condition.

Mexico’s annual rate of inflation was 4.0%, 3.3% and 5.2%, for 2006, 2005 and 2004, respectively. Mexico has experienced much higher rates of inflation in certain prior year periods before 2001. High inflation rates can adversely affect KCSM’s business and results of operations in the following ways:

•	inflation can adversely affect consumer purchasing power, thereby adversely affecting demand for the products that KCSM transports;

•	to the extent inflation exceeds KCSM’s price increases, its prices and revenues will be adversely affected in “real” terms; and

•	if the rate of Mexican inflation exceeds the rate of the depreciation of the Mexican peso against the dollar, KCSM’s dollar-denominated sales will decrease in relative terms when stated in constant Mexican pesos.

Interest rates on 28-day Certificados de la Tesorería de la Federación (Mexican treasury bills), or Cetes, averaged 7.0%, 9.2% and 6.8% for 2006, 2005 and 2004, respectively. High interest rates in Mexico may significantly increase its financing costs and thereby impair its financial condition, results of operations and cash flows.

KCSM performed an analysis under the guidance of FAS 52, “Foreign Currency Translation,” to determine whether the U.S. dollar or the Mexican peso should be used by KCSM as its functional currency. Based on the results of this analysis, KCSM concluded that the U.S. dollar is the appropriate functional currency for U.S. GAAP and SEC reporting purposes. The Company updates the results of this analysis on an ongoing basis. If it was required to change its functional currency to Mexican pesos, its results of operations for U.S. GAAP and SEC reporting purposes may be substantially different. There can be no assurance that Mexico will not be classified as highly inflationary in the future, or that KCSM will not be required to change its functional currency to Mexican pesos.

Political developments may adversely affect KCSM’s business, financial condition and results of operations.

Presidential and federal congressional elections in Mexico were held in July 2006. In a closely held and contested presidential race, Felipe Calderón defeated Andrés Manuel López Obrador. This could result in further friction among political parties and the executive branch officers, which could potentially cause political and economic instability.

Calderón is from the same political party as his predecessor, Vicente Fox. Nonetheless, there could be significant changes in laws, public policies and government programs, which could have an adverse effect on KCSM’s business, financial condition and results of operation.

National politicians are currently focused on certain regional political and social tension, and reforms regarding fiscal and labor policies, gas, electricity, social security and oil have not been and may not be approved. The effects on the social and political situation in Mexico could adversely affect the Mexican economy, which in turn could have a material adverse effect on KCSM’s business, financial condition and results of operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

KCSM’s headquarters, which the Company leases, are located at Montes Urales 625, Col. Lomas de Chapultepec, C.P. 11000 México, D.F., México. KCSM also has offices located at Av. Manuel L. Barragán 4850 Norte, Colonia Hidalgo, C.P. 64420, Monterrey, Nuevo León, México. KCSM also owns several freight yards located along its rail lines. Under the concession, KCSM has the right to operate its rail lines, but the Company does not own the land, roadway or associated structures.

Track

As of December 31, 2006, its rail lines consisted of the following track:

	Under	Track Usage
	Concession	Rights	Total
	(In miles)

Main track (includes 143 miles of line with double track)	2,645	541	3,186
Sidings under centralized traffic control	116	—	116
Spurs, yard tracks and other sidings	481	—	481

Total	3,242	541	3,783

All of KCSM’s track is standard gauge (56.5 inches) and is generally in good condition. Of its 2,645 miles of main track, 100.0% has 100 to 136-lbs./yard rail and approximately 78.0% is continuously welded rail. Continuously welded rail reduces track maintenance costs and, in general, permits trains to travel at higher speeds. The maximum allowable speed of trains along its core routes varies between approximately 30 mph and 50 mph. Since KCSM commenced operations, KCSM has extended sidings on its tracks up to 10,000 feet, enabling longer trains to pass or meet each other.

The following table sets forth certain information with respect to KCSM’s track as of December 31, 2006:

	Main Line —
	Mexico City to
	Nuevo Laredo	All Lines
	(In miles)

Continuously welded rail	938	2,056
Jointed rail	0	589

Total	938	2,645

Concrete ties installed	830	1,532
Wood ties installed	108	1,113

Total	938	2,645

The portion of the Mexico City — Nuevo Laredo core route between Mexico City and Querétaro (approximately 143 miles) has double track, which accommodates greater traffic volume and maximum allowable speeds of approximately 50 mph. KCSM’s rail lines support a weight of 130 tons per railcar.

KCSM runs freight trains at average speeds of approximately 25 to 50 mph along its core routes between Mexico City and the U.S. border. Approximately 85.0% of its main line track handles speeds of up to 37 mph.

Installations along its rail lines include supply centers, locomotive inspection centers, car inspection areas, repair shops, warehouses, freight yards and intermodal terminals.

Bridges, Tunnels and Culverts

The Company’s core routes and feeder lines include 1,141 bridges having a total length of 14.8 miles of which 1,095 are permanent and 46 are temporary; 338 are steel structures, 757 are concrete structures and 46 have inverted floor systems made of timber or mixed components.

There are 98 tunnels on KCSM’s rail lines, having a total length of 16.7 miles, which are on its main lines and allow for the passage of double-stack trains. In addition, there are 7,038 culverts along the railway.

Equipment

KCSM owns an estimated 30% of the railcars running over its rail lines and the remaining 70% are owned by private companies or foreign railroads. Its fleet consists of 457 locomotives, of which 451 are diesel. Electro Motive Diesel built 214 and GE built 237 of these diesel locomotives. KCSM is in the process of purchasing 44 SD60 locomotives from KCS which the Company currently uses under a short-term lease (19 locomotives were purchased in December 2006 and the remaining will be purchased in the first quarter 2007). The SD60 generates more horsepower compared with its own locomotives’ horsepower base. By improving its horsepower unit, KCSM is able to haul longer trains with fewer locomotives. This leads to a reduction in fuel consumption primarily due to the fuel efficiency of these leased locomotives and the reduced number of locomotives required to operate.

The average age of the locomotives in KCSM’s fleet is approximately 19 years. The average remaining useful life of the locomotives is about 9 years.

Locomotives and railcars owned and leased by KCSM as of December 31, 2006 consisted of the following:

	Owned	Leased

Locomotives:
Total	344	113

	Owned	Leased

Rolling Stock:
Box cars	1,166	1,068
Gondolas	1,817	2,520
Covered hoppers	570	2,416
Flat cars	557	262
Bi-level carriers	—	1,552
Spine cars	—	—
Tank cars	71	522
Cabooses	51	—
Open top hoppers	10	—
Office cars	4	—

Total	4,246	8,340

To supplement its fleet of owned railcars, KCSM has implemented an operating lease program that allows KCSM to effectively manage its railcar capacity to meet the varying demands of its traffic volumes. Its leased railcars consist of covered hoppers used to transport grain, new and rebuilt gondolas, box cars, open top hoppers, flat cars and tri-level and bi-level carriers. KCSM also leases automobiles, large and small trucks and other equipment for a variety of functions.

Item 3.	Legal Proceedings

Other Litigation

Disputes with Ferromex

Disputes Relating to Payments for the use of Trackage and Haulage Rights and Interline Services.  KCSM and Ferromex both initiated administrative proceedings seeking a determination by the SCT of the rates that each company should pay each other in connection with the use of trackage and haulage rights and interline and terminal services. The SCT, on March 13, 2002, issued a ruling setting the rates for trackage and haulage rights. On August 5, 2002, the SCT issued a ruling setting the rates for interline and terminal services. KCSM and Ferromex appealed both rulings and, following trial and appellate court decisions, the Mexican

Supreme Court on February 24, 2006, in a ruling from the bench, sustained KCSM’s appeal of the SCT’s trackage and haulage rights ruling, vacating the SCT ruling and ordering the SCT to issue a new ruling consistent with the Court’s decision. KCSM has not yet received the written notice of the Court’s decision regarding to interline and terminal services appeal. The Company believes that even if the rates set in 2002 become effective, there will be no material adverse effect on its financial statements. On October 2, 2006, KCSM was served with a claim raised by Ferromex in which Ferromex asked for information concerning the interline traffic between KCSM and Ferromex, from January 1, 2002, through December 31, 2004. KCSM filed an answer to this claim and expects to continue on this litigation for the next two years.

Disputes Relating to the Exercise of Trackage Rights.  KCSM and Ferromex are also parties to various civil cases involving disputes over the application and proper interpretation of the mandatory trackage rights.

Disputes Relating to the Scope of the Mandatory Trackage Rights.  In August 2002, the SCT issued rulings determining Ferromex’s trackage rights in Monterrey, Nuevo León. KCSM and Ferromex both appealed the SCT’s rulings. At the administrative federal court level, KCSM obtained favorable rulings. Ferromex appealed these rulings. The case was returned to the Tribunal Federal de Justicia Fiscal y Administrativa (Administrative Federal Court) with instructions to consider additional arguments before issuing its ruling. KCSM is still awaiting that ruling.

Miscellaneous legal proceedings

SCT Sanction Proceedings.  In April 2006, the SCT initiated sanction proceedings against KCSM, claiming that KCSM had failed to make the minimum capital investments projected for 2004 and 2005 under its five-year business plan filed with the SCT. Although KCSM believes it made capital expenditures exceeding the amounts projected in its business plan for 2004 and 2005, the SCT has objected to the nature of the investments made by KCSM. KCSM has responded to the SCT by providing evidence in support of its investments and explaining why it believes sanctions are not appropriate. The SCT has not yet responded to KCSM’s arguments. KCSM filed a further request in October 2006 to amend its capital expenditure plan for 2006. KCSM believes that even if the threatened sanctions become effective, there will be no material adverse effect on KCSM. KCSM will have the right to challenge a negative ruling by the SCT before the Administrative Federal Court and, if necessary, the right to challenge any negative ruling by the Administrative Federal Court before a Federal Magistrates Tribunal. However, if these proceedings are conclusively determined adversely to KCSM and sanctions are imposed, KCSM could be subject to fines, and could be subject to possible future revocation of its concession if the SCT imposes sanctions on three additional occasions over the remaining term of the concession.

Mancera Proceeding.  On March 6, 2006, Mancera filed a claim against KCSM seeking the payment of a success fee of $11.7 million or 129.0 million Mexican pesos plus costs and expenses derived from Mancera’s representation of the Company in the Company’s VAT claim against the Mexican government. On March 16, 2006, the Company responded to the claim and the parties are currently in the evidence stage of the trial. Management believes that it has adequately reserved for the Company’s obligation under the engagement agreement with Mancera and does not believe that the resolution of this claim will have a material adverse effect on the Company’s financial condition or results of operations.

Other.  KCSM is a party to various other legal proceedings and administrative actions arising in the ordinary course of business. Although it is impossible to predict the outcome of any legal proceeding or administrative action, in management’s opinion, such proceedings and actions should not, either individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholders’ Matters and Issuer Purchases of Equity Securities

There is no public trading market for KCSM’s equity securities. All of its equity securities are owned by KCS.

We have not made any cash payment of dividends on our common stock during the last five fiscal years and we do not anticipate making any cash dividend payments to common stockholders in the foreseeable future. Pursuant to our outstanding long term credit agreement and indentures we can pay dividends permitted by applicable law subject to certain limitations.

Item 6.	Selected Financial Data

Omitted pursuant to General Instruction I(2) to Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis relates to KCSM’s consolidated financial condition and results of operations for the relevant periods and is based on, and should be read in conjunction with, KCSM’s consolidated financial statements included under Item 8 of this Annual Report, “Consolidated Financial Statements and Supplementary Data.” The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Its actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A of this Annual Report, “Risk Factors.” See “Forward-Looking Statements” for cautionary statements concerning forward-looking statements.

Results of Operations

The following discussion of KCSM’s results of operations is based on the financial information derived from its audited consolidated financial statements.

In the following discussion, references to increases or decreases in any period are made by comparison with the corresponding prior year period except as the context otherwise indicates. The results of the three months ended March 31, 2005 (Predecessor) and the nine months ended December 31, 2005 (Successor) have been combined to form a full year for purposes of the discussion herein. As a result of the application of purchase accounting the consolidated financial statements of the successor are not comparable in all results with the consolidated financial statements of the predecessor.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Revenues

Revenues for the year ended December 31, 2006 totaled $774.0 million compared to $717.6 million for the year ended December 31, 2005, which represented an increase of $56.4 million. Revenues increased despite a decrease in carloads mainly due to a reduction in the movement in finished vehicles for exportation. The increase in 2006 was mainly attributable to the targeted rate increases and fuel surcharges. Carloads are a standard measure used by KCSM to determine the volume of traffic transported over its rail lines. Imports into Mexico from the U.S., Canada and overseas represented approximately 56.3%, 56.2% and 54.8% of its total revenues in 2006, 2005, and 2004, respectively. Approximately 77.8% of its total revenues in 2006 were attributable to international freight.

The following table sets forth, by product category, its revenues (in millions) and traffic volumes by carloads (in thousands) for the years ended December 31, 2006 and December 31, 2005, respectively

	Revenues				Carloads and Intermodal Units
			Change				Change
General Commodities	2006	2005(1)	Dollars	Percent	2006	2005(1)	Units	Percent

Chemical and petroleum products	$145.9	$126.5	$19.4	15.3%	102.0	97.0	5.0	5.2%
Forest products and metals	213.0	186.2	26.8	14.4%	187.5	197.3	(9.8)	(5.0)%
Agricultural and mineral	232.7	219.2	13.5	6.2%	196.0	200.1	(4.1)	(2.0)%

Total general commodities	591.6	531.9	59.7	11.2%	485.5	494.4	(8.9)	(1.8)%
Intermodal & automotive	162.4	173.0	(10.6)	(6.1)%	312.0	326.8	(14.8)	(4.5)%

Carloads revenues, units and intermodal units	754.0	704.9	49.1	7.0%	797.5	821.2	(23.7)	(2.9)%

Other revenues	20.0	12.7	7.3	57.5%

Total	$774.0	$717.6	$56.4	7.9%

(1)	These figures were reclassified to conform with 2006 classification.

Chemical and petroleum products.  Revenues rose $19.4 million in 2006 primarily due to price increases, fuel surcharges revenue and volume increases over the prior year. The volume recovery increase was largely attributable to Hurricanes Katrina and Rita which had adversely impacted the Gulf coast refineries. Volume recovery was seen in fuel oil, diesel, gasoline and pet coke during 2006.

Forest products and metals.  Revenues increased $26.8 million in 2006 compared to 2005, primarily due to price strategies, longer hauls and increases in fuel surcharges. Targeted rates increases were implemented in 2006 for movements of steel slabs and steel coil imports. Increase revenue was seen from longer hauls to Laredo as a result of a customers’ relocation of its distribution center from Zacatecas to Tuxtepec. Increases in the number of cross border paper imports was seen during the year as well.

Agricultural and mineral.  Revenues from agricultural products increased $13.5 million compared to 2005 primarily as a result of targeted rate increases and fuel surcharges. Volume increases in corn and sugar were partially offset by reductions in import shipments of soybeans, sorghum and wheat products. Revenues also grew due to an embargo on Ferromex lines. Fructose market increased and it is still growing without quotas on imports. Revenue increase has been favorable with movements of grain and products from U.S. origin to destination on the KCSM’s lines. These increases were offset, by a reduction of volumes of sand and clay products, and lower traffic in route from Jaltipan to Queretaro, due to dwell times at Ferrovalle. Additionally, KCSM was also affected by the reduction in consumption of lime stone in Lázaro Cardenas during the second quarter 2006.

Intermodal and Automotive.  Intermodal revenue increased $7.8 million during 2006 compared to 2005, as a result of increased numbers of steamship carriers that call the port of Lázaro Cardenas and consistent transit times on Intermodal trains. Automotive revenue decreased $18.4 million in 2006 compared to 2005, as a result of a reduction in the movement of finished vehicles for exportation to the U.S. and Canadian markets. Additionally the Company had a decrease in finished vehicles importation and a decline in domestic distribution as consequence of automotive companies logistic.

Operating Expenses

Total operating expenses decreased to $595.2 million for the year ended December 31, 2006 compared to $673.5 million for the year ended December 31, 2005, which represents a decrease of 11.6%. The following table illustrates its operating expenses for the periods indicated.

			Successor	Predecessor
	Successor		For the	For the
	For the	For the	Nine Months	Three Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31	March 31	Change
	2006	2005(1)	2005	2005(1)	In Dollars	Percent
	(In thousands)

Compensation and benefits	$123,369	$124,375	$95,593	$28,782	$(1,006)	(0.8)%
Purchased services	131,004	145,512	108,703	36,809	(14,508)	(10.0)%
Fuel	112,771	106,333	83,109	23,224	6,438	6.1%
Equipment costs	97,047	102,467	80,925	21,542	(5,420)	(5.3)%
Depreciation and amortization	89,267	88,875	67,069	21,806	392	0.4%
Casualties and insurance	8,555	16,976	14,736	2,240	(8,421)	(49.6)%
Employees’ statutory profit sharing	5,857	41,628	41,081	547	(35,771)	(85.9)%
Other	27,356	47,325	38,485	8,840	(19,969)	(42.2)%

Total KCSM	$595,226	$673,491	$529,701	$143,790	$(78,265)	(11.6)%

(1)	These figures were reclassified to conform with 2006 classification.

Compensation and benefits.  For the year ended December 31, 2006, salaries, wages and employee benefits decreased $1.0 million, compared to 2005. The decrease reflects a reduction in headcount and the depreciation effect of the Mexican peso against the U.S. dollar during 2006. This decrease was partially offset by the annual salaries increase and the increase in wages and fringe benefits resulting from labor negotiations in July 2006.

Purchased services.  Purchased services decreased $14.5 million, in 2006 compared to 2005. Certain trackage rights were not used during 2006 resulting in a lower cost, amortization of deferred credits established in connection with the push down of purchase accounting, and additional, capitalization of certain overhead costs, reduced purchased services during this year. These decreases were slightly offset by increases in management and professional fees during 2006.

Fuel.  Fuel expenses increased $6.4 million in 2006 compared to 2005 primarily due to the volatility of fuel prices during 2006. KCSM’s average price per gallon for fuel increased 4.6% in 2006 as compared to the prior year.

Equipment Cost.   Equipment cost decreased $5.4 million, compared to 2005. This decrease was attributed mainly to a reduction in the use of non-KCSM’s freight cars as a result of operations improvement. This decrease was partially offset by the amortization of certain deferred charges and credits established in connection with the push down of purchase accounting related to the fair value of operating leases for freight cars.

Casualties and insurance.  During 2006, casualties and insurance decreased $8.4 million, compared to 2005. This decrease was primarily the result of lower costs associated with derailments compared to activity that occurred during the second and third quarter of 2005.

Employees’ Statutory profit sharing.  The $35.8 million decrease in employee statutory profit sharing expense for the year ended December 31, 2006 compared to 2005 was a result of four Supreme Court decisions in May of last year which denied the deductibility of NOL’s in company’s profit sharing liability calculation. As a result of these court rulings KCSM wrote down its deferred profit sharing asset associated with these NOL’s during 2005, which resulted in a non-cash charge to income of $35.6 million.

Other.  Other expenses decreased $19.9 million compared to December 31, 2005. This decrease primarily reflects lower bad debt expense as compared to 2005 of approximately $9.3 million, the recognition of transition cost of $2.0 million in 2005, the charge due to the revaluation of the inventory parts associated with the maintenance of the catenary line in the second quarter 2005 of $1.6 million and losses on sale on property prior to adoption of the group method of depreciation on April 1, 2005, partially offset by a $1.3 million increase in other rents.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

KCSM periodically reviews the exposure to risks arising from fluctuations in interest rates, foreign exchange and fuel prices and determine at the senior management level how to manage these risks. KCSM does not have a derivatives trading portfolio. KCSM does not enter into market-risk sensitive instruments for speculative purposes. See Note 16 to its annual consolidated financial statements included under Item 8 of this Annual Report, “Consolidated Financial Statements and Supplementary Data.”

Interest Rate Risk.  KCSM is subject to interest rate risk principally with respect to the debt that bears interest at floating rates. The following table sets forth its principal and interest cash flows and related weighted average interest rates by expected maturity date of its long-term debt as of December 31, 2006:

Maturity	Fixed Rate Debt(1)	Variable Rate Debt(2)
	(In thousands of dollars)

2007	$3,976	20,014
2008	—	26,686
2009	—	—
Thereafter	815,000	—

Total	$818,976	$46,700

(1)	Includes $460.0 million principal amount of the 9 3/8% Notes, $180.0 million principal amount of the 2012 Senior Notes and $175.0 million principal amount of the 2013 Senior Notes.

(2)	On October 24, 2005, the Company refinanced the Term Loan facility by replacing the 2004 credit agreement with the 2005 Credit Agreement. A hypothetical 100 basis points increase in each of the respective target interest indexes would result in additional interest expense of approximately $0.5 million on an annualized basis for the floating-rate instruments held by KCSM as of December 31, 2006.

Interest Rate Agreements.  In the past, KCSM has entered into certain types of interest rate contracts to manage its interest rate exposure. In the future, KCSM may use interest rate forward contracts to offset changes in the rates received on short term floating rate assets to manage the Company’s risk with respect to interest rates in Mexico and the U.S. KCSM currently has no such contracts in effect.

Foreign Exchange Risks.  The purpose of the foreign currency hedging activities is to limit the risks arising from peso-denominated monetary assets and liabilities. KCSM’s management determines the nature and quantity of any foreign currency transactions, based upon net assets exposure and market conditions. These foreign currency contracts are accounted for as free standing financial instruments and accordingly, all changes in fair value are recognized in earnings.

As of December 31, 2006, the Company had one Mexican peso call option outstanding in the notional amount of $1.7 million, based on the average exchange rate of Ps14.5 per dollar. This option expires on May 30, 2007.

As of December 31, 2005, the Company had two Mexican peso call options outstanding in the notional amount of $1.2 million and $1.7 million, respectively, based on the average exchange rate of Ps13.00 and 12.50 each one per dollar. These options expired on September 6 and May 30, 2006, respectively.

On December 28, 2006, the Company entered into a forward contract with its parent company in order to hedge the foreign exchange rate variation of a notional amount of $876.3 million, based on the exchange rate of Ps.11.46 per dollar, this contract expires in December 29, 2008.

As of December 31, 2006, the Company had six US dollar forward contracts with a total notional amount of $0.1 million each. The US dollar forwards mature between June and December 2008 and are based on the forward exchange rate of Ps 11.21, Ps 11.35 and Ps11.36. As of December 31, 2005 the Company did not have any outstanding forward contracts.

At December 31, 2006 and 2005, KCSM had monetary assets and liabilities denominated in Mexican pesos of Ps.2,304.0 and Ps.1,915.4 million and Ps.651.4 million and Ps.587.8 million, respectively. At December 31, 2006 and 2005, the exchange rate was Ps.10.82 and Ps.10.64, per U.S. dollar, respectively.

Fuel Price Risks.  KCSM may seek to increase the predictability of the operating expenses by purchasing U.S. fuel futures contracts, which are accounted for as hedging transactions used to offset fuel price risk. KCSM may also work with KCSR to hedge the fuel cost through their purchasing activity. The Company did not acquire any fuel future contracts during 2006. As of December 31, 2006, KCSM had no fuel futures contracts outstanding.

Foreign Exchange Sensitivity.  KCSM uses the dollar as its functional currency. The Company’s results of operations reflect any such translation gains and losses that KCSM records in the process of translating certain transactions from pesos to dollars. Therefore, the Company has exposure to fluctuations in the value of the peso. While not currently utilizing foreign currency instruments to hedge KCS’ dollar investment in KCSM, existing alternatives are evaluated as market conditions and exchange rates fluctuate. For example, a hypothetical 10% increase in the US dollar to the Mexican pesos exchange rate on net monetary assets of Ps.1,652.6 million would result in a translation loss of approximately $13.9 million and a 10% decrease in the exchange rate would result in a translation gain of approximately $17.0 million.

Inflation risk.  U.S. generally accepted accounting principles require the use of historical cost, which does not reflect the effects of inflation on the replacement cost of property. Due to the capital intensive nature of the Company’s business, the replacement cost of its assets would be substantially greater then the amounts reported under the historical cost basis.

Item 8.	Consolidated Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page

Consolidated Financial Statements:
Report of PricewaterhouseCoopers, S.C., Independent Registered Public Accounting Firm, regarding the year ended December 31, 2004	24
Report of KPMG Cárdenas Dosal, S.C., Independent Registered Public Accounting Firm, regarding the year ended December 31, 2006, three months ended March 31, 2005 (“Predecessor”) and nine months ended December 31, 2005 (“Successor”)	25
Consolidated Balance Sheets at December 31, 2006 and 2005	26
Consolidated Statements of Operations for the year ended December 31, 2006, three months ended March 31, 2005, nine months ended December 31, 2005 and for the year ended December 31, 2004	27
Consolidated Statements of Cash Flows for the year ended December 31, 2006, three months ended March 31, 2005, nine months ended December 31, 2005 and for the year ended December 31, 2004	28
Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2006, three months ended March 31, 2005, nine months ended December 31, 2005 and for the year ended December 31, 2004	29
Notes to the Consolidated Financial Statements	30

AUDITOR REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF PricewaterhouseCoopers, S.C.,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TFM, S. A. de C. V.

In our opinion, the consolidated statements of income, stockholder’s equity and cash flows for the year ended December 31, 2004 present fairly, in all material respects, the results of operations and cash flows of TFM, S.A. de C.V. and its subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial based on our audit.

We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers, S.C.

Mexico City, April 16, 2005

Report of KPMG Cárdenas Dosal, S. C.,
Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Kansas City Southern de México, S. de R.L. de C. V.:

We have audited the accompanying consolidated balance sheets of Kansas City Southern de México, S. de R.L. de C. V. and subsidiaries (“the Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2006 and the three months ended March 31, 2005 (“Predecessor”) and the nine months ended December 31, 2005 (“Successor”). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kansas City Southern de México, S. de R.L. de C. V. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations, and their cash flows for the year ended December 31, 2006 and for the three months ended March 31, 2005 (“Predecessor”) and nine months December 31, 2005 (“Successor”), in conformity with U.S. generally accepted accounting principles.

Due to the acquisition of control of the Company by Kansas City Southern on April 1, 2005, the accompanying consolidated financial statements after March 31, 2005 (“Successor”) are presented on a different cost basis than for periods before the change in control and therefore are not comparable to the consolidated financial statements for the year ended December 31, 2004 (“Predecessor”). The Company’s consolidated financial statements are separated between “Successor” and “Predecessor” to reflect the Company’s results and financial position before and after the change in control.

KPMG Cárdenas Dosal, S. C.

Mario Fernández

México City as of February 23, 2007.

KANSAS CITY SOUTHERN DE MEXICO, S. DE R.L. DE C.V. AND SUBSIDIARIES
(Formerly known as TFM, S.A. de C.V.)

Consolidated Balance Sheets

	Successor
	2006	2005
	(Amounts in thousands of US dollars, except equity parts)

ASSETS
Current assets:
Cash and cash equivalents	$14,434	$7,146
Accounts receivable	151,234	137,610
Related company receivable (note 11)	34,925	35,843
Inventories, net (note 6)	22,755	18,746
Other current assets (note 7)	74,613	17,613

Total current assets	297,961	216,958
Investments held in associate company (note 2)	43,940	37,992
Property and equipment, net (note 9)	681,125	593,364
Concession assets, net (note 8)	1,303,294	1,319,848
Deferred tax asset (note 13)	117,462	147,118
Other assets	45,277	54,214

Total assets	$2,489,059	$2,369,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year (note 10)	$26,233	$4,482
Accounts and wages payable	114,230	65,791
Related company payable (note 11)	45,899	13,299
Accrued liabilities	95,692	111,582

Total current liabilities	282,054	195,154
Other liabilities:
Long-term debt (note 10)	849,660	903,744
Other noncurrent liabilities and deferred credits	113,630	116,072

Total other liabilities	963,290	1,019,816
Minority Interest (note 2)	(1,392)	(1,254)
Stockholders’ equity (note 12):
Common stock, 1,107,190,000 equity parts authorized, issued par 10 Mexican pesos	1,758,882	1,758,882
Receivable under agreements with parent company (note 11)	(593,565)	(661,153)
Treasury/parent shares	(561,462)	(561,462)
Additional paid in capital	205,395	245,369
Retained earnings	435,857	374,142

Total stockholders’ equity	1,245,107	1,155,778
Commitments and contingencies (note 15)
Total liabilities and stockholders’ equity	$2,489,059	$2,369,494

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN DE MEXICO, S. DE R.L. DE C. V. AND SUBSIDIARIES
(Formerly known as TFM, S. A. de C. V.)

Consolidated Statements of Operations

	Successor		Predecessor
		Nine Months	Three Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	March 31,	December 31,
	2006	2005	2005	2004
	(Amounts in thousands of US dollars)

Transportation Revenues	$773,989	$547,547	$170,088	$699,224

Operating expenses:
Compensation and benefits	123,369	95,593	28,782	117,386
Depreciation and amortization	89,267	67,069	21,806	87,582
Purchased services	131,004	108,703	36,809	165,396
Casualties and insurance	8,555	14,736	2,240	12,958
Fuel	112,771	83,109	23,224	83,129
Equipment Cost	97,047	80,925	21,542	91,775
Employees’ statutory profit sharing	5,857	41,081	547	(6,556)
Other	27,356	38,485	8,840	40,350

Total operating expenses	595,226	529,701	143,790	592,020

Operating income	178,763	17,846	26,298	107,204
Equity in net earnings (losses) of unconsolidated affiliates (note 2)	5,948	(1,466)	—	41
Interest expense	(92,676)	(71,597)	(27,325)	(112,295)
Debt retirement cost	(2,580)	(4,442)	—	—
Exchange (loss) gain, net	(10,515)	3,543	181	435
VAT/Put settlement gain, net (note 5)	—	141,035	—	—
Other income, net	1,514	1,112	342	514

Income (loss) before income taxes and minority interest	80,454	86,031	(504)	(4,101)
Income tax (benefit) expense (note 13)	18,874	(1,464)	(1,420)	4,535

Income (loss) before minority interest	61,580	87,495	916	(8,636)
Minority interest	135	212	103	534

Net income (loss)	$61,715	$87,707	$1,019	$(8,102)

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN DE MEXICO, S. DE R.L. DE C. V. AND SUBSIDIARIES
(Formerly known as TFM, S. A. de C. V.)

Consolidated Statements of Cash Flows

	Successor		Predecessor
		Nine Months	Three Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	March 31,	December 31,
	2006	2005	2005	2004
	(Amounts in thousands of US dollars)

Operating activities:
Net income (loss)	$61,715	$87,707	$1,019	$(8,102)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,267	67,069	21,806	87,582
Deferred income tax	18,874	(1,464)	(1,420)	4,535
Employees’ statutory profit sharing	5,857	41,081	547	(6,556)
Equity in undistributed (earnings) losses of unconsolidated affiliates	(5,948)	1,466	—	(41)
VAT/Put settlement gain, net	—	(141,035)	—	—
Minority interest	(135)	(212)	(103)	(534)
Loss on sale of assets and write-off of cost of properties, net	—	3,662	723	3,704
Loss on sale of Mexrail’s shares	—	—	—	12,221
Changes in working capital items:
Accounts receivable	(13,624)	48,088	(7,628)	(4,719)
Accounts receivable from related parties	33,517	(13,350)	106	(14,217)
Other accounts receivable
Inventories	(5,023)	6,550	(3,559)	(5,696)
Other current assets	(9,930)	3,177	(3,051)	(5,793)
Accounts payable and accrued expenses	(11,996)	(11,353)	28,137	(3,911)
Other, net	(7,457)	(10,898)	(789)	29,005

Net cash provided by operating activities	155,117	80,488	35,788	87,478
Investing activities:
Proceeds from sale of Mexrail’s shares net of cash	—	—	—	27,147
Capital expenditures	(116,089)	(71,982)	(9,212)	(41,143)
Proceeds from sale of equipment	3,115	639	238	420

Net cash used in investing activities	(112,974)	(71,343)	(8,974)	(13,576)

Financing activities:
Proceeds from issuance of long — term debt	177,874	602,633	—	20,000
Repayment of long — term debt	(204,064)	(582,757)	(35,520)	(81,129)
Debt issuance cost	(8,368)	(14,040)	—	(1,785)
Other	(297)	(13,329)	(18)	(339)

Net cash used in financing activities	(34,855)	(7,493)	(35,538)	(63,253)
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	7,288	1,652	(8,724)	10,649

At beginning of the year/period	7,146	5,494	14,218	3,569
At end of the year/period	$14,434	$7,146	$5,494	$14,218

Supplemental information:
Cash paid during the year for interest	$88,825	$83,561	$2,012	$97,604

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN DE MEXICO, S. DE R.L. DE C. V. AND SUBSIDIARIES
(Formerly known as TFM, S. A. de C. V.)

Consolidated Statements of Changes in Stockholders’ Equity

		Receivable Under		Additional
	Common	Agreements with	Treasury/parent	Paid in	Retained
	Stock	Parent Company	Shares	Capital	Earnings	Total
	(Amounts in thousands of US dollars)

Predecessor:
Balances at December 31, 2003	$1,758,882	$(661,116)	$(256,130)	$—	$272,123	$1,113,759
Translation effect	—	(6)	—	—	—	(6)
Cost of parent shares	—	—	—	(21,395)	21,395	—
Net income	—	—	—	—	(8,102)	(8,102)

Balances at December 31, 2004	$1,758,882	$(661,122)	$(256,130)	$(21,395)	$285,416	$1,105,651
Net income	—	—	—	—	1,019	1,019

Balances at March 31, 2005	$1,758,882	$(661,122)	$(256,130)	$(21,395)	$286,435	$1,106,670
Successor:
Translation effect	—	(31)	—	—	—	(31)
Cost of shares received from the Government related to the VAT/PUT settlement	—	—	(305,332)	—	—	(305,332)
Push down of additional basis from acquisition by shareholders	—	—	—	254,338	—	254,338
Contribution of capital from parent resulting from cancellation of locomotive contract	—	—	—	12,426	—	12,426
Net income	—	—	—	—	87,707	87,707

Balances at December 31, 2005	$1,758,882	$(661,153)	$(561,462)	$245,369	$374,142	$1,155,778
Push down of additional basis from acquisition by shareholders	—	67,588	—	(39,974)	—	27,614
Net income	—	—	—	—	61,715	61,715

Balances at December 31, 2006	$1,758,882	$(593,565)	$(561,462)	$205,395	$435,857	$1,245,107

See accompanying notes to consolidated financial statements.

KANSAS CITY SOUTHERN DE MEXICO, S. DE R.L. DE C. V. AND SUBSIDIARIES
(Formerly known as TFM, S. A. de C. V.)

Notes to Consolidated Financial Statements
(Amounts in thousands of US dollars ($) or thousands
of Mexican pesos (Ps))

Note 1.	Description of the Business

Kansas City Southern de México, S. de R.L. de C.V. (Formerly known as TFM, S. A. de C. V.) (“KCSM” or the “Company”) was established by the Mexican Government (the “Government”) in November 1996 in connection with the privatization of the Mexican rail system, which had been operated by Ferrocarriles Nacionales de México (“FNM”). In December 1996, Grupo KCSM, S.A. de C.V. (“Grupo KCSM”) (formerly known as Grupo Transportación Ferroviaria Mexicana, S.A. de C.V., (“Grupo TFM”)) was awarded the right to acquire (the “Acquisition”) an 80% interest in KCSM, pursuant to a stock purchase agreement.

In December 20, 2006, after receiving shareholder approval, KCSM amended its By-laws to transform KCSM into a sociedad de responsabilidad limitada de capital variable, or S. de R.L. de C.V.

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

Arrendadora KCSM S.A. de C.V (“Arrendadora KCSM”) 98% owned subsidiary was incorporated on September 27, 2002 under the Mexican Law regulations and its only operation is the leasing to KCSM of the locomotives and freight cars acquired through the privatization previously transferred by KCSM (locomotives in 2002 and cars in 2003). Arrendadora KCSM is a subsidiary of KCSM.

KCSM Servicios, S.A. de C.V.  (“KCSM Servicios”) was incorporated on July 3, 2006, as a sociedad anónima de capital variable (variable capital corporation), under the laws of Mexico. Currently, KCSM Servicios does not have any operations. Ninety-eight percent of the capital stock of KCSM Servicios is owned by KCSM and the remaining two percent is owned by Grupo KCSM.

KCSM Internacional, S.A. de C.V.  (“KCSM Internacional”) was incorporated on July 3, 2006, as a sociedad anónima de capital variable (variable capital corporation), under the laws of Mexico. Currently, KCSM Internacional does not have any operations. Ninety-eight percent of the capital stock of KCSM Internacional is owned by KCSM and the remaining two percent is owned by Grupo KCSM.

Mexrail, Inc. on February 27, 2002, Grupo TMM, S. A. or “Grupo TMM” and Kansas City Southern, or “KCS” announced that they had agreed to sell Mexrail, Inc. (“Mexrail”), (a US Company), and its wholly owned subsidiary, the Texas Mexican Railway Company (“Tex-Mex”), to KCSM for an aggregate price of $64 million ($32.6 million to Grupo TMM and $31.4 million to KCS). The sale was completed on March 27, 2002, and the purchase price was paid by crediting an account receivable amounting to $20 million, due from Grupo TMM, and the remaining balance of $44 million was paid in cash. As a result, Mexrail, with its wholly owned subsidiary, Tex-Mex, became wholly owned subsidiaries of KCSM.

The purchase of Mexrail by KCSM was recorded as purchase accounting with partial fair value step-up (49%), being recognized for the assets and liabilities being acquired for the portion deemed purchased from KCS. Thus, the excess amount was recorded as an increase of fixed asset of $20,557 and a corresponding deferred income tax liability for $9,249. The portion sold by Grupo TMM to KCSM (51%) was accounted for on an historical carryover basis since both Mexrail and KCSM were under the common control of Grupo TMM.

On May 9, 2003, KCSM sold 51% of its interest in Mexrail, to KCS for $32.6 million. Within two years of the date of this agreement, KCSM had the right to repurchase all of the Mexrail’s shares from KCS at any time for an amount equal to the purchase price. Since the sale was conditional on obtaining approval of the transaction by the U.S. Surface Transportation Board (“STB”), KCSM recognized a liability for the net present

KANSAS CITY SOUTHERN DE MEXICO, S. DE R.L. DE C. V. AND SUBSIDIARIES

(Formerly known as TFM, S. A. de C. V.) — (Continued)

value of the purchase price. Proceeds from the sale were re-invested in KCSM. In September 2003, KCSM reacquired for $32.6 million the shares previously transferred to KCS.

Grupo TMM and KCSM entered into a new Stock Purchase Agreement on August 16, 2004 (“New Mexrail Stock Purchase Agreement”). Pursuant to the terms of that agreement, KCS purchased from KCSM 51% of the outstanding shares of Mexrail, Inc., for $32.7 million, and placed these shares into trust pending STB approval. KCSM did not have any right to repurchase the Mexrail shares sold to KCS.

As of December 31, 2004, substantially all of the receivable from related parties related to the acquisition of the Company’s interest in Mexrail under the terms of the Mexrail Stock Purchase Agreement. Under the terms of that agreement, KCS had an option to purchase the remaining shares of Mexrail owned by the Company at a price of $31.4 million. Among other conditions, the agreement provided that if KCS did not exercise the purchase option, or otherwise acquire direct or indirect ownership of the remaining 49% interest, the purchase option would become an obligation on October 31, 2005.

With the completion of the acquisition of Grupo KCSM, KCS has indirect ownership of KCSM’s remaining 49% interest in Mexrail. For the year ended December 31, 2006 and 2005, KCSM recognized its 49% interest under the equity method of accounting and has included in its income statement $2.9 million of income and $4.3 million of expense, respectively.

Ferrocarril y Terminal del Valle de México (“FTVM”, or “Ferrovalle”) was incorporated as a sociedad anónima de capital variable (variable capital corporation), under the laws of Mexico. The corporate purpose of the company is to provide railroad services as well as ancillary services, including those related to interconnection, switching and haulage services. KCSM owns a 25% interest in this company. The other shareholders of Ferrovalle, each owning 25%, are Ferromex, Ferrosur and the Mexican government. Grupo México, S.A. de C.V. (“Grupo Mexico”) attempted to consolidate the common control of Ferromex and Ferrosur, however, this merger has been declared illegal by the Mexican Antitrust Commission.

For the year ended December 31, 2006 and 2005, KCSM recognized its 25% interest under the equity method of accounting and has included in its income statement $3.0 million and $2.8 million of income, respectively, attributable to its interest in Ferrovalle.

Change in control

On April 1, 2005, KCS completed the acquisition from Grupo TMM of all of its shares of Grupo KCSM, giving KCS ownership of 75.4% of the outstanding shares of Grupo KCSM (100% of the shares entitled to full voting rights). As of April 1, 2005, Grupo KCSM owned 80% of the Company’s outstanding share capital (which represents all of the Company’s shares with full voting rights), while the remaining 20% (with limited voting rights) was owned by the Mexican government. Accordingly, KCS became the Company’s controlling stockholder through its ownership of Grupo KCSM.

On September 12, 2005, the Company, Grupo KCSM, and KCS, along with Grupo TMM, entered into a settlement agreement with the Mexican government resolving certain disputes and controversies between the companies and the Mexican government concerning the payment of a value added tax, or VAT, refund to KCSM and the purchase of its remaining shares owned by the Mexican government. As a result of this settlement, KCS and its subsidiaries now own 100% of Grupo KCSM and the Company, and the Mexican government’s remaining 20% ownership interest in the Company has been eliminated, the potential obligation of KCS, Grupo KCSM and Grupo TMM to acquire the Mexican government’s remaining 20% interest in the Company has been eliminated, and the legal obligation of the Mexican government to issue the VAT refund to the Company has been satisfied.

KANSAS CITY SOUTHERN DE MEXICO, S. DE R.L. DE C. V. AND SUBSIDIARIES

(Formerly known as TFM, S. A. de C. V.) — (Continued)

Basis of presentation

Due to the acquisition of Grupo KCSM by KCS on April 1, 2005, as mentioned in note 4, and the effects of the push down accounting to the Company, the consolidated financial statements included herein are not comparable to the financial statements for periods prior to April 1, 2005. The Company’s consolidated financial statements are separated between “Successor” and “Predecessor” to reflect the Company’s results and financial position before and after the change in control. For the year ended December 31, 2006, and the nine months ended December 31, 2005, the consolidated financial statements include the effects of the push down of the purchase accounting allocation of the Company by KCS, as more fully described in note 5.

Note 2.	Summary of significant accounting policies

Principles of consolidation.  The accompanying consolidated financial statements are presented using the accrual basis of accounting and include the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

The equity method of accounting is used for all entities in which the Company or its subsidiaries have significant influence, but not more than fifty percent voting interest; the cost method of accounting is generally used for investments of less than twenty percent voting interest. The Company has accounted for its 49% interest in Mexrail under the equity method of accounting for the years ended December 31, 2006 and 2005. Prior to the sale of 51% of its interest in Mexrail to KCS in August of 2004, the Company controlled 100% of Mexrail. Accordingly, the Company includes the consolidation in 2004 of only seven months of financial results of Mexrail.

Use of estimates.  The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management reviews its estimates, including those related to the recoverability and useful lives of assets, as well as liabilities for litigation, environmental remediation, casualty claims, and income taxes. Changes in facts and circumstances may result in revised estimates. Actual results could differ from those estimates.

Segments.  KCSM is organized into one business segment (railways) and operates in one geographical segment (México).

Foreign currency translation.  Although KCSM and its subsidiaries are required to maintain their books and records in Mexican pesos (“Ps”) for tax purposes, (except Mexrail and its subsidiary until August 2004), KCSM and its subsidiaries keep records and use the US dollar as their functional and reporting currency as the US dollar is the currency that reflects the economic substance of the underlying events and circumstances relevant to the entity.

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

KANSAS CITY SOUTHERN DE MEXICO, S. DE R.L. DE C. V. AND SUBSIDIARIES

(Formerly known as TFM, S. A. de C. V.) — (Continued)

Accounts receivable.  Accounts receivable are carried at original invoice amount less an allowance for these receivables. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on the historical write-off and collection experience and thorough analysis of each case. Accounts receivable in the consolidated financial statements are presented net of allowance for doubtful accounts of $20.5 million and $13.0 million at December 2006 and 2005, respectively.

Inventories.  Inventories, primarily diesel fuel, items to be used in the maintenance of rolling stock and items to be used in the maintenance or construction of road property, are valued at the lower of average cost or market.

Concession rights and related assets.  Costs incurred by the Company to acquire the concession rights and related assets were capitalized and are amortized over the shorter of their estimated remaining useful lives or the concession term. The initial purchase price to acquire the concession rights and related assets was allocated to the identifiable assets acquired and liabilities assumed in connection with the privatization process based on their estimated fair value.

Replacements and improvements to concession assets are capitalized when incurred and are included in property and equipment.

The ranges of annual depreciation rates for financial statement purposes are: Facilities — 2.52% to 2.68%, lands — 1.99% to 1.99%, signal & telecommunications — 7.06% to 7.06%, road and structure — 2.04% to 6.25%.

Property, machinery and equipment.  Machinery and equipment acquired through the asset purchase agreement were initially recorded at their estimated fair value. Subsequent acquisitions of property, machinery and equipment are recorded at cost. Concession replacements and improvements, major repairs, and track rehabilitation are capitalized and recorded at cost. The Company capitalizes certain overhead costs representing the indirect costs associated with construction and improvement projects. Overhead factors are periodically reviewed and adjusted to reflect current costs. Prior to April 1, 2005, depreciation was calculated using the straight-line method based on the estimated useful lives of the respective fixed assets. Recurring maintenance and repair expenditures are charged to operating expenses as incurred. The cost of rebuilding locomotives is capitalized once the expenditure is incurred and is amortized over the period in which benefits are expected to be received (estimated to be eight years).

The ranges of annual depreciation rates for financial statement purposes are: Computer Hardware — 9.65% to 9.65%, facilities 1.39% to 9.46%, rolling stock & equipment — 0.56% to 21.67%, signal & telecommunications — 1.00% to 4.05%, Road and structure — 0.74% to 3.40%.

KCSM Depreciation Study.  As a result of the acquisition by KCS on April 1, 2005, during the third quarter of 2005, the Company adopted KCS’ capitalization policy/group method of depreciation. Under the group method of depreciation, normal retirements are reflected as reductions of accumulated depreciation which, following adoption, resulted in a $4.5 million reduction in expense from April 1 to December 31, 2005. During the year ended December 31, 2005, the Company engaged a civil engineering firm with expertise in railway property usage to conduct an analysis to evaluate depreciation rates for properties and equipment. The analysis centered on evaluating actual historical replacement patterns to assess future lives and indicated that KCSM was depreciating its property over shorter periods than the Company actually utilizes the assets. As a result, depreciation expense recorded in the fourth quarter of 2005 reflected an adjustment totaling $5.5 million, to reduce depreciation expense as recorded in the second and third quarters of 2005.

Long-lived assets.  The Company evaluates the recoverability of its operating properties when there is an indication that an asset value has been impaired. The measurement of possible impairment is based primarily on the ability to recover the carrying value of the asset from expected future operating cash flows related to

KANSAS CITY SOUTHERN DE MEXICO, S. DE R.L. DE C. V. AND SUBSIDIARIES

(Formerly known as TFM, S. A. de C. V.) — (Continued)

the assets on an undiscounted basis. At December 31, 2006, there were no assets that required an impairment adjustment.

Fair value of financial instruments.  The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate the carrying values because of the short maturity of these financial instruments.

The estimated fair value based on the quoted market prices for the senior notes 2007 at December 31, 2006 and 2005, was $3,936 and $158,250, respectively. The estimated fair value based on the quoted market prices for the senior notes due 2012 at December 31, 2006 and 2005, was $196,310 and $196,200, respectively. The estimated fair value based on the quoted market prices for the senior notes due May 2012 at December 31, 2006 and 2005, was $490,935 and $503,700. The estimated fair value based on the quoted market prices for the senior notes due 2013 at December 31, 2006, was $176,423.

Deferred income taxes.  The Company applies the provisions of SFAS No. 109, Accounting for Income Taxes, which is the liability method. Since commencement of its operations, although KCSM has generated book profits, it has incurred tax losses due primarily to the accelerated tax amortization of its concession rights. KCSM has recognized a deferred income tax asset for the resulting net operating loss (“NOL”) carryforwards and may continue to recognize additional amounts in the next few years. Its management anticipates that such NOL carryforwards will be realized given the long carryforward period (through the year 2046) for amortization of the concession, as well as the fact that the Company expects to generate taxable income in the future. Its tax projections take into consideration certain assumptions, some of which are not under its control. Key assumptions include inflation rates, currency fluctuations and future revenue growth. If its assumptions are not correct, KCSM may have to recognize a valuation allowance on its deferred tax asset.

Employees’ statutory profit sharing.  The Company is subject to employees’ statutory profit sharing requirements under Mexican law and KCSM calculates such profit sharing liability as 10% of its net taxable income. Under U.S. GAAP, employees’ statutory profit sharing is an operating expense. In calculating its net taxable income for statutory profit sharing purposes, KCSM previously deducted NOL carryforwards. The application of NOL carryforwards can result in a deferred profit sharing asset for a given period instead of a profit sharing liability. The Mexican tax authorities had challenged its calculation of statutory profit sharing liabilities in the late 1990s, but KCSM prevailed with a Mexican Fiscal Court ruling in 1999 followed by a Tax Authority Release acknowledging its ability to continue to calculate statutory profit sharing the way KCSM had been, including the deduction of NOL carryforwards in the calculation of net taxable income for statutory profit sharing purposes. However, since a technical amendment to the Mexican tax law in 2002, the Mexican tax authorities have objected to its deduction of NOL carryforwards in the calculation of net taxable income for statutory profit sharing purposes following such amendment, which objection the Company challenged in court.

On July 12, 2005, the Mexican Supreme Court ruled that NOL carryforwards could not be deducted when calculating net taxable income for employees’ statutory profit sharing liability purposes. As a result of the recent Mexican Supreme Court decision, KCSM changed the method of calculating its employees’ statutory profit sharing liability and no longer deduct NOL. This change in methodology and the write off of its deferred tax assets related to profit sharing associated with these NOLs, resulted in a charge against its income of $35.6 million, after purchase accounting adjustments, in the second quarter of 2005.

Debt.  Borrowings are recognized at the face amount of the debt issued, minus any discount or plus any premium. Borrowings are subsequently stated at amortized cost using the effective yield method. Discounts, premiums and transaction costs associated with the issuance of the debt are amortized and recognized in the consolidated statement of operations as interest expense over the period of the borrowings.

Pension and seniority premiums.  KCSM’s employees are entitled to seniority premiums upon termination of employment after 15 years of service. Seniority premiums are expensed in the years in which the

KANSAS CITY SOUTHERN DE MEXICO, S. DE R.L. DE C. V. AND SUBSIDIARIES

(Formerly known as TFM, S. A. de C. V.) — (Continued)

services are rendered. Other compensation based on length of service to which employees may be entitled in the event of dismissal, in accordance with the Mexican Federal Law, is charged to expenses in the year which they become payable.

Annual pension and other post-employment benefits (OPEB) expenses are calculated by third party actuaries using standard actuarial methodologies. The actuaries assist the Company in making estimates based on historical information, current information and estimates about future events and circumstances.

Revenue recognition.  The Company recognizes freight revenue based upon the percentage of completion of a commodity movement as a shipment moves from origin to destination, with the related expense recognized as incurred. Other revenues, in general, are recognized when the product is shipped, as services are performed, or contractual obligations fulfilled.

Leases.  Leases of property, machinery and equipment where the Company has assumed substantially all of the risks and rewards of ownership are classified as capital leases under the criteria in SFAS No. 13. Capital leases are capitalized at the inception of the lease at the lower of the fair value of the leased property or the present value of the minimum lease payments. Each lease payment is allocated between the liability and finance charges so as to achieve a constant rate on the consolidated finance balance outstanding. The interest element of the finance cost is charged to the statement of operations over the lease period so as to produce a constant periodic rate of interest on the remaining balance of the liability for each period.

Leases where the lessor retains a significant portion of the risks and rewards of ownership are classified as operating leases under the criteria in SFAS No. 13. Payments made under operating leases are charged to the consolidated statement of operations on a straight-line basis over the period of the lease.

Minority interest.  Minority interest reflects Grupo KCSM’s 2% ownership in Arrendadora KCSM.

Derivative Instruments.  Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, requires that derivatives be recorded on the balance sheet as either assets or liabilities measured at fair value. Changes in the fair value of derivatives are recorded either through current earnings or as other comprehensive income, depending on hedge designation. The Company may occasionally designate certain derivatives as either (1) a hedge of the fair value of a recognized asset or liability or firm commitment (fair value hedge), or (2) a hedge of a recognized asset or liability or highly probable forecasted transaction or of a firm commitment (cash flow hedge). Gains and losses on derivative instruments classified as cash flow hedges are reported in other comprehensive income and are reclassified into earnings in the periods in which earnings are impacted by the variability of the cash flow of the hedged item. The ineffective portion of all hedge transactions is recognized in current period earnings.

Foreign exchange risk.  KCSM conducts foreign operations and is exposed to foreign currency exchange rate risk arising from exposure primarily with respect to the Mexican peso. KCSM occasionally enters into derivative instruments to cover a portion of this risk. These contracts meet KCSM’s policy for financial risk management, however, they do not meet the conditions to qualify for hedge accounting treatment. Consequently, these instruments are marked to market and accordingly, gains and losses related to such transactions are recognized in the statement of operations.

Note 3.	New accounting pronouncements

FIN 48.  In June 2006, the Financial Accounting Standards Board issued Interpretation 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainties in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of

KANSAS CITY SOUTHERN DE MEXICO, S. DE R.L. DE C. V. AND SUBSIDIARIES

(Formerly known as TFM, S. A. de C. V.) — (Continued)

being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

The provisions of FIN 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The estimated impact of the adoption of FIN 48 is subject to change due to potential changes in interpretation of FIN 48 by the FASB and other regulatory bodies. The company has not fully completed the process of evaluating the impact of adopting FIN 48 but does not anticipate adoption will have a material impact on the financial statements.

EITF 06-3.  In June 2006, the Financial Accounting Standards Board ratified Emerging Issues Task Force Issue No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation).” This standard allows companies to present in their statements of operations any taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales, use, value-added and some excise taxes, on either a gross (included in revenues and costs) or a net (excluded from revenues) basis. This standard will be effective for the Company in interim periods and fiscal years beginning after December 15, 2006. The Company presents these transactions on a net basis and intends to continue this presentation in the future, therefore the adoption of this standard will have no impact on its financial statements.

SFAS 158.  In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), which required the recognition of the overfunded or underfunded status of a defined benefit postretirement plan in the Company’s balance sheet on December 31, 2006. Additionally, the pronouncement eliminates the option for the Company to use a measurement date prior to the Company’s fiscal year end effective December 31, 2008. The Standard provides two approaches to transition to a fiscal year end measurement date, both of which are to be applied prospectively. The Company adopted SFAS 158 for the year ended December 31, 2006, which did not result in a significant impact to the Consolidated Financial Statements.

Note 4.	Change in Control

On April 1, 2005, KCS and Grupo TMM S.A. (“Grupo TMM”), completed a transaction under which KCS acquired control of Grupo KCSM through the purchase of shares of the common stock of Grupo KCSM belonging to Grupo TMM, representing a 48.5% effective interest (51% of the shares of Grupo KCSM entitled to full voting rights) (“the Acquisition Agreement”).

As a result of the acquisition and the subsequent purchase and reduction of the Mexican government’s ownership of KCSM, KCS has controlled KCSM since April 1, 2005, and indirectly owned 100% of the common stock of the Company since September 12, 2005.

Note 5.	Push down accounting and allocation of purchase price

April 1, 2005 — Acquisition Agreement.  On December 15, 2004, KCS entered into the Amended and Restated Acquisition Agreement (the “Acquisition Agreement”) with TMM and other parties under which KCS would acquire control of KCSM through the purchase of shares of common stock of Grupo KCSM. At the time, Grupo KCSM held an 80% interest in KCSM and all of the shares of stock with full voting rights of KCSM. The remaining 20% economic interest in KCSM was owned by the Mexican government in the form of shares with limited voting rights.

Under the terms of the Acquisition Agreement, KCS acquired all of TMM’s 48.5% effective interest in Grupo KCSM on April 1, 2005 in exchange for $200.0 million in cash, 18 million shares of KCS common stock, and two-year promissory notes in the aggregate amount of $47.0 million (the “Escrow Notes”), as well

KANSAS CITY SOUTHERN DE MEXICO, S. DE R.L. DE C. V. AND SUBSIDIARIES

(Formerly known as TFM, S. A. de C. V.) — (Continued)

as $27.5 million in transaction costs for a total purchase price of $594.3 million. The $47.0 million Escrow Notes are subject to reduction pursuant to the indemnification provisions of the Acquisition Agreement for certain potential losses related to breaches of certain representations, warranties, or covenants in the Acquisition Agreement or claims relating thereto, or under other conditions specified in the Indemnity Escrow Agreement.

In exchange for the purchase price of $594.3 million, KCS acquired 48.5% of Grupo KCSM (or 38.8% of KCSM). On a preliminary basis, the excess of purchase price over the historical book value of the assets resulted in a net increase in the basis of the assets of approximately $199.6 million. As a result of the ongoing valuation of certain assets and liabilities, during the fourth quarter of 2005, Grupo KCSM and KCSM, recognized changes to the preliminary allocation of purchase price, which was pushed down by KCS. In addition, the KCS purchase price was increased by $4.4 million, relating primarily to an increase in the estimates for severance and relocation costs.

In connection with the evaluation of the fair values of the assets and liabilities of Grupo KCSM, certain assets were identified as having little or no value to KCS as the acquiring company. Because KCS acquired only 48.5% of Grupo KCSM (or 38.8% of KCSM) in this transaction, the allocation of the excess purchase price over book value of net assets was limited to the acquired percentage. Accordingly, a reduction in the assets of Grupo KCSM was limited to the acquired percentage and any residual was charged to expense. Grupo KCSM, operating expenses include $39.5 million relating to decreases in the basis of certain assets, the most significant of which was the write off of deferred employee profit sharing asset of approximately $35.6 million as a result of recent legal rulings in Mexico.

September 12, 2005 Completion of VAT/Put Settlement.  On September 12, 2005, KCS and its subsidiaries, KCSM and Grupo KCSM, along with TMM, entered into a settlement agreement with the Mexican government, resolving the controversies and disputes between the companies and the Mexican government concerning the payment of a value added tax (“VAT”) refund to KCSM and the obligation (“Put”) to purchase the remaining shares of KCSM owned by the Mexican government (the “VAT/Put Settlement”). As a result of the VAT/Put Settlement, KCS and its subsidiaries now own 100% of Grupo KCSM and KCSM, the potential obligation of KCS, Grupo KCSM and TMM to acquire the Mexican government’s remaining 20% ownership of KCSM has been eliminated; and the legal obligation of the Mexican government to issue the VAT refund to KCSM has been satisfied. There was no cash exchanged between the parties to the settlement agreement. In addition, the parties entered into mutual releases of all existing and potential claims relating to the VAT refund and the Put obligation, and entered into an agreement to dismiss all of the existing litigation between the parties.

The VAT/Put Settlement had two separate impacts — first, the resolution of a preacquisition contingency related to the April 1, 2005, transaction and second, KCSM’s acquisition of the minority interest held by the Mexican government.

Resolution of pre-acquisition contingencies

Both the VAT refund claim and the Mexican government’s put rights were pre-acquisition contingencies. Accordingly, the impact of the acquired asset and the resulting liability has been reflected as adjustments to the preliminary purchase accounting described above. Because there is no market for Grupo KCSM’s stock, management assessed the fair value of the government’s shares acquired in the settlement to be properly estimated as the pro rata equivalent of the fair value of Grupo KCSM’s stock paid to TMM under the Acquisition Agreement. Based on this assessment, the fair value of the Mexican government’s shares was determined to be $305.5 million.

Under the terms of the Acquisition Agreement, KCS acquired TMM’s 51% interest in the VAT refund claim as settled. Accordingly, the preliminary purchase accounting for the Grupo KCSM’s acquisition has been

KANSAS CITY SOUTHERN DE MEXICO, S. DE R.L. DE C. V. AND SUBSIDIARIES

(Formerly known as TFM, S. A. de C. V.) — (Continued)

adjusted to reflect as an asset the fair value of the acquisition of TMM’s proportionate share of the VAT refund claim of $155.8 million.

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

The remaining fair value of the Mexican government’s shares obtained in the VAT/Put Settlement, approximately $149.7 million, is attributable to the previously existing 49% KCS interest in Grupo KCSM and has been recorded as non operating income and is presented net of applicable legal, consulting and other fees of approximately $8.7 million, which became payable on final resolution of the VAT Claim and Put. The VAT/Put settlement gain was not taxable in Mexico. The Company believes, based upon opinions of outside legal counsel and other factors, that the VAT/ Put Settlement should not be taxable to KCS for U.S. income tax purposes. Such position has not been examined by the taxing authority and it is possible that this position could be challenged. The amount of such tax would be material; however the Company believes that it would have the right to indemnification under the terms of the Acquisition Agreement.

KCSM Acquisition of Mexican government shares

In connection with the VAT/Put Settlement, the acquisition of the Mexican government’s interest was accounted for as a purchase. The aggregate carrying value of $375.6 million for the Mexican government shares (23.9% effective ownership — consisting of minority interest of $256.9 million and the Association in Participation Agreement with a book value of $118.7 million) exceeded the estimated fair value of this interest of $305.5 million representing the purchase price.

Purchase Price Allocation

In accordance with the principles of push-down accounting, the Company has pushed down the effect of purchase accounting for the above noted step acquisitions. The purchase price was allocated to the tangible and intangible assets and liabilities of the acquired entity based on their fair values, limited to the acquired percentage. The fair values assigned to assets acquired and liabilities assumed were based on management’s estimates of fair value and published market prices.

During 2006, KCS and the Company finalized its purchase price allocation relating to the acquisition of both the 38.8% interest of Grupo TMM and the acquisition of the 23.9% interest of the Mexican government. These final adjustments did not have a material impact on the purchase price allocation of the financial statements in the current period. Settlement of severance and relocation was substantially completed in December 31, 2006.

KANSAS CITY SOUTHERN DE MEXICO, S. DE R.L. DE C. V. AND SUBSIDIARIES

(Formerly known as TFM, S. A. de C. V.) — (Continued)

Significant components of the allocation of the excess of the purchase price over the carrying value of the net assets acquired, including both the April 1, 2005 and the September 12, 2005 acquisitions are as follows (dollars in millions):

Increase in current assets	$10.6
Decrease in property and equipment	(26.9)
Increase in concession assets	288.5
Decrease in deferred income tax	(87.0)
Increase in non-current assets	83.6
Increase in current liabilities	(15.3)
Increase in non-current liabilities	(111.5)

Total	$142.0

There are additional components classified in equity in additional paid in capital related to this allocation principally reflecting a contingent payment of additional purchase price of $110.0 million (or $99.5 million discounted), related to the VAT/Put claim mentioned in the preceding page, in the discounted amount of $99.5 million.

In addition, the existing excess in the carrying value of the Company’s investment over the book value of Grupo KCSM ($13.7 million) was recorded as an addition to property, plant and equipment, and concession assets.

The following table summarizes the recorded values of KCSM’s assets and liabilities following the step acquisitions and push down (dollars in millions):

Current assets	$268.8
Property, plant and equipment	532.6
Concession rights	1,335.2
Other assets	215.4

Total assets acquired	$2,352.0

Current liabilities	$288.3
Long-term debt acquired	802.6
Other liabilities	128.2
Minority Interest	(1.3)

Total liabilities acquired	$1,217.8

Deferred Assets and Liabilities

In connection with the Acquisition, KCS assessed the fair value of KCSM’s long term contractual relationships including, debt, locomotive and railcar leases and maintenance contracts for locomotives. As a result of the amortization of the deferred credits and deferred charges, for the nine months ended December 31, 2005, KCSM recognized an increase in equipment cost of $5.6 million and reductions of purchased services expense and interest cost of $4.8 million and $2.3 million, respectively. Fair value was determined based on current market rates and other management estimates. Accordingly, KCSM has recorded necessary valuation reserves for the related contracts which are reflected in the December 31, 2005, consolidated financial statements.

KANSAS CITY SOUTHERN DE MEXICO, S. DE R.L. DE C. V. AND SUBSIDIARIES

(Formerly known as TFM, S. A. de C. V.) — (Continued)

In 2006, Grupo KCSM pushed down its concession value of $38.4 million to KCSM records, corresponding mainly to the payments of interest to the Mexican government in 1997, as well as the elimination of the account payable to KCSM of $67.6 million. Additionally, Grupo KCSM pushed down the deferred income tax effect by $7.6 million.

Note 6.	Inventories

	2006	2005

Materials and supplies	$22,717	$20,096
Locomotive fuel stock	2,935	2,119
Inventory obsolescence reserve	(2,897)	(3,469)

	$22,755	$18,746

Note 7.	Other current assets

	2006	2005

Assets held or sale (locomotives) (note 15)	$47,879	$—
Favorable lease asset	11,356	11,356
Prepaid expenses	455	2,938
Advance to suppliers	13,693	2,154
Prepaid insurance premiums	1,230	1,165

	$74,613	$17,613

Note 8.	Concession assets

In December 1996, the Mexican Government (the “Government”) granted KCSM the Concession (the “Concession”) to operate the northeast rail lines in México.

Concession assets and related accumulated amortization are summarized below at December 31:

	2006	2005

Road properties	$1,231,393	$1,227,612
Land	135,283	132,812
Other	32,279	—

	1,398,955	1,360,424
Accumulated amortization	(95,661)	(40,576)

Concession assets — net	$1,303,294	$1,319,848

Amortization of concession rights were $60,366, $36,157, $9,600 and $38,480 for the year ended December 31, 2006, nine months ended December 31, 2005, the three months ended March 31, 2005 and for the year ended December 31, 2004, respectively.

Note 9.	Property and equipment

Pursuant to the assets purchase agreement, the Company obtained the right to acquire locomotives and rail cars and various materials and supplies, formerly owned by FNM. Legal title to the purchased assets was transferred to KCSM at that time.

KANSAS CITY SOUTHERN DE MEXICO, S. DE R.L. DE C. V. AND SUBSIDIARIES

(Formerly known as TFM, S. A. de C. V.) — (Continued)

Property and equipment and related accumulated depreciation are summarized below at December 31:

	2006	2005

Track improvement	$324,284	$262,605
Equipment	178,007	174,395
Road Properties	161,229	148,029
Other	13,583	—

	677,103	585,029
Accumulated depreciation	(43,680)	(21,816)

Net property and equipment	633,423	563,213
Construction in progress	47,702	30,151

Properties and equipment — net	$681,125	$593,364

Depreciation of property and equipment was $28,091, $22,250, $12,070 and $46,871 for the year ended December 31, 2006, the nine months ended December 31, 2005, the three months ended March 31, 2005, and for the year ended December 31, 2004, respectively.

Note 10.	Long-Term Debt

Indebtedness Outstanding.  Long-term debt follows at December 31:

	2006	2005

Long-term debt:
Revolving credit facility, variable interest rate, due 2008	$—	$26,142
Term loan variable interest rate, 7.475% at December 31, 2006 due 2008	46,700	76,000
10 1/4% Senior notes due 2007	3,976	150,000
9 3/8% Senior notes due 2012	460,000	460,000
12 1/2% Senior notes due 2012	178,635	178,383
7 5/8% Senior notes due 2013	175,000	—
Capital lease	975	1,272

	865,286	891,797
Fair market value adjustment related to purchase accounting	10,607	16,429

Total	875,893	908,226
Less: Debt due within one year	26,233	4,482

Long-term debt	$849,660	$903,744

Revolving Credit Facility and Term Loans.  On October 24, 2005, KCSM entered into a credit agreement ( the “2005 Credit Agreement”) in an aggregate amount of $106.0 million, with a maturity of October 28, 2008. The 2005 Credit Agreement consisted of a $30.0 million revolving credit facility and a $76.0 million term loan facility secured by the locomotives and rail cars owned by KCSM’s subsidiary, Arrendadora KCSM. For dollar loans the facilities bear interest at LIBOR plus a spread based on KCSM’s leverage ratio as defined under the 2005 Credit Agreement. For peso loans the facilities bear interest at the TIIE rate plus a spread based on KCSM’s leverage ratio. Proceeds from the facilities were used primarily to pay down debt and for general corporate purposes. At December 31, 2005, advances under the revolving credit facility totaled $26.1 million, with $3.9 million remaining available under the facility. At December 31, 2006 there were no advances outstanding under the revolving credit facility and KCSM had $30.0 million of availability. On

KANSAS CITY SOUTHERN DE MEXICO, S. DE R.L. DE C. V. AND SUBSIDIARIES

(Formerly known as TFM, S. A. de C. V.) — (Continued)

November 21, 2006, KCSM paid down $29.0 million of the term loan facility from the proceeds of its 7 5/8% senior notes offering. At December 31, 2006 and 2005, the term loans’ balance was $46.7 million and $76.0 million, respectively. The 2005 Credit Agreement contains covenants and restrictions similar to those in KCSR’s 2006 Credit Agreement. The Credit Agreement restricts KCSM to consolidate with, merge with or into, or sell, convey, transfer, lease or otherwise dispose of all or substantially all of its property to, any person or permit any person to merge with or into KCSM, unless, KCSM and Groupo KCSM merge or consolidate with or into, or sell or transfer all or substantially all of its property to each other, and KCSM be the entity surviving such merger or consolidation.

On April 7, 2006, KCSM entered into an amendment and waiver (“Amendment and Waiver”) related to the 2005 Credit Agreement. The 2005 Credit Agreement was amended to (i) exclude certain payment obligations accrued under two locomotive maintenance agreements and under a track maintenance rehabilitation agreement from the definition of Indebtedness, (ii) eliminate certain minimum and multiple borrowing thresholds for peso borrowings under the revolving credit facility and (iii) eliminate the reporting requirement to provide unaudited consolidated financial statements for the fourth fiscal quarter. The Amendment and Waiver also waived (x) certain reporting requirements, including the requirement of KCSM to provide audited consolidated financial statements 90 days after the end of the 2005 fiscal year, provided such reports were delivered by April 30, 2006, and (y) compliance with the Consolidated Leverage Ratio obligations of Section 7.1(c) of the 2005 Credit Agreement for the four quarters ending December 31, 2005, if compliance therewith was calculated without giving effect to the amendment to the definition of “Indebtedness” in the Amendment and Waiver, provided that KCSM was in compliance therewith after giving effect to the Amendment and Waiver. KCSM is not currently in default of the 2005 Credit Agreement and currently has access to the revolving credit facility.

10 1/4% Senior Notes.  As of December 31, 2005, KCSM had outstanding $150.0 million of 10 1/4% unsecured senior notes issued in 1997 and due June 15, 2007 (the “2007 Senior Notes”). On October 23, 2006, pursuant to an offer to purchase dated such date, KCSM commenced a cash tender offer and consent solicitation for any and all outstanding $150.0 million aggregate principal amount of the 2007 Senior Notes. The consent solicitation expired on November 3, 2006. KCSM received consents in connection with the tender offer and consent solicitation from holders of over 97% of the 2007 Senior Notes to amend the indenture under which the 2007 Senior Notes were issued (the “2007 Indenture”), to eliminate substantially all of the restrictive covenants included in the 2007 Indenture. The supplemental indenture relating to the 2007 Senior Notes containing the proposed changes (the “2007 Supplemental Indenture”) became effective on November 21, 2006. The tender offer expired at midnight, New York City time, on November 20, 2006 and KCSM purchased tendered notes on November 21, 2006, in accordance with the terms of the tender offer from proceeds received through the issuance of new 7 5/8% senior unsecured notes. The remaining 2007 Senior Notes outstanding on December 31, 2006, was $4.0 million.

12 1/2% Senior Notes.  KCSM has outstanding $178.6 million of 12 1/2% senior unsecured notes issued in June 2002 and due June 15, 2012, are redeemable at any time in the event of certain changes in Mexican tax law and at KCSM’s option after June 14, 2007, subject to certain limitations, at the following redemption prices (expressed in percentages of principal amount), plus any unpaid interest: 2007 — 106.250%, 2008 — 104.167%, 2009 — 102.083% and thereafter — 100.000%.

9 3/8% Senior Notes.  KCSM has outstanding $460.0 million of 9 3/8% senior unsecured notes issued on April 19, 2005, and due May 1, 2012. The notes are redeemable at KCSM’s option at the following redemption prices (expressed in percentages of principal amount), plus any unpaid interest: 2009 — 104.688%, 2010 — 102.344% and thereafter — 100.000%. Subject to certain conditions, up to 35% of the principal of the notes is redeemable prior to May 1, 2008. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount in the event of certain changes in the Mexican withholding tax rate.

KANSAS CITY SOUTHERN DE MEXICO, S. DE R.L. DE C. V. AND SUBSIDIARIES

(Formerly known as TFM, S. A. de C. V.) — (Continued)

7 5/8% Senior Notes.  In November 2006, KCSM issued $175.0 million of new 7 5/8% senior notes due December 1, 2013. Proceeds of which were used to repay the 10 1/4% senior notes and term loans. The notes are denominated in dollars and are redeemable at KCSM’s option after November 30, 2010, subject to certain limitations, at the following redemption prices (expressed in percentages of principal amount), plus any unpaid interest: 2010 — 103.813%, 2011 — 101.906% and 2012 — 100.000%. Subject to certain conditions, up to 35% of the principal of the notes is redeemable prior to December 1, 2009. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount in the event of certain changes in the Mexican withholding tax rate.

All of KCSM’s senior notes above are unsecured, unsubordinated obligations, rank pari passu in right of payment with its existing and future unsecured, unsubordinated obligations, are senior in right of payment to its future subordinated indebtedness, and are not guaranteed by Grupo KCSM.

Leases and Debt Maturities

The Company leases transportation equipment under operating and capital leases. Rental expenses under operating leases were $136.8 million and $103.0 million for the years ended December 31, 2006 and 2005, respectively. Contingent rentals and sublease rentals were not significant. Minimum annual payments and present value thereof under existing capital leases, other debt maturities and minimum annual rental commitments under non-cancelable operating leases follow:

	Long-Term	Operating
Years	Debt	Leases	Total

2007	$26,233	$51,575	$77,808
2008	28,913	45,017	73,930
2009	2,227	39,084	41,311
2010	1,993	33,833	35,826
Thereafter	816,527	158,510	975,037

Total	$875,893	$328,019	$1,203,912

Note 11.	Balances and transactions with related parties

	2006	2005

Accounts receivable:
Mexrail	$587	$1,337
NAFTA(1)	15,061	13,578
KCS(2)	19,277	20,928

	$34,925	$35,843

Accounts payable:
KCS(3)	$36,989	$12,897
Grupo KCSM(4)	6,777	—
Terminal Ferroviaria del Valle de México, S. A. de C. V.(5)	2,133	402

	$45,899	$13,299

(1)	This amount is comprised primarily of a loan receivable with an affiliate, NAFTA Rail, S. A. de C. V., denominated in Mexican pesos of Ps138.7 million ($12.8 million) and $1.6 million of interest as of December 31, 2006.

KANSAS CITY SOUTHERN DE MEXICO, S. DE R.L. DE C. V. AND SUBSIDIARIES

(Formerly known as TFM, S. A. de C. V.) — (Continued)

(2)	This balance is comprised mainly of severance and relocation reserves, car and locomotive lease and other railroad services as of December 31, 2006.

(3)	This balance is comprised mainly of management and legal fees, capital expenditures, car and locomotive lease and other railroad services as of December 31, 2006.

(4)	This balance is the amount payable at December 31, 2006 related to the US dollar forward contract as described in note 16.

(5)	This amount comprised mainly railroad services as well as ancillary services, including those related to interconnection, switching and haulage services.

The most significant transactions with related parties are summarized as follows:

	Successor		Predecessor
		Nine Months	Three Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	March 31,	December 31,
	2006	2005	2005	2004

Transportation revenues	452	346	—	8,148
Terminal service	(24,087)	—	—	(10,713)
Car lease	1,490	394	(91)	(2,482)
Management fee	(16,307)	—	(312)	(2,500)
Locomotive equipment lease	(4,818)	5,503	—	3,638
Transition cost	—	(3,006)	—	—
Severance and Relocation	(3,254)	15,300	—	—
Capital Expenditures	—	(3,766)	—	—
Other	(123)	(394)	(3,244)	571

The principal services rendered by KCSM were general freight and locomotive equipment lease and the principal services received by KCSM were terminal services, care hire and management services. These services are usually negotiated with related parties on a cost-plus basis.

Association in Participation Agreement

On June 23, 1997, Grupo KCSM and KCSM, entered into an Association in Participation Agreement under which KCSM shall have the right to participate in the profit, or losses, derived from the sale by Grupo KCSM of 469,300,000 of KCSM’s shares.

The sale of the shares covered by this agreement shall be made no later than the fifteenth anniversary of the date of this agreement. In exchange, KCSM has transferred to Grupo KCSM an amount equal to $593,438 which Grupo KCSM used to make the second payment of the stock purchase agreement. The agreement also provides that Grupo KCSM shall supply to KCSM all of its knowledge and experience for the exclusive purpose of assuring that the operations of KCSM be optimized and, consequently, to increase the value of KCSM’s shares.

The price obtained from the sale of KCSM’s shares covered by this agreement shall be applied as follows: (a) first, to return KCSM the payment of the principal amount of its non-interest bearing receivable; (b) second, to the taxes which may result from the sale of the KCSM’s shares covered by this agreement, and (c) the remainder, if any, shall be distributed proportionally between KCSM and Grupo KCSM up to an amount of $35,000 to $3,195,000 depending on the sale date, with 99% to KCSM and 1% to Grupo KCSM and finally, the remaining amounts, if any, shall be distributed 1% to KCSM and 99% to Grupo KCSM. Grupo KCSM and KCSM may by their mutual consent amend the Association in Participation Agreement, including

KANSAS CITY SOUTHERN DE MEXICO, S. DE R.L. DE C. V. AND SUBSIDIARIES

(Formerly known as TFM, S. A. de C. V.) — (Continued)

the requirement that the shares covered by the Agreement be sold no later than the fifteen anniversary, at any time.

Locomotive Purchase Agreement

On December 26, 2006 KCSM and KCSR entered into a Locomotive Purchase Agreement whereby KCSM will purchase 44 locomotives at an aggregate cost of approximately $15.8 million from KCSR. As of December 31, 2006 KCSM has purchased 19 locomotives under the agreement. KCSM intends to purchase the remaining 25 Locomotives in the first quarter of 2007.

Management Services Agreement

On December 30, 2005, KCSM and KCS entered into a Management Services Agreement under which KCS provides to KCSM general guidance, oversight, consultation services, and management expertise in connection with the business and operations of KCSM. The Management Services Agreement became effective as of April 1, 2005 and will continue in full force and effect until terminated by one party by providing written notice to the other party. During 2006 KCS charged $15.9 million to KCSM under the agreement.

Note 12.	Stockholders’ equity

KCSM is fully owned by Grupo KCSM, which holds 100% (less one) of its equity parts with full voting rights. The remaining equity parts with voting rights is owned by KCSM Holdings LLC. KCS indirectly owns 100% of the equity parts of Grupo KCSM with full voting rights and, as a result, is its indirect controlling shareholder.

The following table sets forth information with respect to the ownership of the Company’s outstanding equity parts of stock. The Company’s capital stock is divided into Class I equity parts, representing the minimum fixed portion of the Company’s stated capital, and Class II equity parts, representing the variable portion of the Company’s stated capital.

	Capital Stock
	(Expressed in Mexican Pesos)
	Fix Portion	Variable Portion
Partners	Class I	Class II	Number of Votes

Grupo KCSM, S.A. de C.V.	$599,990	$11,071,300,000	1,107,189,999
KCSM Holdings, LLC	$10	—	1

Subtotal	$600,000	$11,071,300,000

TOTAL		$11,071,900,000	1,107,190,000

Note 13.	Income tax, employee statutory profit sharing, asset tax, and tax loss carryforwards

Income tax — Current income tax expense represents the amounts expected to be reported on the Company’s income tax return, and deferred tax expense or benefit represents the change in net deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities are measured by enacted tax rates that will be in effect when these differences reverse. Valuation allowances are used to reduce deferred tax assets to the amount considered more likely than not to be realized.

KANSAS CITY SOUTHERN DE MEXICO, S. DE R.L. DE C. V. AND SUBSIDIARIES

(Formerly known as TFM, S. A. de C. V.) — (Continued)

Tax Expense — Income tax provision (benefit) consists of the following components:

	Successor		Predecessor
		Nine Months	Three Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	March 31,	December 31,
	2006	2005	2005	2004

Current:
Income Tax	$—	$—	$—	$7,630
Tax on Assets	—	296	—	—

Total current	—	296	—	7,630
Deferred:
Deferred income tax provision (benefit)	18,874	(1,760)	(1,420)	(3,095)

Total deferred	18,874	(1,760)	(1,420)	(3,095)

Total income tax provision (benefit)	18,874	(1,464)	(1,420)	4,535

According to the amendments to the Mexican Income Tax Law in 2004, the income tax rate will decrease one percent per year from 30% starting in 2005 down to 28% in 2007.

Deferred Tax in Additional Paid in Capital — Income tax decrement to additional paid in capital consists of the following components:

	Successor		Predecessor
		Nine Months	Three Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	March 31,	December 31,
	2006	2005	2005	2004

Total income tax in Additional Paid in Capital	$49,716	$49,774	$—	$—

These amounts represent income tax accrued on purchase accounting adjustments.

Write off of the investment in Mexrail, Inc. — Income tax effect due to the deinvestment in Mexrail, Inc. in 2004 that affected balance sheet accounts consists of the following components:

	Successor		Predecessor
		Nine Months	Three Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	March 31,	December 31,
	2006	2005	2005	2004

Write off of the investment in Mexrail, Inc.	$—	$—	$—	(8,034)

KANSAS CITY SOUTHERN DE MEXICO, S. DE R.L. DE C. V. AND SUBSIDIARIES

(Formerly known as TFM, S. A. de C. V.) — (Continued)

Deferred income taxes — The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2006	2005

Liabilities:
Machinery & Equipment	$64,336	$47,708
Concession rights	256,664	277,462
Other	11,240	—

Gross deferred tax liabilities	332,240	325,170

Assets:
Loss carryovers	(416,558)	(421,753)
Inventories and provisions	(33,144)	(50,535)

Gross deferred tax assets	(449,702)	(472,288)

Net deferred tax asset	$(117,462)	$(147,118)

No valuation allowance for deferred income taxes was necessary at December 31, 2006 or 2005.

Tax Rates — Differences between the Company’s effective income tax rates and the Mexican income tax statutory rate of 29% are as follows:

	Successor		Predecessor
		Nine Months	Three Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	March 31,	December 31,
	2006	2005	2005	2004

Income tax provision using the Statutory rate in effect	$21,313	$25,809	$(151)	$(1,353)
Tax effect of:
Inflationary and devaluation components	11,310	9,163	1,836	13,783
Profit sharing	—	—	—	(1,967)
Tax indexation of depreciation and amortization	(1,777)	(2,262)	(505)	(17,574)
Net exchange losses	2,893	8,975	1,199	7,088
Inflation and remeasurement of loss carryforwards	(17,416)	(12,526)	(3,539)	(24,263)
Non-deductible expenses	743	1,101	10	453
Change in tax rates	2,154	306	(447)	25,437
Write off of deferred profit sharing		10,105	—	—
VAT Settlement	—	(42,311)	—	—
Tax on Assets	—	296	—	—
Other — Net	(346)	(120)	177	2,931

Income tax provision (benefit)	$18,874	$(1,464)	$(1,420)	$4,535

Effective tax rate	(26)%	(2)%	282%	(111)%

KANSAS CITY SOUTHERN DE MEXICO, S. DE R.L. DE C. V. AND SUBSIDIARIES

(Formerly known as TFM, S. A. de C. V.) — (Continued)

Employees’ Statutory Profit Sharing — Employees’ Statutory Profit Sharing provision (benefit) consists of the following components:

	Successor		Predecessor
		Nine Months	Three Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	March 31,	December 31,
	2006	2005	2005	2004

Deferred Profit Sharing	$5,857	$41,081	$547	$(6,556)

Deferred Profit Sharing in Additional Paid in Capital — Deferred profit sharing decrement (increment) to additional paid in capital consists of the following components:

	Successor		Predecessor
		Nine Months	Three Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	March 31,	December 31,
	2006	2005	2005	2004

Total profit sharing in additional paid in capital	$24,588	$43,596	—	—

These amounts represent profit sharing accrued on purchase accounting adjustments.

The profit sharing effects of temporary differences that give rise to significant portions of the deferred profit sharing assets and deferred profit sharing liabilities are as follows:

	2006	2005

Liabilities:
Machinery & Equipment	$27,297	$23,344
Concession rights	21,666	16,661

Gross deferred profit sharing liabilities	48,963	40,005

Assets:
Inventories and provisions	(10,451)	(11,124)

Gross deferred tax assets	(10,451)	(11,124)

Net deferred profit sharing liability	$38,512	$28,881

The Company recognizes deferred profit sharing taxes for the 10% profit sharing effect of temporary differences. The Mexican Tax authorities challenged the Company’s calculation of deferred profit sharing in the late 1990’s, but the Company prevailed with a Supreme Court ruling in 1999, followed by a Tax Authority release acknowledging the Company’s ability to continue to calculate profit sharing the way it had been, as well as the Company’s ability to utilize NOL carry forwards in the calculation of Profit Sharing. Due to a technical amendment to the Income Tax Law in 2002, the Mexican Tax Authorities have been able to reassert their earlier objections. As a result of a Supreme Court ruling in 2005, in which it was determined that the NOL carry forward may not be deducted in the calculation of profit sharing, KCSM no longer deducts NOLs from prior years.

Asset tax — The Asset Tax law establishes a tax of 1.8% on the average of assets, less certain liabilities, which is payable when it exceeds the income tax due. In 2005, the company determined a net tax on assets of $296. There was no asset tax due in 2006.

KANSAS CITY SOUTHERN DE MEXICO, S. DE R.L. DE C. V. AND SUBSIDIARIES

(Formerly known as TFM, S. A. de C. V.) — (Continued)

NOL carryforwards — At December 31, 2006, the Company and its subsidiaries had combined tax loss carry forwards, which under the Mexican Income Tax Law are inflation-indexed through the date of utilization as shown in the following table:

	Inflation-Indexed
	Amount as of
	December 31,
Year in Which Loss Arose	2006	Year of Expiration

1998	342,796	2046
1999	10,594	2046
2000	186,860	2046
2001	80,481	2046
2002	461,489	2046
2003	335,641	2046
2005	30,689	2015
2006	39,158	2016

	$1,487,708

Although the Company has generated book profits, it has incurred tax losses due primarily to the accelerated tax amortization of the concession rights. The Company has recognized a deferred income tax asset for the resulting net operating loss carryforwards.

Management anticipates that such net operating loss carry forwards will be realized given the long carry forward period (though the year 2046) for amortization of the concession, as well as the fact that the Company expects to generate taxable income in the future. The Company’s tax projections take into consideration certain assumptions, some of which are under its control and others which are not. Key assumptions include inflation rates, currency fluctuations, and future revenue growth.

Note 14.	Pension Plan

Under the provisions of a bargaining agreement for covered employees , the Company provides a substantive pension in the form of a lump-sum post-retirement payment to retirees who leave the Company after age 60. The benefit to retirees is based on a statutory termination indemnity calculation under Mexico law which is calculated based on the retiree’s salary at the time of retirement and the number of years of credited service. The Company’s practice is to fund benefits under this program as the obligations become due.

The Company uses December 31 as the measurement date for its pension obligation.

Net Periodic Benefit Cost, Plan Obligation, and Funded Status

Components of the net cost for the plan were as follows for the years ended December 31 (dollars in millions):

	December 31,
	2006	2005

Service cost	$1.7	$1.1
Interest cost	1.0	0.6
Actuarial (gain) loss(i)	(2.6)	0.7

Net periodic cost (benefit) recognized	$0.1	$2.4

KANSAS CITY SOUTHERN DE MEXICO, S. DE R.L. DE C. V. AND SUBSIDIARIES

(Formerly known as TFM, S. A. de C. V.) — (Continued)

(i)	Net benefit costs above do not include a component for the amortization of actuarial gains or losses as the Company’s policy is to recognize such gains and losses immediately.

The following table reconciles the change in the benefit obligation for each of the years ended December 31, 2006 (dollars in millions):

	December 31,
	2006	2005

Benefit obligation, beginning of year	$12.4	$10.0
Service cost	1.7	1.1
Interest cost	1.0	0.6
Actuarial (gain) loss	(2.6)	0.7
Benefits paid, net of retiree contributions	(0.4)	—

Benefit obligation, end of year	$12.1	$12.4

The plan is an unfunded plan and benefits are paid to retirees as the obligations become due upon retirement. The full benefit obligation has been recognized as a liability in the consolidated financial statements at December 31, 2006.

Assumptions

Weighted average assumptions used to determine benefit obligation were as follows for the years ended December 31:

	December 31,
	2006	2005

Discount rate	8.00%	8.00%
Rate of compensation increase	5.00%	5.50%

Weighted average assumptions used to determine net benefit cost for the periods were as follows for the years ended December 31:

	December 31,
	2006	2005

Discount rate	8.00%	8.00%
Rate of compensation increase	5.00%	5.50%

Cash Flows

The following table represents benefit payments expected to be paid, which reflect expected future service, as appropriate, for each of the next five years and the aggregate five years thereafter (in millions):

Expected
Year	Payments

2007	$1.0
2008	0.3
2009	0.4
2010	0.5
2011	0.7
2012-2016	8.9

KANSAS CITY SOUTHERN DE MEXICO, S. DE R.L. DE C. V. AND SUBSIDIARIES

(Formerly known as TFM, S. A. de C. V.) — (Continued)

Note 15.	Commitments and contingencies

Commitments:

Concession duty.  Under the Concession, the Government has the right to receive a payment from the Company equivalent to 0.5% of the gross revenue during the first 15 years of the Concession period and 1.25% during the remaining years of the Concession period. For the year ended December, 31, 2006, for the three months ended March 31, 2005, for the nine months ended December 31, 2005 and for the year ended 2004 the concession duty expense amounted to $4.1 million, $0.9 million, $3.0 million and $3.4 million, respectively, which was recorded within operating expenses.

Acquisitions of Locomotives.  KCSM entered into an agreement with General Electric Company (“GE”) on August 14, 2006, to acquire 30 locomotives at a cost of approximately $63.7 million. Of the 30 locomotives, KCSM has taken legal possession of 22 as of December 31, 2006 with the remainder to be completed and delivered in the first quarter of 2007. The 22 locomotives where legal possession has been taken have been recorded as assets held for sale at year-end. Upon completion and delivery of all 30 units, the Company will enter into a sale-leaseback transaction with the locomotives.

Letter of Intent.  KCSR and KCSM entered into a letter of intent with GE on September 28, 2006, to acquire 80 locomotives to be delivered in late 2007 through August 2008 at an aggregate cost of approximately $160.8 million. KCSM intends to acquire 50 of these locomotives. The letter of intent also provides KCSR and KCSM with an option to acquire an additional 40 locomotives for delivery in 2008. KCSM anticipates entering into a purchase agreement with GE in the first quarter of 2007 with respect to the 50 locomotives. KCSR and KCSM entered into a letter of intent with EMD on November 29, 2006, to acquire 70 locomotives for delivery in October 2007 through April 2008 at an aggregate cost of approximately $140.9 million. KCSM intends to enter into a definitive agreement with EMD in the first quarter of 2007 to acquire 40 of these locomotives.

Contingencies:

Litigation.  The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary, routine nature and incidental to its operations. Included in these proceedings are various tort claims brought by current and former employees for job related injuries and by third parties for injuries related to railroad operations. KCSM aggressively defends these matters and has established liability reserves which management believes are adequate to cover expected costs. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of management, other than those proceedings described in detail below, such proceedings and actions should not, individually, or in the aggregate, have a material adverse effect on the Company’s financial statements. However, a material adverse outcome in one or more of these proceedings could have a material adverse impact on the operating results of a particular period.

The Company’s operations are subject to Mexican federal and state laws and regulations relating to the protection of the environment through the establishment of standards for water discharge, water supply, emissions, noise pollution, hazardous substances and transportation and handling of hazardous and solid waste. The Mexican government may bring administrative and criminal proceedings and impose economic sanctions against companies that violate environmental laws, and temporarily or even permanently close non-complying facilities.

The risk of incurring environmental liability is inherent in the railroad industry. As part of serving the petroleum and chemicals industry, the Company transports hazardous materials and has a professional team available to respond and handle environmental issues that might occur in the transport of such materials.

KANSAS CITY SOUTHERN DE MEXICO, S. DE R.L. DE C. V. AND SUBSIDIARIES

(Formerly known as TFM, S. A. de C. V.) — (Continued)

Disputes with Ferromex

Disputes Relating to Payments for the use of Trackage and Haulage Rights and Interline Services.  KCSM and Ferromex both initiated administrative proceedings seeking a determination by the SCT of the rates that each company should pay each other in connection with the use of trackage and haulage rights and interline and terminal services. The SCT, on March 13, 2002, issued a ruling setting the rates for trackage and haulage rights. On August 5, 2002, the SCT issued a ruling setting the rates for interline and terminal services. KCSM and Ferromex appealed both rulings and, following trial and appellate court decisions, the Mexican Supreme Court on February 24, 2006, in a ruling from the bench, sustained its appeal of the SCT’s trackage and haulage rights ruling, vacating the SCT ruling and ordering the SCT to issue a new ruling consistent with the Court’s decision. KCSM has not yet received the written notice of the Mexican Supreme Court decision regarding to interline and terminal services appeal. The Company believes that even if the rates set in 2002 become effective, there will be no material adverse effect on its financial statements. On October 2, 2006, KCSM was served with a claim raised by Ferromex in which Ferromex asked for information concerning the interline traffic between KCSM and Ferromex, from January 1, 2002 through December 31, 2004. KCSM filed an answer to this claim, and expect to continue on this litigation for the next two years.

Disputes Relating to the Exercise of Trackage Rights.  KCSM and Ferromex are also parties to various civil cases involving disputes over the application and proper interpretation of the mandatory trackage rights.

Disputes Relating to the Scope of the Mandatory Trackage Rights.  In August 2002, the SCT issued rulings determining Ferromex’s trackage rights in Monterrey, Nuevo León. KCSM and Ferromex both appealed the SCT’s rulings. At the administrative federal court level, KCSM obtained favorable rulings. Ferromex appealed these rulings. The case was returned to the Tribunal Federal de Justicia Fiscal y Administrativa, (the Administrative Federal Court) with instructions to consider additional arguments before issuing its ruling. KCSM is still awaiting that ruling.

Mexican Antitrust investigation

On August 3, 2006, the Mexican Antitrust Commission announced an investigation into possible antitrust practices in the provision of rail cargo services. The targets of that investigation have not been identified, and while KCSM may be required to provide information in connection with investigation, it does not believe that its operations are the subject of the inquiry. However there can be no assurance that KCSM is not or will not become the subject of this inquiry.

SCT Sanction Proceedings

In April 2006, the SCT initiated sanction proceedings against KCSM, claiming that KCSM had failed to make the minimum capital investments projected for 2004 and 2005 under its five-year business plan filed with the SCT. Although KCSM believes it made capital expenditures exceeding the amounts projected in its business plan for 2004 and 2005, the SCT has objected to the nature of the investments made by KCSM. KCSM has responded to the SCT by providing evidence in support of its investments and explaining why it believes sanctions are not appropriate. The SCT has not yet responded to KCSM’s arguments. KCSM filed a further request in October 2006 to amend its capital expenditure plan for 2006. We believe that even if the threatened sanctions become effective, there will be no material adverse effect on KCSM. KCSM will have the right to challenge a negative ruling by the SCT before the Administrative Federal Court and, if necessary, the right to challenge any negative ruling by the Administrative Federal Court before a Federal Magistrates Tribunal. However, if these proceedings are conclusively determined adversely to KCSM and sanctions are imposed, KCSM could be subject to fines, and could be subject to possible future revocation of its concession if the SCT imposes sanctions on three additional occasions over the remaining term of the concession.

KANSAS CITY SOUTHERN DE MEXICO, S. DE R.L. DE C. V. AND SUBSIDIARIES

(Formerly known as TFM, S. A. de C. V.) — (Continued)

Mancera Proceeding

On March 6, 2006, Mancera filed a claim against KCSM seeking the payment of a success fee of $11.7 million or 129.0 million Mexican pesos plus costs and expenses derived from Mancera’s representation of the Company in the Company’s VAT claim against the Mexican government. On March 16, 2006, the Company responded to the claim and the parties are currently in the evidence stage of the trial. Management believes that it has adequately reserved for the Company’s obligation under the engagement agreement with Mancera and does not believe that at the resolution of this claim will have a material adverse effect on the Company’s financial condition or results of operation.

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

Locomotive Maintenance Agreement

On December 1, 2006, KCSM and Lamparas General Electric, S. de R.L. de C.V. (“LGE”), entered into a Locomotive Maintenance Agreement, which expires in 2024. Pursuant to the agreements, LGE will provide both routine maintenance and major overhauls at an established rate in a range of miles per locomotive by month.

Locomotive Purchase Agreement

On December 26, 2006 KCSM and KCSR entered into a Locomotive Purchase Agreement whereby KCSM will purchase 44 locomotives at an aggregate cost of approximately $15.8 million from KCSR. As of December 31, 2006 KCSM has purchased 19 locomotives under the agreement KCSM intends to purchase the remaining 25 Locomotives in the first quarter of 2007.

Note 16.	Financial instruments

The Company does not engage in the trading of derivatives. The Company’s objective for using derivative instruments is to manage fuel price risk and currency fluctuations. In general, the Company enters into derivative transactions in limited situations based on management’s assessment of current market conditions and perceived risks. However, management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions more frequently as deemed appropriate. Foreign Exchange Contracts. The purpose of KCSM’s foreign exchange contracts is to limit the risks arising from exchange rate fluctuations in its Mexican peso-denominated monetary assets and liabilities. Management determines the nature and quantity of any hedging transactions based upon net asset exposure and market conditions.

As of December 31, 2006, the Company had one Mexican peso call option outstanding in the notional amount of $1.7 million, based on the average exchange rate of Ps14.5 per dollar. This option expires on May 30, 2007. As of December 31, 2005, the Company had two Mexican peso call options outstanding in the notional amount of $1.2 million and $1.7 million, respectively, based on the average exchange rate of Ps13.00 and Ps.12.50 each per dollar. These options expired on September 6 and May 30, 2006, respectively.

On December 28, 2006, the Company entered into a US dollar forward contract with its parent company Grupo KCSM in order to hedge the foreign exchange rate variation of a notional amount of $876.3 million, based on the exchange rate of Ps.11.46 per dollar. This contract expires in December 29, 2008.

As of December 31, 2005, the Company did not have any outstanding forward contracts.

Foreign currency balances.  At December 31, 2006 and 2005, KCSM had monetary assets and liabilities denominated in Mexican pesos of Ps.2,304.0 and Ps.1,915.4 million and Ps.651.4 million and Ps.587.8 million, respectively. At December 31, 2006 and 2005, the exchange rate was Ps.10.82 and Ps.10.64, per U.S. dollar, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting and financials disclosure matters.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a system of controls designed to provide reasonable assurance as to the reliability of the consolidated financial statements and other disclosures in this report, as well as to safeguard assets from unauthorized used or disposition..The Company’s Chairman of the Board of Directors and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal year for which this annual report on Form 10-K is filed. Based on that evaluation, the Chairman of the Board of Directors and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chairman of the Board of Directors and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events.

Item 9B.	Other Information

Not applicable

PART III

Items 10, 11, 12 and 13.	Directors, Executive Officers and Corporate Governance, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management, and Certain Relationships and Related Transactions

Omitted pursuant to General Instruction I(2) to Form 10-K.

Item 14.	Principal Accountant Fees and Services

The following table presents the aggregate fees for professional audit services and other services rendered by KPMG Cárdenas Dosal S.C. its independent accountants to KCSM and Grupo KCSM for the years ended December 31, 2006 and 2005.

	Year Ended December 31,
	2006	2005
	(Figures in thousands of U.S. Dollars)

Audit fees(1)	$1,796.0	$474.7
Audit-related fees(2)	—	51.0
Tax fees(3)	—	—
All other fees(4)	—	38.2

Total	$1,796.0	$563.9

(1)	Audit fees include fees for services performed by the independent accountants for the audit or review of financial statements. Audit fees also include fees for services provided by the independent accountants in connection with statutory and regulatory filings or engagements, comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the SEC.

(2)	Audit-related fees include fees for employee benefit plan audits, accounting consultations and audits in connection with internal control reviews, attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax fees include fees for tax compliance, tax planning and tax advice. Tax compliance generally involves preparation of original and amended tax returns, claims for refund and tax payment-planning services. Tax planning and tax advice encompass assistance with tax audits and appeals, employee benefit plans and requests for rulings or technical advice from taxing authorities.

(4)	All other fees include fees for services other than those described in the above categories. Each of KCSM’s and Grupo KCSM’s board of directors pre-approves annually specific audit and non-audit services that may be performed by PWC, as well as the budgeted fee levels for each of these services. PWC provided for the years ended December 31, 2002, 2003 and 2004 a report to each of KCSM’s and Grupo KCSM’s board of directors in order for each of KCSM’s and Grupo KCSM’s board of directors to review the services that PWC provided , as well as the status and cost of those services. KPMG Cárdenas Dosal S.C. its independent accountant is providing this services for the year ended December 31, 2006 and 2005.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

(a)(1) Financial Statements:

The consolidated financial statements required under this item are included under Item 8.

(a)(2) Financial Statement Schedules

(b)	Exhibits

Exhibit No.	Exhibit

3.1	Current Corporate By-laws (Estatutos Sociales) of Kansas City Southern de México, S.A. de C.V. (formerly known as TFM, S.A. de C.V.), as amended and restated on December 20, 2006, together with an English translation (incorporated by reference to Exhibit 99.1 to its Current Report on Form 8-K filed on December 27, 2006, File No. 333-08322)
4.1	Indenture, dated as of June 16, 1997, among TFM, Grupo TFM, The Bank of New York, as Trustee, and Bankers Trust Luxembourg, S.A., as a Paying Agent, covering up to $150,000,000 of TFM’s 10.25% Senior Notes due 2007 (incorporated herein by reference to Exhibit 4.1 of its Registration Statement on Form F-4, File No. 333-8322)
4.2	First Supplemental Indenture, dated as of May 21, 2002, among TFM, Grupo TFM, S.A. de C.V., as guarantor, The Bank of New York, as trustee, and Deutsche Bank Luxembourg S.A., as the paying agent, to the Indenture, dated June 16, 1997 (incorporated herein by reference to Exhibit 2.2 of its annual report on Form 20-F for fiscal year 2002, File No. 333-102222)
4.3	Indenture, dated as of June 13, 2002, between TFM and The Bank of New York, as Trustee, covering up to $180,000,000 of TFM’s 12.50% Senior Notes due 2012 (incorporated herein by reference to Exhibit 4.3 of its Registration Statement on Form F-4, File No. 333-8322)
4.4	Indenture, dated as of April 19, 2005, between TFM and The Bank of Nova Scotia Trust Company of New York, covering up to $460,000,000 of TFM’s 9 3/8% Senior Notes due 2012 (incorporated herein by reference to Exhibit 4.2 of its Current Report on Form 8-K filed on April 25, 2005, File No. 333-8322)
4.8	Registration Rights Agreement, dated as of April 19, 2005, between TFM and the Placement Agents (incorporated herein by reference to its Current Report on Form 8-K filed on April 25, 2005, Filed No. 333-08322)
4.9	Second Supplemental Indenture, dated as of November 21, 2006, among Kansas City Southern de México, S.A. de C.V., as Issuer, The Bank of New York, as Trustee, Deutsche Bank Luxembourg S.A. to the Indenture, dated June 16, 1997 (incorporated herein by reference to Exhibit 4.1 of its Current Report on Form 8-K, filed November 28, 2006, File No. 333-08322)
4.10	Indenture, dated as of November 21, 2006, between Kansas City Southern de México, S.A. de C.V. and U.S. Bank National Association, covering up to $175,000,000 of KCSM’s 7.625% Senior Notes due 2013 (incorporated herein by reference to Exhibit 4.2 of its Current Report on Form 8-K, filed November 28, 2006, File No. 333-08322)
4.11	Registration Right Agreement, dated as of November 21, 2006, among Kansas City Southern de México, S.A. de C.V., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, BBVA Securities Inc., BMO Capital Markets Corp., and Scotia Capital (USA) Inc. (incorporated herein by reference to Exhibit 4.3 of its Current Report on Form 8-K, filed November 28, 2006, File No. 333-08322)
10.1	Concession title granted by the Secretaria de Comunicaciones y Transportes (Ministry of transportation) (“SCT”) in favor of Ferrocarril del Noreste, S.A. de C.V., (“FNE”), dated December 2, 1996, together with an English translation (incorporated herein by reference to Exhibit 2.1 of its Registration Statement on Form F-4, File No. 333-8322)
10.2	Amendment, dated February 12, 2001, of Concession title granted by the Ministry of Transportation in favor of TFM, formerly known as FNE, December 2, 1996, together with an English translation (incorporated herein by reference to Exhibit 4.2 from TFM and Grupo TFM’s Annual Report on Form 20-F for fiscal year 2000)
10.3	Sale Purchase Agreement respecting Capital Stock of FNE, among the United Mexican States (through the Ministry of Transportation), FNE and Ferrocarriles Nacionales de Mexico, S.A. de C.V. (“FNM”), dated December 2, 1996, together with an English translation (incorporated herein by reference to Exhibit 2.2 of its Registration Statement on Form F-4, File No. 333-8322)
10.4	Sale Purchase Agreement respecting Property and Equipment, among the United Mexican States (through the Ministry of Transportation), FNE and FNM, dated December 2, 1996, together with an English translation (incorporated herein by reference to Exhibit 2.3 of its Registration Statement on Form F-4, File No. 333-8322)

Exhibit No.	Exhibit

10.5	Stock Purchase Agreement, dated as of August 16, 2004, by and among TFM, KCS and Grupo TMM, S.A. de C.V. (incorporated herein by reference to Exhibit 4.7 of its annual report on Form 20-F for fiscal year 2004, File No. 333-8322)
10.6	Omnibus Agreement, dated June 9, 1997, among Grupo TFM, Caymex Transportation, Inc., TMM Multimodal, S.A. de C.V. and FNM, together with an English translation (incorporated herein by reference to Exhibit 10.5 of its Registration Statement on Form F-4, File No. 333-102222)
10.7	English translation of the Purchase-Sale Agreement, dated July 29, 2002, by and between TFM, FNM and Nacional Financiera, S.N.C., Institucion de Banca de Desarrollo (incorporated herein by reference to Exhibit 10.16 of its Registration Statement on Form F-4, File No. 333-102222)
10.8	Credit Agreement dated as of October 24, 2005, among TFM, as Borrower, Arrendora TFM, S.A. de C.V., as Guarantor, Bank of America, N.A. as Administrative Agent, BBVA Bancomer, S.A. Institucion de Banco Multiple, Grupo Financiero BBVA Bankcomer, as Collateral Agent, and BBVA Securities, Inc. and Banc of America Securities, LLC as Arrangers (incorporated herein by reference to exhibit 10.9 of its Registration Statement on Form S-4, File No. 333-129566)
10.9	Compliance and Settlement Agreement dated as of September 12, 2005 among TFM, Grupo TFM, Kansas City Southern, and the Federal Government of the United Mexican States (incorporated herein by reference to Exhibit 10.1 of its Current Report on Form 8-K, File No. 333-83220)
10.10	Amendment No. 1 and Waiver No. 1 to the Credit Agreement, dated as of April 7, 2006 among KCSM, as Borrower, Arrendaderra TFM, S.A. de C.V., as Guarantor, Bank of America, as Administrative Agent, BBVA Bancomer, S.A. Institución de Banco Multiple, Grupo Financiero BBVA Bancomer, as Collateral Agent, and certain other Lenders, is attached hereto as Exhibit 10.10.
10.11	Employment Agreement, dated as of April 20, 2006 between Kansas City Southern de México, S.A. de C.V. and José Guillermo Zozaya Delano (incorporated herein by reference to its Quarterly Report on Form 10-Q, filed May 10, 2006, File No. 333-08322).
12.1	Computation of Ratio of Earnings to Fixed Charges is attached hereto as Exhibit 12.1
31.1	Certification of José Guillermo Zozaya Delano, President and Executive Representative of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 31.1.
31.2	Certification of Patrick J. Ottensmeyer Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 31.2.
32.1	Certification of José Guillermo Zozaya Delano, President and Executive Representative of the Company, and Patrick J. Ottensmeyer, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 32.1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as February 26, 2007.

Kansas City Southern de México, S. de R.L de C.V.

By	/s/ José Guillermo Zozaya Delano
José Guillermo Zozaya Delano
President and Executive Representative

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael R. Haverty Michael R. Haverty	President of the Board of Managers	February 26, 2007.

/s/ Patrick J. Ottensmeyer Patrick J. Ottensmeyer	Chief Financial Officer (Principal Financial Officer)	February 26, 2007.

/s/ Michael K. Borrows Michael K. Borrows	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2007

/s/ Arthur L. Shoener Arthur L. Shoener	Vice President of the Board of Managers	February 26, 2007.

/s/ James R. Jones James R. Jones	Manager	February 26, 2007.

/s/ Larry M. Lawrence Larry M. Lawrence	Manager	February 26, 2007.