Form 10-Q
period 2007-03-31
Kansas City Southern de Mexico, S. de R.L. de C.V.
filed 2007-05-02
CIK 1055294

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2007: 1,107,190,000

Kansas City Southern de México, S. de R.L. de C.V. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Kansas City Southern de México, S. de R.L. de C.V. and Subsidiaries

Form 10-Q

March 31, 2007

Kansas City Southern de México, S. de R.L. de C.V. and Subsidiaries
(Formerly known as TFM, S. A. de C. V.)

Form 10-Q
March 31, 2007

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Introductory Comments.

The Consolidated Financial Statements included herein have been prepared by Kansas City Southern de México, S. de R.L. de C.V., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). For the purposes of this report, unless the context otherwise requires, all references herein to “KCSM” and the “Company” shall mean Kansas City Southern de México, S. de R.L. de C.V. and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed, or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the quarter ended March 31, 2007, are not necessarily indicative of the results expected for the full year ending December 31, 2007.

Kansas City Southern de México, S. de R.L. de C.V. and Subsidiaries
(Formerly known as TFM, S. A. de C. V.)

Consolidated Statements of Income
(In millions of US dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Revenues	$190.2	$175.8

Operating expenses:
Compensation and benefits	35.4	30.9
Purchased services	25.8	34.0
Fuel	29.0	26.8
Equipment Cost	24.8	20.6
Casualties and insurance	3.2	3.8
Depreciation and amortization	23.2	22.9
Materials and other	5.9	4.6

Total operating expenses	147.3	143.6

Operating income	42.9	32.2
Equity in net (losses) earnings of unconsolidated affiliates	(0.8)	1.2
Interest expense	(23.7)	(23.0)
Foreign exchange gain (loss)	8.7	(4.2)
Other (expense) income, net	(0.9)	0.5

Income before income taxes	26.2	6.7
Income tax expense	6.5	2.3

Net income	$19.7	$4.4

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S. de R.L. de C.V. and Subsidiaries
(Formerly known as TFM, S.A. de C.V.)

Consolidated Balance Sheets
(In millions of US dollars, except equity parts)
(Unaudited)

	March 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$37.3	$14.4
Accounts receivable, net	145.2	151.2
Related party receivable	34.8	34.9
Inventories, net	23.8	22.8
Other current assets	91.0	74.6

Total current assets	332.1	297.9
Investments	43.1	43.9
Property and equipment, net	686.9	681.1
Concession assets, net	1,288.3	1,303.3
Deferred tax asset	110.9	117.5
Other assets	44.7	45.3

Total assets	$2,506.0	$2,489.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$32.9	$26.2
Accounts and wages payable	100.1	114.2
Related party payable	26.8	45.9
Accrued liabilities	129.3	95.7

Total current liabilities	289.1	282.0
Other liabilities:
Long-term debt	842.5	849.7
Other noncurrent liabilities and deferred credits	111.0	113.6

Total other liabilities	953.5	963.3
Minority Interest	(1.4)	(1.4)
Commitments and contingencies (note 4)
Stockholders’ equity:
Common stock, 1,107,190,000 equity parts authorized, 10 Mexican pesos par value	1,758.9	1,758.9
Receivable under agreements with parent company	(593.6)	(593.6)
Treasury/parent shares	(561.5)	(561.5)
Additional paid in capital	205.4	205.4
Retained earnings	455.6	435.9

Total stockholders’ equity	1,264.8	1,245.1

Total liabilities and stockholders’ equity	$2,506.0	$2,489.0

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S. de R.L. de C.V. and Subsidiaries
(Formerly known as TFM, S. A. de C. V.)

Consolidated Statements of Cash Flows
(In millions of US dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Operating activities:
Net income	$19.7	$4.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23.2	22.9
Deferred income tax	6.5	2.3
Equity in undistributed losses (earnings) of unconsolidated affiliates	0.8	(1.2)
Gain on sale of assets	(0.2)	—
Changes in working capital items:
Accounts receivable	6.0	(23.8)
Related party receivable	(20.2)	10.9
Inventories	(1.4)	1.7
Other current assets	(16.6)	(1.1)
Accounts and wages payable and accrued liabilities	20.6	2.0
Other, net	0.8	(8.2)

Net cash provided by operating activities	39.2	9.9

Investing activities:
Capital expenditures	(20.9)	(15.2)
Proceeds from sale of equipment	4.6	0.3

Net cash used in investing activities	(16.3)	(14.9)

Financing activities:
Proceeds from issuance of long — term debt	—	2.9
Other	—	(0.1)

Net cash provided by financing activities	—	2.8

Cash and cash equivalents:
Net increase (decrease) during each period	22.9	(2.2)
At beginning of year	14.4	7.2

At end of period	$37.3	$5.0

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S. de R.L. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in millions of US dollars)

1.	Accounting Policies and Interim Results.

In the opinion of the management of KCSM, the accompanying unaudited consolidated financial statements contain all adjustments necessary, which are of a normal and recurring nature, to present fairly the financial position of the Company and its subsidiary companies as of March 31, 2007, and December 31, 2006, and the results of operations and cash flows for the three months ended March 31, 2007 and March 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These Consolidated Financial Statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the quarter ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year ending December 31, 2007. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Derivative Instruments.

Derivative Transactions.  The Company does not engage in the trading of derivatives financial instruments. The Company’s objective for using derivative instruments is to manage fuel price risk and currency fluctuations. In general, the Company enters into derivative transactions in limited situations based on management’s assessment of current market conditions and perceived risks. However, management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions more frequently as deemed appropriate.

Foreign Exchange Contracts.  The purpose of KCSM’s foreign exchange contracts is to limit the risks arising from exchange rate fluctuations in its Mexican peso-denominated financial assets and liabilities. Management determines the nature and quantity of any hedging transactions based upon net asset exposure and market conditions.

As of March 31, 2007, the Company had one Mexican peso (“Ps”) call option outstanding in the notional amount of $1.7 million, based on the average exchange rate of Ps14.5 per U.S. dollar. This option expires on May 29, 2007. As of March 31, 2006, KCSM had two Mexican peso call options outstanding in the notional amount of $1.7 million and $1.2 million, respectively, based on the average exchange rate of 12.50 Mexican pesos per U.S. dollar and 13.00 Mexican pesos per U.S. dollar respectively. These options expired unexercised on May 30, 2006 and September 6, 2006, respectively.

As of March 31, 2007, the Company had a US dollar forward contract with its parent company Grupo KCSM, S.A de C.V. in order to hedge the foreign exchange rate variation of a notional amount of $876.3 million, based on the exchange rate of Ps.11.46 per dollar. This contract expires in December 29, 2008.

Foreign currency balances.  At March 31, 2007 and at December 31, 2006, KCSM had financial assets and liabilities denominated in Mexican pesos of Ps.2,286.7 million and Ps. 2,304.0 million, and Ps.698.8 million and Ps. 651.4 million, respectively. At March 31, 2007 and at December 31, 2006, the exchange rate were Ps.10.99 and Ps.10.82, per U.S. dollar, respectively.

3.	Pension.

Union Pension.  Under the provisions of a bargaining agreement for covered employees, the Company provides a substantive pension benefit in the form of a lump-sum post-retirement payment to retirees who leave the Company after age 60. The benefit to retirees is based on a statutory termination indemnity calculation under Mexico law which is based on the retiree’s salary at the time of retirement and the number of years of credited service. The Company’s practice is to fund benefits under this program as the obligations become due. The net periodic cost for this plan was $0.6 million for the three months ended March 31, 2007.

Kansas City Southern de México, S. de R.L. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

4.	Commitments and Contingencies.

Concession duty.  KCSM operates under a 50-year concession granted by the Mexican government to provide freight transportation services over the Northeast Rail Lines in Mexico (the “Concession”). Under the Concession, the Government has the right to receive a payment from the Company equivalent to 0.5% of the gross revenue during the first 15 years of the Concession period and 1.25% during the remaining years of the Concession period. For the three months ended March 31, 2007 and March 31, 2006, the concession duty expense amounted to $1.0 million, and $0.9 million, respectively, which was recorded within operating expenses.

Litigation.  The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary, routine nature and incidental to its operations. Included in these proceedings are various claims brought by current and former employees for job related injuries and by third parties for injuries related to railroad operations. KCSM aggressively defends these matters and has established appropriate liability reserves which management believes are adequate to cover expected costs. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of management, other than those proceedings described in detail below, such proceedings and actions should not, individually, or in the aggregate, have a material effect on the Company’s financial statements. However, a material adverse outcome in one or more of these proceedings could have a material impact on the operating results of a particular period.

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

Disputes with Ferromex.

Disputes Relating to Payments for the use of Trackage and Haulage Rights and Interline Services.  KCSM and Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”), the operator of the largest railway system in Mexico and a competitor of KCSM, both initiated administrative proceedings seeking a determination by the Secretaría de Comunicaciones y Transportes (Ministry of Communications and Transportation) (“SCT”) of the rates the companies should pay each other in connection with the use of trackage and haulage rights and interline and terminal services. The SCT, in March of 2002, issued a ruling setting the rates for trackage and haulage rights. In August 2002, the SCT issued a ruling setting the rates for interline and terminal services. KCSM and Ferromex appealed both rulings and, following trial and appellate court decisions, the Mexican Supreme Court in February of 2006, in a ruling from the bench, sustained its appeal of the SCT’s trackage and haulage rights ruling, vacating the SCT ruling and ordering the SCT to issue a new ruling consistent with the Court’s decision. KCSM has not yet received the written opinion of the Mexican Supreme Court decision related to the interline and terminal services appeal. In October 2006, KCSM was served with a claim raised by Ferromex in which Ferromex asked for information concerning the interline traffic between KCSM and Ferromex, from January 2002 through December 2004. KCSM filed an answer to this claim, and expects this litigation to continue over the next few years. The Company believes that based on its assessment of the facts in this case, there will be no material effect on KCSM’s financial statements.

Kansas City Southern de México, S. de R.L. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Disputes Relating to the Exercise of Trackage Rights.  KCSM and Ferromex are also parties to various civil cases involving disputes over the application and proper interpretation of the mandatory trackage rights. In August 2002, the SCT issued rulings determining Ferromex’s trackage rights in Monterrey, Nuevo León. KCSM and Ferromex both appealed the SCT’s rulings. At the administrative federal court level, KCSM obtained what it believes are favorable rulings. Ferromex appealed these rulings and the case was returned to the Tribunal Federal de Justicia Fiscal y Administrativa, (the Mexican Administrative Federal Court) where additional arguments are being considered before a ruling will be issued. The ruling from the Mexican Administrative Federal Court has not yet been delivered.

Mexican Antitrust investigation.

In August 2006, the Mexican Antitrust Commission announced an investigation into possible antitrust practices in the provision of rail cargo services. The targets of that investigation have not been identified, and while KCSM may be required to provide information in connection with their investigation, it does not believe that its operations are the subject of this inquiry.

SCT Sanction Proceedings.

In April 2006, the SCT initiated a proceeding against KCSM, claiming that KCSM had failed to make certain minimum capital investments projected for 2004 and 2005 under its five-year business plan filed with the SCT prior to its acquisition by KCS. KCSM believes it made capital expenditures exceeding the required amounts. KCSM has responded to the SCT by providing evidence in support of its investments and explaining why it believes sanctions are not appropriate. The SCT has not yet responded to KCSM’s comments. The Company believes that even if the threatened sanctions become effective, there will be no material adverse effect on the operations of KCSM. KCSM will have the right to challenge an adverse ruling by the SCT before the Mexican Administrative Federal Court and, if necessary, the right to challenge any adverse ruling by the Mexican Administrative Federal Court before a Federal Magistrates Tribunal. However, if these proceedings are conclusively ruled adversely against KCSM and sanctions are imposed, KCSM could be subject to fines, and could be subject to possible future revocation of its concession if the SCT imposes sanctions on three additional occasions over the remaining term of the concession.

Mancera Proceeding.

In February 2006, Mancera Ernst & Young, S.C. (“Mancera”) filed a claim against KCSM seeking the payment of a success fee of $11.7 million or 129.0 million Mexican pesos plus costs and expenses derived from Mancera’s representation of the Company in the Company’s value added tax (“VAT”) claim against the Mexican government. In March 2006, the Company responded to the claim and the parties are currently in the evidence stage of the trial. Management believes that it has adequately reserved for the Company’s obligation under the engagement agreement with Mancera and does not believe that at the resolution of this claim will have a material adverse effect on the Company’s financial statements.

Acquisition of Locomotives.

KCSM, along with its affiliate The Kansas City Southern Railway Company (“KCSR”), entered into a letter of intent with General Electric Company (“GE”) in September 2006, to acquire 80 locomotives to be delivered in late 2007 through August 2008. KCSM intends to acquire 50 of these locomotives and KCSR intends to acquire the other 30. The letter of intent also provides KCSM and KCSR with an option to acquire an additional aggregate 40 locomotives for delivery in 2008. KCSM anticipates entering into a purchase agreement with GE in the second quarter of 2007 with respect to the 50 locomotives.

Kansas City Southern de México, S. de R.L. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

5.	New Accounting Pronouncements.

In June 2006, the Financial Accounting Standards Board issued Interpretation 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires the Company to recognize in its financial statements the benefit of a tax position if the impact is more likely than not of being sustained on audit based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

The provisions of FIN 48 were effective for KCSM beginning January 1, 2007. The Company does not have unrecognized tax benefits or interest related to uncertain positions. Additionally, the Company does not expect the unrecognized tax benefit to change significantly within the next twelve months.

Tax returns filed in Mexico from 2001 through the current year remain open to examination with the taxing authority in México.

Interest and penalties related to uncertain tax positions are included in income before taxes in the income statement.

6.	Subsequent events.

Locomotive Acquisition.  In April 2007, KCSM entered into a definitive purchase agreement with Electro Motive Diesel, Inc. (“EMD”) to acquire 40 locomotives for delivery in October 2007 through December 2007 at an aggregate cost of approximately $80.0 million. The Company intends to finance this acquisition through an operating lease with equipment financing.

Locomotive Lease.  In April 2007, KCSM, entered into an Equipment Lease Agreement (the “Lease”) between KCSM and High Ridge Leasing LLC (the “Lessor”), for 30 GE locomotives delivered to KCSM in December 2006 and January 2007. Pursuant to the terms of the Lease, KCSM agreed to sell the locomotives to the Lessor and to lease the locomotives from the Lessor for an initial term of twenty years.

Report of Independent Registered Public Accounting Firm

The Board of Managers and the Partners of
Kansas City Southern de México, S. de R.L. de C.V.:

We have reviewed the accompanying consolidated balance sheet of Kansas City Southern de México, S. de R.L. de C.V. and subsidiaries as of March 31, 2007, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Kansas City Southern de México, S. de R.L. de C.V. and subsidiaries as of December 31, 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2007, we expressed an unqualified opinion on those consolidated financial statements.

KPMG Cárdenas Dosal, S. C.

Leandro Castillo
Monterrey, N.L. as of May 1, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition Results of Operations.

The discussion below, as well as other portions of this Form 10-Q, contain forward-looking comments that are not based upon historical information. Such forward-looking comments are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. Readers can identify these forward-looking comments by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. The actual results of operations of Kansas City Southern de México, S. de R.L. de C.V. (the” Company” or “KCSM”) could materially differ from those indicated in forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Item 1A — Risk Factors of Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which is on file with the U.S. Securities and Exchange Commission (File No. 333-08322) and which “Risk Factors” section is hereby incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating forward- looking statements. Forward-looking statements contained in this Form 10-Q will not be updated.

The following discussion, which is intended to clarify and focus on the Company’s results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 1 of this Form 10-Q, is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with these consolidated financial statements and the related notes, and is qualified by reference to them.

Management’s narrative analysis relates to the financial condition and results of operations of KCSM and its subsidiaries.

Results of Operations.

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006.

Revenues.

The following table summarizes by product category, KCSM revenues (in millions), and traffic volumes by carloads (in thousands), for the three months ended March 31, 2007 and 2006. Certain prior year amounts have been reclassified to reflect changes in the business groups to conform to the current year presentation.

	Revenues				Carloads and Intermodal Units
			Change				Change
General Commodities:	2007	2006	Dollars	Percent	2007	2006	Units	Percent

Chemical and petroleum	$32.3	$28.3	$4.0	14%	19.9	19.7	0.2	1%
Forest products and metals	62.4	60.3	2.1	3%	55.2	62.5	(7.3)	(12)%
Agricultural and minerals	46.4	40.5	5.9	15%	33.9	32.4	1.5	5%

Total general commodities	141.1	129.1	12.0	9%	109.0	114.6	(5.6)	(5)%
Intermodal and automotive	38.8	38.2	0.6	2%	76.6	73.7	2.9	4%
Coal	5.1	4.4	0.7	16%	6.2	5.8	0.4	7%

Carloads revenues, units and intermodal units	185.0	171.7	13.3	8%	191.8	194.1	(2.3)	(1)%

Other revenues	5.2	4.1	1.1	27%

Total revenues	$190.2	$175.8	$14.4	8%

KCSM revenues for the three months ended March 31, 2007 totaled $190.2 million, compared to $175.8 million for the same period in 2006. KCSM’s revenues for the three months ended March 31, 2007 increased $14.4 million, primarily due to targeted rate increases and increased fuel surcharge participation, partially offset by a decrease in carload volumes.

Chemical and petroleum.  Revenues increased during the three months ended March 31, 2007, compared to the same period in 2006, primarily due to price increases and fuel surcharge revenues due to increased customer participation. Additionally, there was increased volume in fuel, oil, diesel, gasoline and plastic products as compared to 2006, attributable to the hurricanes which had adversely impacted the Gulf Coast refineries in the prior year period.

Forest products and metals.  Revenues increased during the three months ended March 31, 2007, compared to the same 2006 period, primarily due to increased pricing and an increase in steel consumption moving to Texas from San Luis Potosí, where traffic like this more than offset the decrease in carload volumes in this commodity group.

Agricultural and minerals.  Revenues from agricultural products increased during the three months ended March 31, 2007, compared to the same period in 2006. This increase was due to price adjustments which were partially offset by a reduction in import shipments of soybeans, sorghum and wheat products combined with shorter lengths of haul during the three months ended March 31, 2007.

Intermodal and Automotive.  Revenue in this commodity group increased during the three months ended March 31, 2007 compared to the same period in the prior year, as a result of targeted increases in rates and increases in traffic at the port of Lázaro Cárdenas, marked by consistent transit times on intermodal trains. These increases were partially offset by decreases in automotive revenues due primarily to fewer shipments within México.

Coal.  Revenues increased during the three months ended March 31, 2007, compared to the same period in 2006, as a result of volume increases from a large customer due to maintenance in its plants.

Operating expenses.

The following table summarizes KCSM’s operating expenses (in millions) for the three months ended March 31, 2007 and March 31, 2006, respectively.

Total operating expenses amounted to $147.3 million and $143.6 million for the three months ended March 31, 2007 and March 31, 2006, respectively, which represents an increase of $3.7 million.

	Three Months
	Ended
	March 31,		Change
	2007	2006	In Dollars	Percent

Compensation and benefits	$35.4	$30.9	$4.5	15%
Purchased services	25.8	34.0	(8.2)	(24)%
Fuel	29.0	26.8	2.2	8%
Equipment costs	24.8	20.6	4.2	20%
Casualties and insurance	3.2	3.8	(0.6)	(16)%
Depreciation and amortization	23.2	22.9	0.3	1%
Materials and other	5.9	4.6	1.3	28%

Total operating expenses	$147.3	$143.6	$3.7	3%

Compensation and benefits.  For the three months ended March 31, 2007, salaries, wages, employee benefits and statutory profit sharing increased $4.5 million, compared to the same period in 2006. The majority of the increase was attributable to increase in the annual incentive compensation expense and annual wage and salary increases, including an increase in statutory profit sharing expense.

Purchased services.  Purchased services expense for the three month period ended March 31, 2007 decreased $8.2 million, compared to the same period in 2006. This decrease reflects a reclassification of certain customer switching and transloading costs as revenue deductions as well as lower telecommunications, legal and other purchased services expenses as compared with the prior year. These decreases were partially offset by an increase in the Company’s locomotive maintenance program which is due to a larger fleet.

Fuel.  For the three months ended March 31, 2007, fuel increased $2.2 million, compared with the same period in 2006. Fuel expense was driven by higher diesel fuel price and lower gross ton miles per gallon due to change in traffic mix.

Equipment costs.  Equipment costs increased $4.2 million during the three months ended March 31, 2007, compared to the same period in 2006. The difference primarily reflects a reclassification of customer car hire billed at border which was reclassified to revenues.

Casualties and insurance.  Casualty and insurance expense decreased $0.6 million due primarily to a lower costs associated with fewer derailments and freight loss and damage activity compared to the first quarter of 2006.

Depreciation and amortization.  Depreciation and amortization expenses for the three months ended March 31, 2007 increased $0.3 million, compared to the same period in 2006. This increase is primarily due to additional capital improvements reflecting a larger capital base.

Materials and other costs.  For the three month period ended March 31, 2007, these expenses increased $1.3 million, compared to the same period in 2006 due to increases in materials and supplies expense, certain other employee expenses and property and other taxes.

Item 3.	Qualitative and Quantitative Disclosure About Market Risk.

Omitted pursuant to General Instruction H(2)(c).

Item 4.	Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s President and Executive Representative and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the President and Executive Representative and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the President and Executive Representative and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Except as set forth below, there have not been any changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter for which this Quarterly Report on Form 10-Q is filed that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

KCSM deployed its new Revenue Management System (RMS), during this quarter. Benefits of the system include more accurate and timely revenue projections and improved cash collections. RMS enhances the transportation waybill and matches it against a new central price repository, which consists of both KCSM published prices and foreign prices that are electronically transmitted and received through the Rate EDI Network (REN). The system utilizes this re-engineered revenue waybill to drive downstream revenue accounting, financial reporting and decision support processes. Management has implemented new or revised internal controls in connection with the implementation of this system.

PART II — OTHER INFORMATION.

Item 1.	Legal Proceedings.

The information set forth in Part I, Item 1. “Financial Statements,” Note 4 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated herein by reference.

Item 1A.	Risk Factors.

There are no material changes to the Risk Factors disclosed under Item 1A in KCSM’s Annual Report for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Omitted pursuant to General Instruction H(2)(b).

Item 3.	Defaults Upon Senior Securities.

Omitted pursuant to General Instruction H(2)(b).

Item 4.	Submission of Matter to a Vote of Security Holders.

Omitted pursuant to General Instruction H(2)(b).

Item 5.	Other Information.

None,

Item 6.  Exhibits.

Exhibit No.

Exhibit 10.1	Equipment Lease Agreement (KCSM 2007-1) dated as of April 4, 2007, between Kansas City Southern de México, S. de R.L. de C.V. and High Ridge Leasing LLC is attached to this Form 10-Q as Exhibit 10.1.
Exhibit 31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.
Exhibit 31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.
Exhibit 32.1	Principal Executive Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.
Exhibit 32.2	Principal Financial Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on May 2, 2007.

Kansas City Southern de México S. de R.L. de C.V.

/s/ Patrick J. Ottensmeyer
Patrick J. Ottensmeyer
Chief Financial Officer
(Principal Financial Officer)

/s/  Michael K. Borrows
Michael K. Borrows
Chief Accounting Officer
(Principal Accounting Officer)