Form 10-Q
period 2007-06-30
Kansas City Southern de Mexico, S.A. de C.V.
filed 2007-07-27
CIK 1055294

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 333-08322

KANSAS CITY SOUTHERN DE MÉXICO, S.A. DE C.V.
(formerly known as TFM, S.A. de C.V.)
(Exact name of Company as specified in its charter)

Kansas City Southern of México
(Translation of Registrant’s name into English)

México (State or other jurisdiction of incorporation or organization) Montes Urales 625 Lomas de Chapultepec 11000 México, D.F. México (Address of Principal Executive Offices)	N/A (I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2007: 4,785,510,235

Kansas City Southern de México, S.A. de C.V. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Form 10-Q
June 30, 2007

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
(Formerly known as TFM, S. A. de C. V.)

Form 10-Q
June 30, 2007

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Introductory Comments.

The Consolidated Financial Statements included herein have been prepared by Kansas City Southern de México, S.A. de C.V. (“KCSM” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). For the purposes of this report, unless the context otherwise requires, all references herein to “KCSM” and the “Company” shall mean Kansas City Southern de México, S.A. de C.V. and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed, or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the three and six months ended June 30, 2007, are not necessarily indicative of the results expected for the full year ending December 31, 2007.

Kansas City Southern de Mexico, S.A. de C.V. and Subsidiaries
(Formerly known as TFM, S. A. de C. V.)

Consolidated Statements of Income

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In millions of US dollars)
	(Unaudited)

Transportation Revenues	$199.4	$194.9	$389.6	$370.7

Operating expenses:
Compensation and benefits	34.7	32.9	70.1	63.8
Purchased services	25.2	29.5	51.0	63.5
Fuel	29.4	27.2	58.4	54.0
Equipment costs	27.9	19.8	52.7	40.5
Depreciation and amortization	24.2	21.7	47.4	44.6
Casualties and insurance	4.1	2.5	7.3	6.3
Materials and other	6.0	11.7	11.9	16.2

Total operating expenses	151.5	145.3	298.8	288.9

Operating income	47.9	49.6	90.8	81.8
Equity in net earnings of unconsolidated affiliates	1.6	1.8	0.8	3.0
Interest expense	(22.7)	(23.2)	(46.4)	(46.2)
Debt retirement costs	(6.9)	—	(6.9)	—
Foreign Exchange (loss) gain, net	(8.4)	(7.0)	0.3	(11.2)
Other income, net	1.5	0.6	0.6	1.1

Income before income taxes	13.0	21.8	39.2	28.5
Income tax expense	3.4	13.8	9.9	16.1

Net income	$9.6	$8.0	$29.3	$12.4

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
(Formerly known as TFM, S.A. de C.V.)

Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(In millions of US dollars, except equity parts) (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$27.5	$14.4
Accounts receivable, net	139.0	151.2
Related party receivable	20.7	34.9
Inventories, net	23.3	22.8
Other current assets	39.7	74.6

Total current assets	250.2	297.9
Investments	44.7	43.9
Property and equipment, net	701.7	681.1
Concession assets, net	1,273.5	1,303.3
Deferred tax asset	119.0	117.5
Other assets	47.8	45.3

Total assets	$2,436.9	$2,489.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$0.3	$26.2
Accounts and wages payable	57.0	114.2
Related party payable	26.1	45.9
Accrued liabilities	114.3	95.7

Total current liabilities	197.7	282.0
Other liabilities:
Long-term debt	840.6	849.7
Other noncurrent liabilities and deferred credits	110.2	113.6

Total other liabilities	950.8	963.3
Minority Interest	(2.3)	(1.4)
Commitments and contingencies (note 6)
Stockholders’ equity (note 2):
Common stock, 4,785,510,235 shares authorized, issued without par value	608.3	1,758.9
Receivable under agreements with parent company	—	(593.6)
Treasury/parent shares	—	(561.5)
Additional paid in capital	263.3	205.4
Retained earnings	419.1	435.9

Total stockholders’ equity	1,290.7	1,245.1

Total liabilities and stockholders’ equity	$2,436.9	$2,489.0

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
(Formerly known as TFM, S. A. de C. V.)

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2007	2006
	(In millions of
	US dollars)
	(Unaudited)

Operating activities:
Net income	$29.3	$12.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47.4	44.6
Deferred income tax	9.9	16.1
Deferred statutory profit sharing	4.6	5.6
Equity in undistributed earnings of unconsolidated affiliates	(0.8)	(3.0)
Gain on sale of assets	(0.2)	—
Changes in working capital items:
Accounts receivable	12.3	2.6
Related parties	(9.1)	16.7
Inventories	(1.0)	(3.5)
Other current assets	34.3	(3.4)
Accounts and wages payable and accrued liabilities	(37.9)	(43.9)
Other, net	4.6	(9.6)

Net cash provided by operating activities	93.4	34.6

Investing activities:
Capital expenditures	(50.3)	(28.5)
Other, net	11.5	0.3

Net cash used in investing activities	(38.8)	(28.2)

Financing activities:
Proceeds from issuance of long-term debt	231.2	2.9
Repayment of long-term debt	(256.9)	—
Debt issuance costs	(15.8)	—
Other, net	—	(0.1)

Net cash provided by financing activities	(41.5)	2.8

Cash and cash equivalents:
Net increase during each period	13.1	9.2
At beginning of year	14.4	7.1

At end of period	$27.5	$16.3

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
(Formerly known as TFM, S. A. de C. V.)

Consolidated Statements of Changes in Stockholders’ Equity

		Receivable Under	Treasury/	Additional
	Common	Agreements with	Parent	Paid in	Retained
	Stock	Parent Company	Shares	Capital	Earnings	Total
	(In millions of US dollars)
	(Unaudited)

Balances at December 31, 2006	$1,758.9	$(593.6)	$(561.5)	$205.4	$435.9	$1,245.1
Net income for the period	—	—	—	—	19.7	19.7

Balances at March 31, 2007	1,758.9	(593.6)	(561.5)	205.4	455.6	1,264.8
Cancellation of the shares received from the Mexican government related to the VAT/PUT settlement	(351.8)	—	305.4	46.4	—	—
KCSM Results April, 2007	—	—	—	—	(0.4)	(0.4)
KCSM Stockholders cancellation due to merger	(1,407.1)	593.6	256.1	(251.8)	(455.2)	(1,264.4)
Grupo KCSM Stockholders’ equity as of merger	807.0	—	(256.1)	320.7	405.4	1,277.0
Grupo KCSM Treasury shares cancellation due to merger	(198.7)	—	256.1	(57.4)	—	—
KCSM net income post merger	—	—	—	—	13.7	13.7

Balances at June 30, 2007	$608.3	$—	$—	$263.3	$419.1	$1,290.7

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in millions of US dollars)

1.	Accounting Policies and Interim Results.

In the opinion of the management of KCSM, the accompanying unaudited consolidated financial statements contain all adjustments necessary, which are of a normal and recurring nature, to present fairly the financial position of the Company and its subsidiary companies as of June 30, 2007, and December 31, 2006, and the results of operations for the three and six months ended June 30, 2007 and 2006, its cash flows for the six months ended June 30, 2007 and 2006, and its changes in stockholders’ equity for the six months ended June 30, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. These Consolidated Financial Statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year ending December 31, 2007. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Merger with Grupo KCSM.

In April 2007, the Company’s shareholder adopted corporate resolutions approving: (i) the conversion (transformación), or re-transformation, from a sociedad de responsabilidad limitada de capital variable to a sociedad anónima de capital variable; and (ii) the merger of Grupo KCSM, S. A. de C. V. (“Grupo KCSM”) with KCSM (the “2007 Merger”). The 2007 Merger was effective on May 8, 2007. KCSM, as the surviving company, cancelled its shares held by Grupo KCSM and issued the corresponding shares representing its new capital stock to each of the shareholders of Grupo KCSM, except for the shares held by itself. Grupo KCSM transferred all its assets and liabilities to KCSM and any current liabilities between Grupo KCSM and KCSM, whether as a debtor or creditor were extinguished. There was no cash exchanged between the parties in the 2007 Merger.

The 2007 Merger, was completed between entities under common control where KCSM was the reporting entity. Grupo KCSM was a non-operating holding company with no material assets or operations and its balance sheet was limited to a deferred tax asset and other intercompany balances between Grupo KCSM and KCSM. All intercompany amounts were eliminated and the remaining balances of Grupo KCSM were transferred to KCSM at carrying value, except Grupo KCSM’s 2% ownership in Arrendadora KCSM, which was transfered to NAFTA Rail, S.A. de C.V., a wholly owned subsidiary of Kansas City Southern (“KCS”). The full effect of the 2007 Merger was applied prospectively in KCSM’s financial statements for the second quarter of 2007. Prior period financial statements have not been adjusted to include the effect of the 2007 Merger as if it had occurred on the earliest date of the prior period presented, the following tables provide the effects on the statements of financial position and the results of operations as if the retroactive application of the 2007 Merger had been made:

Balance sheet

	December 31,	June 30,
	2006	2006
	(In millions of US dollars) (Unaudited)

Assets	$11.3	$15.1
Debt and capital lease obligation	—	—
Liabilities	(6.4)	0.1
Minority interest	1.4	1.3
Stockholders’ equity	16.3	13.7

Kansas City Southern de México, S.A. C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Statement of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In millions of US dollars) (Unaudited)

Transportation Revenues	$—	$—	$—	$—
Operating expenses	—	0.2	—	—
Operating income	—	0.2	—	—
Income (loss) before income taxes and minority interest	6.9	0.3	(4.9)	—
Income tax expense	(1.8)	9.1	1.2	9.4
Net income (loss)	$5.1	$9.4	$(3.7)	$9.4

3.	Derivative Instruments.

Derivative Transactions.  The Company does not engage in the trading of derivative financial instruments except where the Company’s objective is to manage fuel price risk and currency fluctuations. In general, the Company enters into derivative transactions in limited situations based on management’s assessment of current market conditions and perceived risks. However, management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions more frequently as deemed appropriate.

Foreign Exchange Contracts.  The purpose of KCSM’s foreign exchange contracts is to limit exposure arising from exchange rate fluctuations in its Mexican peso-denominated financial assets and liabilities. Management determines the nature and quantity of any hedging transactions based upon net asset exposure and market conditions.

As of June 30, 2007, the Company did not have any outstanding call option contracts. As of June 30, 2006, KCSM had two Mexican peso call options outstanding in the notional amount of $1.7 million and $1.2 million, based on the average exchange rate of 14.50 and 13.00 Mexican pesos per U.S. dollar, respectively. These options expired on May 30, 2007 and September 6, 2006, respectively.

As of June 30, 2007, the Company had six U.S. dollar forward contracts with a total notional amount of $0.1 million each. The U.S. dollar contracts mature between June and December 2008 and are based on the forward exchange rate range of Ps.11.35 and Ps. 11.49.

The Company had a U.S. dollar forward contract with its parent company, Grupo KCSM, S.A de C.V. in order to hedge the foreign exchange rate variation of a notional amount of $876.3 million, based on the exchange rate of Ps.11.46 per dollar. This contract was extinguished once the 2007 Merger became effective on May 8, 2007, as described in Note 2.

Foreign currency balances.  At June 30, 2007 and at December 31, 2006, KCSM had financial assets and liabilities denominated in Mexican pesos of Ps.2,352.2 million and Ps. 2,304.0 million, and Ps.829.1 million and Ps. 651.4 million, respectively. At June 30, 2007 and at December 31, 2006, the exchange rate was Ps.10.78 and Ps.10.82, per U.S. dollar, respectively.

4.	Debt.

7 3/8% Senior Notes due 2014

On May 16, 2007, KCSM issued $165.0 million principal amount of new 7 3/8% senior unsecured notes due June 1, 2014, or the “7 3/8% Senior Notes”. The 7 3/8% Senior Notes are denominated in U.S. dollars, bear interest semiannually at a fixed annual rate of 7 3/8% and are unsecured, unsubordinated obligations and rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations.

Kansas City Southern de México, S.A. C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

KCSM used the net proceeds from the issuance of the 7 3/8% Senior Notes, together with a $30.0 million bank term loan and available cash on hand, as necessary, to pay the principal applicable premium and expenses associated with the redemption of the Company’s 12 1/2% Senior Notes due 2012. The 7 3/8% Senior Notes are redeemable at KCSM’s option, in whole but not in part, at 100% of their principal amount, at any time in the event of certain changes in Mexican tax law, and in whole or in part, on or after June 1, 2011, subject to certain limitations. The 7 3/8% Senior Notes include certain covenants that restrict or prohibit certain actions.

Credit Agreement

On June 14, 2007, KCSM entered into a new credit agreement, or the “2007 Credit Agreement”, in an aggregate amount of up to $111.0 million, consisting of a revolving credit facility of up to $81.0 million, and a term loan facility of up to $30.0 million with Bank of America, N.A., BBVA Bancomer, S.A., Institución de Banca Múltiple, and the other lenders named in the 2007 Credit Agreement. The Company used the proceeds from the 2007 Credit Agreement to pay (a) all amounts outstanding under its Credit Agreement dated October 24, 2005, or the “2005 Credit Agreement”, and to pay all fees and expenses related to the refinancing of the 2005 Credit Agreement, (b) to pay all amounts outstanding in respect of its 10 1/4% Senior Notes due 2007, (c) to refinance a portion of its 12 1/2% Senior Notes due 2012, (d) to pay all amounts outstanding under its Bridge Loan Agreement dated April 30, 2007, and (e) for general corporate purposes. The maturity date for the revolving credit facility is December 31, 2011, and the maturity date for the term loan facility is June 30, 2012. The 2007 Credit Agreement contains covenants that restrict or prohibit certain actions that are customary for these type of agreements. As of June 30, 2007 KCSM has used $10.0 million from the revolving credit facility and $30.0 million from the term loan facility. In addition, KCSM must meet certain consolidated interest coverage ratios, consolidated leverage ratios, and fixed charge coverage ratios.

5.	Pension.

Union Pension.  Under the provisions of a bargaining agreement for covered employees, the Company provides a substantive pension benefit in the form of a lump-sum post-retirement payment to retirees who leave the Company after age 60. The benefit to retirees is based on a statutory termination indemnity calculation under Mexican law which is based on the retiree’s salary at the time of retirement and the number of years of credited service. The Company’s practice is to fund benefits under this program as the obligations become due. The net periodic cost for this plan was $0.6 million and $1.2 million for the three and six moths ended June 30, 2007.

6.	Commitments and Contingencies.

Concession duty.  KCSM operates under a 50-year concession granted by the Mexican government to provide freight transportation services over the Northeast Rail Lines in Mexico (the “Concession”). Under the Concession, the Government has the right to receive a payment from the Company equivalent to 0.5% of the gross revenue during the first 15 years of the Concession period and 1.25% during the remaining years of the Concession period. For the three and six months ended June 30, 2007 and 2006, the concession duty expense amounted to $1.1 million, $2.1 million, $0.9 million and $1.8 million, respectively, which was recorded within operating expenses.

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

Kansas City Southern de México, S.A. C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Disputes with Ferromex.

Disputes Relating to Payments for the use of Trackage and Haulage Rights and Interline Services.   KCSM and Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”), the operator of the largest railway system in Mexico and a competitor of KCSM, both initiated administrative proceedings seeking a determination by the Secretaría de Comunicaciones y Transportes (“Ministry of Communications and Transportation” or “SCT”) of the rates the companies should pay each other in connection with the use of trackage and haulage rights and interline and terminal services. The SCT, in March of 2002, issued a ruling setting the rates for trackage and haulage rights. In August 2002, the SCT issued a ruling setting the rates for interline and terminal services. KCSM and Ferromex appealed both rulings. Following the trial and appellate court decisions, the Mexican Supreme Court in February of 2006, in a ruling from the bench, sustained KCSM’s appeal of the SCT’s trackage and haulage rights ruling, vacating the SCT ruling and ordering the SCT to issue a new ruling consistent with the Court’s decision. KCSM has not yet received the written opinion of the Mexican Supreme Court decision nor has the Mexican Supreme Court decided the interline and terminal services appeal. In October 2006, KCSM was served with a claim raised by Ferromex in which Ferromex asked for information concerning the interline traffic between KCSM and Ferromex from January 2002 through December 2004. KCSM filed an answer to this claim, and expects this litigation to continue over the next few years. The Company believes that based on its assessment of the facts in this case, there will be no material effect on its financial statements.

Disputes Relating to the Scope of the Mandatory Trackage Rights.  KCSM and Ferromex are parties to various civil cases involving disputes over the application and proper interpretation of the mandatory trackage rights. In August 2002, the SCT issued rulings determining Ferromex’s trackage rights in Monterrey, Nuevo León. KCSM and Ferromex both appealed the SCT’s rulings. At the Administrative Federal Court level, KCSM obtained what it believes are favorable rulings. Ferromex appealed these rulings and the case was returned to the Tribunal Federal de Justicia Fiscal y Administrativa, (the Mexican Administrative Federal Court). The Mexican Administrative Federal Court issued a ruling on June 11, 2007, however, the ruling has not been released to the parties.

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

Kansas City Southern de México, S.A. C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

SCT Sanction Proceedings.

In April 2006, the SCT initiated a proceeding against KCSM, claiming that KCSM had failed to make certain minimum capital investments projected for 2004 and 2005 under its five-year business plan filed with the SCT prior to its acquisition by KCS. KCSM believes it made capital expenditures exceeding the required amounts. KCSM responded to the SCT by providing evidence in support of its investments and explaining why it believes sanctions are not appropriate. In May 2007, the Company was served with an SCT resolution regarding the sanction proceeding for 2004. In June 2007 the Company was served with an SCT notification that KCSM had failed to make minimum capital investments, and imposing a fine in the amount of Ps46,800. The Company will challenge both rulings before the Administrative Federal Court, and if necessary KCSM will have the right to appeal any adverse ruling by the Administrative Federal Court before the Federal Magistrates Tribunal. The Company believes that even if the threatened sanctions become effective, there will be no material adverse effect on the operations of KCSM. However, if these proceedings are conclusively ruled adversely against KCSM and sanctions are imposed, KCSM could be subject to possible future revocation of its concession if the SCT imposes sanctions on three additional occasions over the remaining term of the concession.

Mancera Proceeding.

In February 2006, Mancera Ernst & Young, S.C. (“Mancera”) filed a claim against KCSM seeking payment for the remind of a contingency fee for costs and expenses derived from Mancera’s representation of the Company in the Company’s value added tax (“VAT”) claim against the Mexican government. In March 2006, the Company responded to the claim and the parties are currently in the evidence stage of the trial. The Company believes this claim lack certain merits and that behind on its strong defenses expects this claim to settle for less than the $11.7 million or Ps.129.0 million been demanded. Management believes that it has adequately reserved for the Company’s obligation under the engagement agreement with Mancera and does not believe that the resolution of this claim will have a material adverse effect on the Company’s financial statements.

Acquisition of Locomotives.

Letter of intent.  KCSM, along with its affiliate The Kansas City Southern Railway Company (“KCSR”), entered into a letter of intent with General Electric Company (“GE”) in September 2006, to acquire 80 locomotives to be delivered in late 2007 through August 2008. KCSM intends to acquire 50 of these locomotives and KCSR intends to acquire the other 30. KCSM anticipates entering into a purchase agreement with GE in the third quarter of 2007 with respect to the 50 locomotives.

Locomotive Acquisition.  In April 2007, KCSM entered into a definitive purchase agreement with Electro Motive Diesel, Inc. (“EMD”) to acquire 40 locomotives for delivery in October 2007 through December 2007 at an aggregate cost of approximately $82.0 million. The Company intends to finance the acquisition through an operating lease.

Locomotive Lease.  In April 2007, KCSM, entered into an Equipment Lease Agreement (the “Lease”) with High Ridge Leasing LLC (the “Lessor”), for 30 GE locomotives delivered to KCSM in December 2006 and January 2007. Pursuant to the terms of the Lease, KCSM agreed to sell the locomotives to the Lessor and to lease the locomotives from the Lessor for an initial term of twenty years.

Locomotive sale.  In June 2007, Arrendadora KCSM and KCSR entered into a Locomotive Sale Agreement whereby Arrendadora KCSM will sell 55 locomotives with aggregate proceeds of approximately $11.5 million. As of June 30, 2007, Arrendadora KCSM has sold 31 locomotives under the agreement and the remaining 24 locomotives are expected to be sold during the third quarter of 2007.

Kansas City Southern de México, S.A. C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

7.	Income taxes

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and the Shareholders of
Kansas City Southern de México, S.A. de C.V.:

We have reviewed the accompanying consolidated balance sheet of Kansas City Southern de México, S.A. de C.V. and subsidiaries as of June 30, 2007, and the related consolidated statements of income for the three and six months ended June 30, 2007 and 2006, cash flows for the six month ended June 30, 2007 and 2006, and its changes in stockholders’ equity for the six months ended June 30, 2007. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Kansas City Southern de México, S.A. de C.V. and subsidiaries as of December 31, 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2007, we expressed an unqualified opinion on those consolidated financial statements.

KPMG Cárdenas Dosal, S. C.

Leandro Castillo
Monterrey, N.L. as of July 26, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition Results of Operations.

The discussion below, as well as other portions of this Form 10-Q, contain forward-looking comments that are not based upon historical information. Such forward-looking comments are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. Readers can identify these forward-looking comments by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. The actual results of operations of Kansas City Southern de México, S.A. de C.V. (the” Company” or “KCSM”) could materially differ from those indicated in forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Item 1A — “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which is on file with the U.S. Securities and Exchange Commission (File No. 333-08322) and which “Risk Factors” section is hereby incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating forward- looking statements. Forward-looking statements contained in this Form 10-Q will not be updated.

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

Management’s narrative analysis relates to the financial condition and results of operations of KCSM and its subsidiaries. As discussed in Note 2 to the consolidated financial statements, Grupo KCSM and KCSM merged in May of 2007. Grupo KCSM was a non-operating holding company with no material assets or operations; its balance sheet was limited to a deferred tax asset and other intercompany balances between Grupo KCSM and KCSM. The effect of the adjustments on prior periods on revenues and operating expenses are immaterial.

Results of Operations.

Three and six months ended June 30, 2007, compared with three and six months ended June 30, 2006.

Revenues.

The following table summarizes by product category, KCSM revenues (in millions), and traffic volumes by carloads (in thousands), for the three and six months ended June 30, 2007 and 2006. Certain prior year amounts have been reclassified to reflect changes in the business groups to conform to the current year presentation.

	Revenues					Carloads and Intermodal Units
	Three Months Ended June 30,		Change			Three Months Ended June 30,		Change
	2007	2006	Dollars		Percent	2007	2006	Units	Percent

Chemical and petroleum	$31.2	$32.9	$	(1.7)	(5)%	18.9	21.0	(2.1)	(10)%
Forest products and metals	63.7	61.5		2.2	4%	54.2	60.3	(6.1)	(10)%
Agricultural and minerals	50.5	48.2		2.3	5%	36.2	36.9	(0.7)	(2)%

Sub-Total general commodities	145.4	142.6		2.8	2%	109.3	118.2	(8.9)	(8)%
Intermodal and automotive	45.0	39.6		5.4	14%	85.7	76.6	9.1	12%
Coal	4.3	4.9		(0.6)	(12)%	5.4	6.2	(0.8)	(13)%

Carloads revenues, units and intermodal units	194.7	187.1		7.6	4%	200.4	201.0	(0.6)	—%

Other revenues	4.7	7.8		(3.1)	(40)%

Total revenues(i)	$199.4	$194.9		$4.5	2%

(i) Included in revenues:
Fuel surcharge	$12.8	$10.4

	Revenues
	Six Months				Carloads and Intermodal Units
	Ended June 30,		Change		Six Months Ended June 30,		Change
	2007	2006	Dollars	Percent	2007	2006	Units	Percent

Chemical and petroleum	$63.5	$61.2	$2.3	4%	38.8	40.7	(1.9)	(5)%
Forest products and metals	126.1	121.8	4.3	4%	109.4	122.8	(13.4)	(11)%
Agricultural and minerals	96.9	88.7	8.2	9%	70.1	69.3	0.8	1%

Sub-Total general commodities	286.5	271.7	14.8	5%	218.3	232.8	(14.5)	(6)%
Intermodal and automotive	83.8	77.8	6.0	8%	162.3	150.3	12.0	8%
Coal	9.4	9.3	0.1	1%	11.6	12.1	(0.5)	(4)%

Carloads revenues, units and intermodal units	379.7	358.8	20.9	6%	392.2	395.2	(3.0)	(1)%

Other revenues	9.9	11.9	(2.0)	(17)%

Total revenues(i)	$389.6	$370.7	$18.9	5%

(i) Included in revenues:
Fuel surcharge	$24.6	$19.1

KCSM revenues for the three and six months ended June 30, 2007 totaled $199.4 million and $389.6 million compared to $194.9 million and $370.7 million for the same periods in 2006. KCSM’s revenues for the three and six months ended June 30, 2007 increased $4.5 million and $18.9 million, primarily due to targeted rate increases and increased fuel surcharge participation, partially offset by a decrease in carload volumes.

Chemical and petroleum.  Revenues from chemical and petroleum decreased during the three-month period ended June 30, 2007, compared to the same period in 2006, as result of decreased volume due to a customer’s decreased shipments during the quarter. During the six months ended June 30, 2007, revenues increased primarily due to price increases and increased fuel surcharge revenues due to increased customer participation. In 2006 there was increased volume in the areas of fuel, oil, diesel, gasoline and plastic products due to high demand, attributable to the late 2005 hurricanes which had impacted the Gulf Coast refineries in 2005.

Forest products and metals.  Revenues in forest products and metals increased during the three and six months ended June 30, 2007, compared to the same periods in 2006, primarily due to targeted rate increases in 2007 partially offset by a decrease in volume.

Agricultural and minerals.  Revenues from agricultural and minerals products increased during the three and six months ended June 30, 2007, compared to the same periods in 2006. This increase was due to price increases which were partially offset by a reduction in import shipments of soybean and sorghum products, combined with shorter lengths of haul during the three and six months ended June 30, 2007.

Intermodal and Automotive.  Revenue in this commodity group increased during the three and six months ended June 30, 2007, compared to the same periods in the prior year, as a result of targeted increases in rates and increases in traffic at the port of Lázaro Cárdenas, as well as an increase in intermodal cross-border business. These increases were partially offset by decreases in automotive volume during the first quarter primarily due to not scheduled plant shutdowns.

Coal.  Revenues decreased during the three months ended June 30, 2007, compared to the same period in 2006, as a result of a decrease in volume due to a reduction in a customer’s coal plant production. The revenues during the six months ended June 30, 2007, were consistent with the same period in 2006.

Operating expenses.

The following table summarizes KCSM’s operating expenses (in millions) for the three and six months ended June 30, 2007 and June 30, 2006, respectively. Certain prior period amounts have been reclassified to conform to the current year presentation.

	Three Months
	Ended June 30,		Change
	2007	2006	In Dollars	Percent

Compensation and benefits	$34.7	$32.9	$1.8	5%
Purchased services	25.2	29.5	(4.3)	(15)%
Fuel	29.4	27.2	2.2	8%
Equipment costs	27.9	19.8	8.1	41%
Depreciation and amortization	24.2	21.7	2.5	11%
Casualties and insurance	4.1	2.5	1.6	64%
Materials and other	6.0	11.7	(5.7)	(49)%

Total operating expenses	$151.5	$145.3	$6.2	4%

	Six Months
	Ended June 30,		Change
	2007	2006	In Dollars	Percent

Compensation and benefits	$70.1	$63.8	$6.3	10%
Purchased services	51.0	63.5	(12.5)	(20)%
Fuel	58.4	54.0	4.4	8%
Equipment costs	52.7	40.5	12.2	30%
Depreciation and amortization	47.4	44.6	2.8	6%
Casualties and insurance	7.3	6.3	1.0	16%
Materials and other	11.9	16.2	(4.3)	26%

Total operating expenses	$298.8	$288.9	$9.9	3%

Total operating expenses amounted to $151.5 million and $298.8 million for the three and six months ended June 30, 2007, which represents an increase of $6.2 million and $9.9 million, respectively, compared to the same periods in 2006.

Compensation and benefits.  For the three and six months ended June 30, 2007, salaries, wages, employee benefits and statutory profit sharing increased $1.8 million and $6.3 million, compared to the same periods in 2006. The majority of the increase was attributable to increases in annual wage and salary, incentive compensation expense, and pension costs as compared to the prior year periods. These increases were partially offset by a decrease in the statutory profit sharing expense.

Purchased services.  Purchased services expense for the three and six months ended June 30, 2007 decreased $4.3 million and $12.5 million, compared to the same periods in 2006. This decrease is due to a reclassification of certain customer switching and transloading costs as revenue deductions and lower telecommunications and locomotive maintenance expenses due to an amortization adjustment to a pre-acquisition locomotive maintenance contract.

Fuel.  For the three and six months ended June 30, 2007, fuel increased $2.2 million and $4.4 million, compared with the same periods in 2006. Fuel expense was driven by higher diesel fuel price and lower gross ton miles per gallon due to changes in traffic mix.

Equipment costs.  Equipment costs increased $8.1 million and $12.2 million during the three and six months ended June 30, 2007, compared to the same periods in 2006. This increase primarily reflects an increase in the use of foreign freight cars by KCSM, a reduction in the use of KCSM freight cars by foreign roads and a reclassification of customer car hire billed at border which was reclassified to revenues.

Depreciation and amortization.  Depreciation and amortization expenses for the three and six months ended June 30, 2007 increased $2.5 million and $2.8 million, compared to the same periods in 2006. This increase is primarily due to ongoing capital expenditures.

Casualties and insurance.  Casualty and insurance expense increased $1.6 million and $1.0 million primarily due to a higher costs associated with derailments, freight loss and damage activity compared to the same periods in 2006.

Materials and other costs.  For the three and six month period ended June 30, 2007, these expenses decreased $5.7 million and $4.3 million, compared to the same periods in 2006. The decrease was primarily due to an adjustment related to pre-acquisition accounts receivables in the second quarter of 2006.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

Omitted pursuant to General Instruction H(2)(c).

Item 4.	Controls and Procedures.

(a)	Disclosure Controls and Procedures.

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

(b)	Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter for which this Quarterly Report on Form 10-Q is filed that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 4T	Controls and Procedures.

Not applicable

PART II — OTHER INFORMATION.

Item 1.	Legal Proceedings.

The information set forth in Part I, Item 1. “Financial Statements,” Note 6 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated herein by reference.

Item 1A.	Risk Factors.

There are no material changes to the Risk Factors disclosed under Item 1A in KCSM’s Annual Report for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Omitted pursuant to General Instruction H(2)(b).

Item 3.	Defaults Upon Senior Securities.

Omitted pursuant to General Instruction H(2)(b).

Item 4.	Submission of Matter to a Vote of Security Holders.

Omitted pursuant to General Instruction H(2)(b).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.

Exhibit 10.1	Credit Agreement dated as of June 14, 2007 among KCSM as a Borrower, Arrendadora KCSM, as a Guarantor, Bank of America, N.A. as Administrative Agent, and the other lenders named therein.
Exhibit 31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.
Exhibit 31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.
Exhibit 32.1	Principal Executive Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.
Exhibit 32.2	Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on July 27, 2007.

Kansas City Southern de México S.A. de C.V.

/s/  Patrick J. Ottensmeyer
Patrick J. Ottensmeyer
Chief Financial Officer
(Principal Financial Officer)

/s/  Michael K. Borrows
Michael K. Borrows
Chief Accounting Officer
(Principal Accounting Officer)