Form 10-Q
period 2007-09-30
Kansas City Southern de Mexico, S.A. de C.V.
filed 2007-10-26
CIK 1055294

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

(5255) 9178-5686
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2007: 4,785,510,235

Kansas City Southern de México, S.A. de C.V. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Form 10-Q
September 30, 2007

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
(Formerly known as TFM, S. A. de C. V.)

Form 10-Q
September 30, 2007

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Introductory Comments.

The Consolidated Financial Statements included herein have been prepared by Kansas City Southern de México, S.A. de C.V. (“KCSM” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). For the purposes of this report, unless the context otherwise requires, all references herein to “KCSM” and the “Company” shall mean Kansas City Southern de México, S.A. de C.V. and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed, or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the three and nine months ended September 30, 2007, are not necessarily indicative of the results expected for the full year ending December 31, 2007.

Kansas City Southern de Mexico, S.A. de C.V. and Subsidiaries
(Formerly known as TFM, S. A. de C. V.)

Consolidated Statements of Income

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In millions )
	(Unaudited)

Transportation Revenues	$209.8	$190.9	$599.4	$561.6

Operating expenses:
Compensation and benefits	36.7	30.9	106.8	94.7
Purchased services	26.6	33.1	77.6	96.6
Fuel	30.2	28.5	88.6	82.5
Equipment costs	25.5	26.7	78.2	67.2
Depreciation and amortization	23.4	21.6	70.8	66.2
Casualties and insurance	2.4	3.9	9.7	10.2
Materials and other costs	2.4	4.2	14.3	20.4

Total operating expenses	147.2	148.9	446.0	437.8

Operating income	62.6	42.0	153.4	123.8
Equity in net earnings of unconsolidated affiliates	0.8	0.8	1.6	3.8
Interest expense	(20.7)	(23.4)	(67.1)	(69.6)
Debt retirement costs	—	—	(6.9)	—
Foreign Exchange (loss) gain, net	(1.9)	4.5	(1.6)	(6.7)
Other income, net	1.0	0.9	1.6	2.0

Income before income taxes and minority interest	41.8	24.8	81.0	53.3
Income tax expense (benefit)	8.3	(1.7)	18.2	14.4

Income before minority interest	33.5	26.5	62.8	38.9
Minority interest	—	0.1	—	0.1

Net income	$33.5	$26.6	$62.8	$39.0

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
(Formerly known as TFM, S.A. de C.V.)

Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(In millions, except
	share amounts)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$60.0	$14.4
Accounts receivable, net	129.8	151.2
Related party receivable	32.8	34.9
Inventories, net	32.8	22.8
Other current assets	39.6	74.6

Total current assets	295.0	297.9
Investments	45.6	43.9
Property and equipment, net	725.6	681.1
Concession assets, net	1,230.6	1,303.3
Deferred tax asset	118.4	117.5
Other assets	44.1	45.3

Total assets	$2,459.3	$2,489.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$0.3	$26.2
Accounts and wages payable	66.7	114.2
Related party payable	18.6	45.9
Accrued liabilities	129.2	95.7

Total current liabilities	214.8	282.0
Other liabilities:
Long-term debt	840.4	849.7
Other noncurrent liabilities and deferred credits	101.9	113.6

Total other liabilities	942.3	963.3
Minority Interest	(2.3)	(1.4)
Commitments and contingencies
Stockholders’ equity
Common stock, 4,785,510,235 shares authorized, issued without par value	608.3	1,758.9
Receivable under agreements with parent company	—	(593.6)
Treasury/parent shares	—	(561.5)
Additional paid in capital	243.6	205.4
Retained earnings	452.6	435.9

Total stockholders’ equity	1,304.5	1,245.1

Total liabilities and stockholders’ equity	$2,459.3	$2,489.0

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
(Formerly known as TFM, S. A. de C. V.)

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2007	2006
	(In millions)
	(Unaudited)

Operating activities:
Net income	$62.8	$39.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70.8	66.2
Deferred income tax	18.2	14.4
Deferred statutory profit sharing	9.3	5.0
Debt retirement cost	6.9	—
Equity in undistributed earnings of unconsolidated affiliates	(1.6)	(3.8)
Minority interest	—	(0.1)
Gain on sale of assets	(0.2)	—
Changes in working capital items:
Accounts receivable	21.5	(8.1)
Related parties	(25.2)	17.5
Inventories	(10.0)	(4.4)
Other current assets	34.0	(4.0)
Accounts and wages payable and accrued liabilities	(14.7)	(15.6)
Other, net	(11.3)	(8.2)

Net cash provided by operating activities	160.5	97.9

Investing activities:
Capital expenditures	(80.3)	(57.4)
Proceeds from disposal of property	16.4	0.4
Other, net	(9.0)	—

Net cash used for investing activities	(72.9)	(57.0)

Financing activities:
Proceeds from issuance of long-term debt	211.7	—
Repayment of long-term debt	(237.3)	—
Debt issuance costs	(16.1)	—
Other, net	(0.3)	(6.4)

Net cash used for financing activities	(42.0)	(6.4)

Cash and cash equivalents:
Net increase during each period	45.6	34.5
At beginning of year	14.4	7.1

At end of period	$60.0	$41.6

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
(Formerly known as TFM, S. A. de C. V.)

Consolidated Statements of Changes in Stockholders’ Equity

		Receivable Under	Treasury/	Additional
	Common	Agreements with	Parent	Paid in	Retained
	Stock	Parent Company	Shares	Capital	Earnings	Total
	(In millions)
	(Unaudited)

Balances at December 31, 2006	$1,758.9	$(593.6)	$(561.5)	$205.4	$435.9	$1,245.1
Net income for the period	—	—	—	—	19.7	19.7

Balances at March 31, 2007	1,758.9	(593.6)	(561.5)	205.4	455.6	1,264.8
Cancellation of the shares received from the Mexican government related to the VAT/PUT settlement	(351.8)	—	305.4	46.4	—	—
KCSM Results April, 2007	—	—	—	—	(0.4)	(0.4)
KCSM Stockholders cancellation due to merger	(1,407.1)	593.6	256.1	(251.8)	(455.2)	(1,264.4)
Grupo KCSM Stockholders’ equity as of merger	807.0	—	(256.1)	320.7	405.4	1,277.0
Grupo KCSM Treasury shares cancellation due to merger	(198.7)	—	256.1	(57.4)	—	—
KCSM net income post merger	—	—	—	—	13.7	13.7

Balances at June 30, 2007	608.3	—	—	263.3	419.1	1,290.7

Adjustment to purchase accounting assets reflecting push down from KCS	—	—	—	(19.7)	—	(19.7)
Net income for the period	—	—	—	—	33.5	33.5

Balances at September 30, 2007	$608.3	$—	$—	$243.6	$452.6	$1,304.5

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in millions of US dollars)

1.	Accounting Policies and Interim Results.

In the opinion of the management of KCSM, the accompanying unaudited consolidated financial statements contain all adjustments necessary, which are of a normal and recurring nature, to present fairly the financial position of the Company as of September 30, 2007, and December 31, 2006, the results of operations for the three and nine months ended September 30, 2007 and 2006, its cash flows for the nine months ended September 30, 2007 and 2006 and its changes in stockholders equity for the nine months ended September 30, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year ending December 31, 2007. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Settlement Agreement.

On September 24, 2007, Kansas City Southern KCSM’s direct parent company, (“KCS”), entered into a Settlement Agreement (the “Agreement”) with Grupo TMM, S.A.B. (“TMM”, formerly Grupo TMM, S.A.) TMM Logistics, S.A. de C.V., a subsidiary of TMM, and VEX Asesores Corporativos, S.A. de C.V. (formerly José F. Serrano International Business, S.A. de C.V.), resolving certain claims and disputes over liabilities established as part of KCS’ acquisition of KCSM (successor by merger to Grupo KCSM). Pursuant to the terms of the Agreement, KCS agreed to pay TMM $54.1 million in cash to retire two notes totaling $86.6 million created at the closing of the KCSM acquisition to cover certain post-closing contingencies and tax liabilities. This agreement was primarily accounted for as a change to the final purchase price of KCS’ investment in KCSM. KCSM adjusted its purchase accounting assets and will reduce prospectively the amortization of these assets over approximately the next twenty four years.

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

As of September 30, 2007, the Company did not have any outstanding call option contracts. As of September 30, 2006, KCSM had one Mexican peso call option outstanding in the notional amount of $1.7 million based on the average exchange rate of Ps.14.50 Mexican pesos per U.S. dollar. This option expired on May 29, 2007.

As of September 30, 2007, the Company had six U.S. dollar forward contracts with an aggregate notional amount of $0.6 million. The U.S. dollar contracts mature between June and December 2008 and are based on the forward exchange rate ranging from Ps.11.35 and Ps.11.49.

Foreign currency balances.  At September 30, 2007 and at December 31, 2006, KCSM had financial assets and liabilities denominated in Mexican pesos of Ps.2,119.4 million and Ps.2,304.0 million, and Ps.695.6 million and Ps.651.4 million, respectively. At September 30, 2007 and at December 31, 2006, the exchange rate was Ps.10.92 and Ps.10.82, per U.S. dollar, respectively.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

4.	Pension.

Union Pension.  Under the provisions of a bargaining agreement for covered employees, the Company provides a substantive pension benefit in the form of a lump-sum post-retirement payment to retirees who leave the Company after age 60. The benefit to retirees is based on a statutory termination indemnity calculation under Mexican law which is based on the retiree’s salary at the time of retirement and the number of years of credited service. The Company’s practice is to fund benefits under this program as the obligations become due. The net periodic cost for this plan was $0.6 million and $1.8 million for the three and nine months ended September 30, 2007.

5.	Commitments and Contingencies.

Concession duty.  KCSM operates under a 50-year concession granted by the Mexican government to provide freight transportation services over the Northeast Rail Lines in Mexico (the “Concession”). Under the Concession, the Mexican government has the right to receive a payment from the Company equivalent to 0.5% of the gross revenue during the first 15 years of the Concession period and 1.25% during the remaining years of the Concession period. For the three and nine months ended September 30, 2007 and 2006, the concession duty expense amounted to $1.1 million, $3.2 million, $1.0 million and $2.9 million, respectively, which was recorded within operating expenses.

Litigation.  The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary, routine nature and incidental to its operations. Included in these proceedings are various claims brought by current and former employees for job related injuries and by third parties for injuries related to railroad operations. KCSM aggressively defends these matters and has established appropriate liability reserves which management believes are adequate to cover expected costs. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of the Company’s management, other than those proceedings described in detail below, such proceedings and actions should not, individually, or in the aggregate, have a material effect on the Company’s financial statements. However, a material adverse outcome in one or more of these proceedings could have a material impact on the operating results of a particular period.

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

Notes to Consolidated Financial Statements — (Continued)

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

Disputes Relating to the Scope of the Mandatory Trackage Rights.  KCSM and Ferromex are parties to various civil cases involving disputes over the application and proper interpretation of the mandatory trackage rights. In August 2002, the SCT issued rulings determining Ferromex’s trackage rights in Monterrey, Nuevo León. KCSM and Ferromex both appealed the SCT’s rulings. At the Mexican Administrate Federal Court level, KCSM obtained what it believed were favorable rulings in April 2005. Ferromex appealed these rulings and the case was returned to the Mexican Administrative Federal Court. The Administrative Federal Court issued a ruling on June 11, 2007, which was served on KCSM on August 8, 2007. In the ruling, the Mexican Administrative Federal Court reversed the earlier favorable ruling and decided that Ferromex could use certain auxiliary tracks awarded to KCSM in its concession. KCSM appealed this ruling at the beginning of September 2007, arguing that the Mexican Administrative Federal Court wrongly failed to consider the earlier favorable decision in making its revised ruling and also failed to consider the length and limits of the trackage rights included in KCSM’s Concession Title. The Company believes that based on its assessment of the facts in this case, there will be no material effect on its financial statements.

Mexican Antitrust investigation.

In August 2006, the Comision Federal de Competencia (Mexican Antitrust Commission) announced an investigation into possible antitrust practices in the provision of rail cargo services. The targets of that investigation have not been identified, and while KCSM may be required to provide information in connection with their investigation, it does not believe that its operations are the subject of this inquiry.

SCT Sanction Proceedings.

In April 2006, the SCT initiated a proceeding against KCSM, claiming that KCSM had failed to make certain minimum capital investments projected for 2004 and 2005 under its five-year business plan filed with the SCT prior to its acquisition by KCS. KCSM believes it made capital expenditures exceeding the required amounts. KCSM responded to the SCT by providing evidence in support of its investments and explaining why it believes sanctions are not appropriate. In May 2007, the Company was served with an SCT resolution regarding the sanction proceeding for 2004. In June 2007, the Company was served with an SCT notification that KCSM had failed to make minimum capital investments. The SCT imposed a fine in the amount of Ps.46,800. The Company will challenge both rulings before the Mexican Administrative Federal Court and, if necessary, KCSM will have the right to appeal any adverse ruling by the Mexican Administrative Federal Court before the Mexican Federal Magistrates Tribunal. The Company believes that even if the threatened sanctions become effective, there will be no material adverse effect on the operations of KCSM. However, if these proceedings are conclusively ruled adversely against KCSM and sanctions are imposed, KCSM could be subject to possible future revocation of its concession if the SCT imposes sanctions on three additional occasions for the same failure over the remaining term of the concession.

Mancera Proceeding.

In February 2006, Mancera Ernst & Young, S.C. (“Mancera”) filed a claim against KCSM seeking payment for the reminder of a contingency fee for costs and expenses derived from Mancera’s representation of the Company in the Company’s value added tax (“VAT”) claim against the Mexican government. In March 2006, the Company responded to the claim and the parties are currently in the evidence stage of the trial. Although it is not possible to predict the outcome of any litigation, the Company believes this claim lacks

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

certain merits and that KCSM can assert strong defenses. Accordingly, the Company expects this claim to settle for less than the $11.7 million or Ps.129.0 million that has been demanded by Mancera. Management believes that it has adequately reserved for the Company’s obligation under the engagement agreement with Mancera and does not believe that the resolution of this claim will have a material adverse effect on the Company’s financial statements.

Acquisition of Locomotives.

General Electric Company.  In August 2007, KCSM entered into a definitive agreement with General Electric Company to purchase 50 new ES44AC locomotives, with 20 scheduled to be delivered no later than December 31, 2007 and the remaining 30 scheduled to be delivered in June 2008 through August 2008. Of the 20 locomotives scheduled for 2007, KCSM has taken legal possession of 9 of the locomotives as of September 30, 2007. These 9 locomotives have been recorded as assets held for sale as of September 30, 2007. The Company intends to finance the acquisitions with operating leases.

Electro-Motive Diesels, Inc.  In April 2007, KCSM entered into a definitive purchase agreement with Electro Motive Diesels, Inc. to purchase 40 new SD70Ace locomotives, scheduled to be delivered between October 2007 and December 2007. The Company intends to finance the acquisitions with operating leases.

Locomotive sales.  In June 2007, Arrendadora KCSM, S.A de C.V. (“Arrendadora KCSM”) and The Kansas City Southern Railway Company (“KCSR”) entered into a Locomotive Purchase and Sale Agreement whereby Arrendadora KCSM agreed to sell 55 locomotives to KCSR with aggregate purchase price of approximately $11.5 million. As of September 30, 2007, Arrendadora KCSM has sold 50 locomotives under the agreement.

Locomotive purchase.  In December 2006, the Company and KCSR entered into a Locomotive Purchase and Sale Agreement whereby the Company agreed to purchase 44 locomotives with an aggregate purchase price of approximately $15.8 million. As of September 30, 2007, the Company has purchased 39 locomotives under the agreement.

6.	Income taxes.

On October 1, 2007 the Entrepreneurial Tax of Unique Rate (referred to by its Spanish acronym, IETU or “Flat Tax”) in México was published. The Flat Tax law will be effective on January 1, 2008 and replaces the Asset Tax law. The Flat Tax applies to a different tax base than the income tax and will be paid if the Flat Tax exceeds the income tax computed under existing law. Additional secondary laws and clarifying rulings will be published before the effective date of the Flat Tax. The Company is assessing various tax alternatives and is awaiting additional rulings expected to be issued in the fourth quarter. The Company is currently unable to determine with certainty the full impact of the new tax law and whether it will have a material effect on the consolidated financial statements.

The provisions of FIN 48 were effective for KCSM beginning January 1, 2007. The Company does not have unrecognized tax benefits or interest related to uncertain positions. Additionally, the Company does not expect the unrecognized tax benefit to change significantly within the next twelve months.

Tax returns filed in Mexico from 2001 through the current year remain open to examination with the taxing authority in México.

KCSM policy will be to include interest and penalties related to uncertain tax positions in income before taxes in the income statement.

7.	Registration Statements.

Registration Statements.  In November 2006, KCSM issued $175 million of 7 5/8% senior notes due 2013 (“7 5/8% Senior Notes”) in a private offering. Pursuant to a registration rights agreement entered into by the Company at the time of the issuance of the 7 5/8% Senior Notes the Company agreed to register the 7 5/8% Senior

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Notes within 270 days of the date of issuance. KCSM filed a Form S-4 Registration Statement with the SEC on September 18, 2007, to register the 7 5/8% Senior Notes. On September 28, 2007, the SEC declared this Registration Statement effective and the Company commenced an exchange offer to allow the holders of the 7 5/8% Senior Notes to exchange such notes for registered notes with terms substantially identical to the 7 5/8% Senior Notes. The exchange offer expires on October 26, 2007.

In May 2007, KCSM issued $165 million of 7 3/8% senior notes due 2014 (“7 3/8% Senior Notes”) in a private offering. Pursuant to a registration rights agreement entered into by the Company at the time of the issuance of the 7 3/8% Senior Notes the Company agreed to register the 7 3/8% Senior Notes within 270 days of the date of issuance. KCSM filed a Form S-4 Registration Statement with the SEC on October 5, 2007, to register for the 7 3/8% Senior Notes. The SEC has notified the Company’s counsel that it will review this Registration Statement. The Company expects to resolve any comments received from the SEC in the fourth quarter of 2007 and to commence an exchange offer to allow the holders of the 7 3/8% Senior Notes to exchange such notes for registered notes with terms substantially identical to the 7 3/8% Senior Notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Kansas City Southern de México, S.A. de C.V.:

We have reviewed the accompanying consolidated balance sheet of Kansas City Southern de México, S.A. de C.V. and subsidiaries (the Company) as of September 30, 2007, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2007 and 2006, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006, and its changes in stockholders’ equity for the nine-month period ended September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Kansas City, Missouri
October 25, 2007

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

Management’s narrative analysis relates to the financial condition and results of operations of KCSM and its subsidiaries. As discussed in Note 2 to the consolidated financial statements, on September 24, 2007, KCS entered into an Agreement with TMM, TMM Logistics, S.A de C.V., and VEX Asesores Corporativos, S.A. de C.V. resolving certain claims and disputes over liabilities established as part of KCS’ acquisition of KCSM. Pursuant to the terms of the Agreement, KCS agreed to pay TMM $54.1 million in cash to retire two notes totaling $86.6 million created at the closing of the KCSM acquisition to cover certain post-closing contingencies and tax liabilities. This agreement was primarily accounted for as a change to the final purchase price of KCS’ investment in KCSM. KCSM adjusted its purchase accounting assets and will reduce prospectively the amortization of these assets over approximately the next twenty four years.

Results of Operations.

Revenues.

The following table summarizes by product category, KCSM revenues (in millions), and traffic volumes by carloads (in thousands), for the three and nine months ended September 30, 2007 and 2006. Certain prior year amounts have been reclassified to reflect changes in the business groups to conform to the current year presentation.

	Revenues
	Three Months				Carloads and Intermodal Units
	Ended				Three Months Ended
	September 30,		Change		September 30,		Change
	2007	2006	Dollars	Percent	2007	2006	Units	Percent

Chemical and petroleum	$36.1	$32.8	$3.3	10%	21.1	20.3	0.8	4%
Forest products and metals	59.1	59.9	(0.8)	(1)%	48.3	55.5	(7.2)	(13)%
Agricultural and minerals	56.0	49.3	6.7	14%	37.5	36.2	1.3	4%

Sub-Total general commodities	151.2	142.0	9.2	6%	106.9	112.0	(5.1)	(5)%
Intermodal and automotive	47.6	40.8	6.8	17%	92.2	77.2	15.0	19%
Coal	6.7	5.2	1.5	29%	6.7	6.1	0.6	10%

Carloads revenues, units and intermodal units	205.5	188.0	17.5	9%	205.8	195.3	10.5	5%

Other revenues	4.3	2.9	1.4	48%

Total revenues(i)	$209.8	$190.9	$18.9	10%

(i) Included in revenues:
Fuel surcharge	$14.0	$10.7

	Revenues
	Nine Months				Carloads and Intermodal Units
	Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2007	2006	Dollars	Percent	2007	2006	Units	Percent

Chemical and petroleum	$99.6	$94.0	$5.6	6%	59.9	61.0	(1.1)	(2)%
Forest products and metals	185.2	181.7	3.5	2%	157.7	178.4	(20.7)	(12)%
Agricultural and minerals	152.9	138.0	14.9	11%	107.6	105.5	2.1	2%

Sub-Total general commodities	437.7	413.7	24.0	6%	325.2	344.9	(19.7)	(6)%
Intermodal and automotive	131.4	118.6	12.8	11%	254.5	227.5	27.0	12%
Coal	16.1	14.5	1.6	11%	18.3	18.1	0.2	1%

Carloads revenues, units and intermodal units	585.2	546.8	38.4	7%	598.0	590.5	7.5	1%

Other revenues	14.2	14.8	(0.6)	(4)%

Total revenues(i)	$599.4	$561.6	$37.8	7%

(i) Included in revenues:
Fuel surcharge	$38.6	$29.8

KCSM revenues for the three and nine months ended September 30, 2007 totaled $209.8 million and $599.4 million compared to $190.9 million and $561.6 million for the same periods in 2006. This increase is primarily due to targeted rate increases and increased fuel surcharge participation, partially offset by a decrease in carload volumes primarily in the forest products and metals commodity group. The following discussion provides an analysis of revenues by commodity group.

Chemical and petroleum.  Revenues increased for chemical and petroleum products for the three months ended September 30, 2007, compared to the same period in 2006, due to strong price increases and increased volume, primarily in soda ash, organic acid, and plastics products. Revenues increased for the nine months ended September 30, 2007, compared to the same period in 2006, due to strong price increases partially offset by a reduction in volume due to higher demand in 2006 for fuel, oil, diesel, gasoline, and plastic products attributable to the late 2005 hurricanes which had impacted the Gulf Coast refineries.

Forest products and metals.  Revenues in forest products and metals decreased during the three months ended September 30, 2007, compared to the same period in 2006, primarily due to the decline of export volumes of beer and steel. The decline in steel is attributed to a major customer’s plant shutdown for maintenance during the third quarter of 2007. Revenues increased during the nine months ended September 30, 2007, compared to the same period in 2006, due to the increase in long haul carloadings from Lázaro Cárdenas to Monterrey.

Agricultural and minerals.  Revenues and volume from agricultural and minerals products increased during the three and nine months ended September 30, 2007, compared to the same period in 2006, due to price increases and a recovery in import shipments of soybean and sorghum products.

Intermodal and automotive.  Revenues and volume increased for intermodal and automotive during the three and nine months ended September 30, 2007, compared to the same period in 2006, as a result of targeted rate increases and increases in traffic at the port of Lázaro Cárdenas. The increased traffic at the port can be attributed to two additional shipping customers and an increase in intermodal cross border business. Automotive volume has also increased due to major customers’ recovery in production.

Coal.  Revenues increased during the three and nine months ended September 30, 2007, compared to the same period in 2006, as a result of new traffic from Lázaro Cárdenas to Nava, Coahuila.

Operating expenses.

The following table summarizes KCSM’s operating expenses (in millions) for the three and nine months ended September 30, 2007 and September 30, 2006, respectively. Certain prior period amounts have been reclassified to conform to the current year presentation.

	Three Months
	Ended
	September 30,		Change
	2007	2006	In Dollars	Percent

Compensation and benefits	$36.7	$30.9	$5.8	19%
Purchased services	26.6	33.1	(6.5)	(20)%
Fuel	30.2	28.5	1.7	6%
Equipment costs	25.5	26.7	(1.2)	(4)%
Depreciation and amortization	23.4	21.6	1.8	8%
Casualties and insurance	2.4	3.9	(1.5)	(38)%
Materials and other costs	2.4	4.2	(1.8)	(43)%

Total operating expenses	$147.2	$148.9	$(1.7)	(1)%

	Nine Months
	Ended
	September 30,		Change
	2007	2006	In Dollars	Percent

Compensation and benefits	$106.8	$94.7	$12.1	13%
Purchased services	77.6	96.6	(19.0)	(20)%
Fuel	88.6	82.5	6.1	7%
Equipment costs	78.2	67.2	11.0	16%
Depreciation and amortization	70.8	66.2	4.6	7%
Casualties and insurance	9.7	10.2	(0.5)	(5)%
Materials and other costs	14.3	20.4	(6.1)	(30)%

Total operating expenses	$446.0	$437.8	$8.2	2%

Compensation and benefits.  For the three months ended September 30, 2007, compensation and benefits increased $5.8 million, compared to the same period in 2006, primarily due to increases in the statutory profit sharing, other fringe benefits and pension costs. These increases were partially offset by a decrease in incentive compensation expense. For the nine months ended September 30, 2007, compensation and benefits increased $12.1 million, compared to the same period in 2006, primarily due to increases in the statutory profit sharing, incentive compensation expense, other fringe benefits and pension costs.

Purchased services.  Purchased services expense for the three and nine months ended September 30, 2007 decreased $6.5 million and $19.0 million, compared to the same periods in 2006. This decrease is due to a reclassification of certain customer switching and transloading costs as revenue deductions, lower telecommunications expenses, and a decrease in locomotive maintenance expenses. These decreases were partially offset by an increase in legal and management expenses.

Fuel.  For the three and nine months ended September 30, 2007, fuel increased $1.7 million and $6.1 million, compared to the same periods in 2006. Fuel expense was driven by higher diesel fuel price partially offset by lower gross ton miles per gallon due to changes in traffic mix.

Equipment costs.  Equipment costs decreased $1.2 million for the three months ended September 30, 2007, compared to the same period in 2006, due to a reduction in the use of foreign freight cars by KCSM and the increase use of KCSM freight cars by foreign roads. These decreases were partially offset by customer car hire billed at border, which was reclassified to revenues in 2007. For the nine months ended September 30, 2007, equipment cost increased $11.0 million, compared to the same period in 2006, primarily due to customer car hire billed at the border, which was reclassified to revenues in 2007.

Depreciation and amortization.  Depreciation and amortization expenses for the three and nine months ended September 30, 2007 increased $1.8 million and $4.6 million, compared to the same periods in 2006, primarily due to an increase in the asset base offset by changes in the estimated useful lives recorded in the third quarter 2006.

Casualties and insurance.  Casualties and insurance expense for the three months and nine months ended September 30, 2007 decreased $1.5 million and $0.5 million, compared to the same periods in 2006, due to lower cargo damage accruals as well as decreased premium expenses during 2007 driven by reductions in derailment incidents. These decreases were partially offset by an increase in environmental remediation expenses.

Materials and other costs.  For the three and nine months period ended September 30, 2007, these expenses decreased $1.8 million and $6.1 million, compared to the same periods in 2006. The decrease reflects changes to allowances for freight receivables bad debt expense primarily due to favorable loss experience and fewer write offs of receivables acquired in the acquisition of KCSM.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

Omitted pursuant to General Instruction H(2)(c).

Item 4.	Controls and Procedures.

(a) Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s President and Executive Representative and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the President and Executive Representative and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the President and Executive Representative and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The information set forth in Part I, Item 1. “Financial Statements,” Note 5 to the Consolidated Financial Statements of this Form 10-Q is hereby incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on October 26, 2007.

Kansas City Southern de México S.A. de C.V.

/s/ Patrick J. Ottensmeyer
Patrick J. Ottensmeyer
Chief Financial Officer
(Principal Financial Officer)

/s/  Michael K. Borrows
Michael K. Borrows
Chief Accounting Officer
(Principal Accounting Officer)