Form 10-K
period 2007-12-31
Kansas City Southern de Mexico, S.A. de C.V.
filed 2008-02-15
CIK 1055294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 333-08322
KANSAS CITY SOUTHERN DE MÉXICO, S.A. DE C.V.
(formerly known as TFM, S.A. de C.V.)
(Exact Name of Registrant as Specified in Its Charter)
Kansas City Southern of Mexico
(Translation of Registrant’s name into English)

MÉXICO (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

Montes Urales 625 Lomas de Chapultepec 11000 México, D.F. México (Address of Principal Executive Offices)
+ (5255) 9178-5686
(Address, Including Zip Code, and Telephone Number,
Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑     No ☐
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☐      Not applicable ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐     (Not applicable)
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company. Yes ☐     No ☑
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates: Not applicable
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 4,785,510,235.
Kansas City Southern de México, S.A de C.V. meets the conditions set forth in General Instruction I(1)(a) and (b) and is therefore filing this form with the reduced disclosure format.
DOCUMENTS INCORPORATED BY REFERENCE: Not applicable.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
2007 Form 10-K Annual Report

     Unless otherwise indicated or the context otherwise requires, all references in this Annual Report to “KCSM” or “the Company,” or similar terms refer to Kansas City Southern de México, S.A. de C.V. (formerly known as TFM, S.A. de C.V.) together with its subsidiaries, references to “KCS” refer to Kansas City Southern, a Delaware corporation that, as of September 12, 2005, became KCSM’s sole shareholder; references to “Grupo KCSM” refer to Grupo KCSM, S.A. de C.V. (formerly known as Grupo Transportación Ferroviaria Mexicana, S.A. de C.V.); and references to “$”, “U.S. dollar” or “dollar” are to the lawful currency of the United State of America.
Cautionary Statement Regarding Forward-Looking Statements
     You should carefully review the information contained in this Annual Report on Form 10-K and in other reports or documents that the Company files from time to time with the Securities and Exchange Commission (the “SEC”). In this Annual Report on Form 10-K, the Company states its beliefs of future events and future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only the Company’s predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks discussed in this Annual Report on Form 10-K and other reports or documents that the Company files from time to time with the SEC. Those factors may cause actual results to differ materially from any forward-looking statements. All forward-looking statements attributable to the Company or a person acting on its behalf are expressly qualified in their entirety by this cautionary statement.
Part I
Item 1. Business
COMPANY HISTORY
     KCSM commenced operations in June 1997 under a 50-year Concession granted by the Mexican government to provide freight transportation services over the Northeast Rail Lines, the first rail lines to be privatized in the Mexican railroad system. Prior to the privatization, KCS and Grupo TMM, S.A. (“Grupo TMM”) jointly formed and invested in KCSM’s parent, Grupo KCSM, with KCS owning a 36.9% economic interest (49% of the shares entitled to full voting rights) and Grupo TMM owning a 38.5% economic interest (51% of the shares entitled to full voting rights). In 2002, KCSM purchased the remaining 24.6% of Grupo KCSM held by the Mexican government. This transaction increased KCS’ ownership in Grupo KCSM to a 46.6% economic interest and Grupo TMM’s ownership in Grupo KCSM to a 48.5% economic interest.
     On April 1, 2005, KCS completed the acquisition from Grupo TMM of all of its shares of Grupo KCSM, giving KCS ownership of 100% of the shares of Grupo KCSM entitled to full voting rights. As of April 1, 2005, Grupo KCSM owned 80% of the Company’s capital stock (which represented all of KCSM’s shares with full voting rights), while the remaining 20% of KCSM (with limited voting rights) was owned by the Mexican government. Accordingly, KCS became KCSM’s controlling stockholder through its ownership of Grupo KCSM on April 1, 2005.
     On September 12, 2005, Grupo KCSM and KCS, along with Grupo TMM, entered into a settlement agreement with the Mexican government resolving certain disputes and controversies between the companies and the Mexican government concerning the payment of a refund of the value added taxes (“VAT”) paid when the Concession Title and certain other assets were transferred to KCSM and Grupo KCSM’s obligation to purchase the remaining shares of KCSM owned by the Mexican government. As a result of this settlement, KCS and its subsidiaries now own 100% of both Grupo KCSM and KCSM and the Mexican government’s remaining 20% ownership interest in KCSM was eliminated; the potential obligation of KCS, Grupo KCSM and Grupo TMM to acquire the Mexican government’s remaining 20% interest in KCSM was eliminated; and the legal obligation of the Mexican government to issue the VAT refund to KCSM was satisfied.
     On December 20, 2006, after receiving shareholder approval, KCSM amended its By-laws to transform KCSM into a sociedad de responsabilidad limitada de capital variable.
     On April 2, 2007, KCSM adopted corporate resolutions approving: (i) KCSM’s conversion (“Re-transformation”) from a sociedad de responsabilidad limitada de capital variable to a sociedad anónima de capital variable and (ii) the legal merger, (“the 2007 Merger”) of Grupo KCSM with KCSM, with KCSM as the surviving corporation. The Re-transformation and the 2007 Merger became effective on May 8, 2007, the date on which the corresponding corporate resolutions were filed for registry within the Mexican Public Registry of Commerce (Registro Público de Comercio).

BUSINESS OVERVIEW
     KCSM operates the primary commercial corridor of the Mexican railroad system, which allows it to participate significantly in the growing freight traffic between México, the U.S. and Canada. KCSM’s rail lines consist of about 2,661 miles of main track. In addition, KCSM has trackage rights entitling it to run its trains over 541 miles of track of other Mexican railroad operators. KCSM provides freight transportation services under its 50-year Concession, during the first 30 years of which the Company is the exclusive provider, subject to certain trackage rights of other freight carriers. KCSM’s Concession is renewable for an additional period of up to 50 years subject to certain conditions.
     The Company believes its rail lines comprise the most strategically significant and most actively traveled rail corridor in México. The Company’s rail lines connect the most populated and industrialized regions of México with the principal border gateway between México and the U.S. at Nuevo Laredo (Tamaulipas) and Laredo (Texas). In addition, KCSM serves three of México’s most important seaports at Veracruz (through trackage right granted by Ferrosur, S.A. de C.V. (“Ferrosur”), under the concession), Tampico on the Gulf of México and Lázaro Cárdenas on the Pacific Ocean. As a result, the Company believes its routes are integral to México’s foreign trade.
     KCSM seeks to establish its railroad as the primary inland freight transporter linking México with the U.S. and Canadian markets. As the operator of the primary and most direct rail corridor from México City to the U.S. border, its route structure enables KCSM to benefit from continuing growth resulting from the North American Free Trade Agreement (“NAFTA”). KCSM is the only Mexican railroad that serves the México-U.S. border crossing at Nuevo Laredo-Laredo, which is the largest freight exchange point between México and the U.S. Through KCS’ U.S. rail subsidiaries, as well as through interchanges with other major U.S. railroads, KCSM provides customers with access to an extensive network through which they may distribute products throughout North America and overseas.
     KCSM’s revenues are derived from the movement of a diversified mix of commodities and products mainly attributable to cross-border traffic with the U.S. The Company transports chemical and petroleum products, forest products and metals, agricultural and mineral products, intermodal and automotive products, and coal. Its customers include leading international and Mexican corporations.
Kansas City Southern
     KCS is KCSM’s controlling stockholder. KCS’ principal U.S. subsidiary, The Kansas City Southern Railway Company (“KCSR”), is a U.S. Class I railroad. The rail network of KCSR, The Texas Mexican Railway Company (“Tex-Mex”) and KCSM together comprise approximately 6,000 miles of main and branch lines extending from the midwest and southeast portions of the United States into México.
     KCS’ network connects with other Class I railroads in the United States and provides shippers with an effective alternative to other railroad routes, giving direct access to México and the southeast and southwest United States through less congested traffic hubs. As a result of KCS’ acquisition of control over KCSM, the Company expects to become more coordinated with regard to KCS’ NAFTA growth strategy, which includes KCSR’s established strategic alliances and marketing agreements with other railroads.
Item 1A. Risk Factors.
Risk Factors Relating to KCSM Debt
The Company’s substantial indebtedness could adversely affect its financial position and its ability to meet its obligations under its debt instruments.
     KCSM has a substantial amount of debt and significant debt service obligations. As of December 31, 2007, KCSM had total outstanding indebtedness of $850.7 million, consisting of (i) $30.0 million under the term loan facility, (ii) $20.0 million under the revolving credit facility, (iii) $800.0 million of senior unsecured indebtedness, and (iv) $0.7 million of secured indebtedness. KCSM’s stockholders’ equity was $1,338.7 million as of December 31, 2007, resulting in a debt ratio (total debt as a percentage of total debt plus equity) of 38.9%.
     KCSM’s substantial indebtedness could make it more difficult for it to borrow money in the future and may reduce the amount of money available to finance its operations and other business activities, including the following:

•	KCSM will have to dedicate a substantial portion of its cash flow from operations to the payment of principal, premium, if any, and interest on its debt, which will reduce funds available for other purposes;
•	KCSM may not be able to fund capital expenditures, working capital and other corporate requirements;
•	KCSM may not be able to obtain additional financing, or obtain it at acceptable rates;
•	KCSM’s ability to adjust to changing market conditions and to withstand competitive pressures could be limited, and the Company may be vulnerable to additional risk if there is a downturn in general economic conditions or in its business;
•	KCSM may be exposed to risks in exchange rate fluctuations because any fluctuation of the Mexican peso relative to the U.S. dollar could impact its ability to service debt; and
•	KCSM may be at a disadvantage compared to KCSM’s competitors that have less leverage and greater operating and financing flexibility than the Company does.
Failure to comply with restrictive covenants in KCSM’s existing contractual arrangements could accelerate KCSM’s repayment obligations under its debt.
     The indentures relating to KCSM’s outstanding debt securities and the Credit Agreement dated June 14, 2007, (the “2007 Credit Agreement”), contain a number of restrictive covenants, and any additional financing arrangements KCSM enters into may contain additional restrictive covenants. These covenants restrict or prohibit many actions, including, but not limited to, KCSM’s ability to incur debt, create or suffer to exist liens, make prepayments of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. The 2007 Credit Agreement contains covenants that are more restrictive than those contained in the indentures including, but not limited to, certain financial covenants which require KCSM to maintain specified financial ratios. Failure to maintain compliance with the covenants contained in the indentures or the 2007 Credit Agreement could constitute a default which could accelerate the payment of any amounts outstanding under these financial agreements.
     As a result of KCS acquiring a controlling interest in KCSM, KCSM became subject to the terms and conditions of the indentures governing KCSR’s two senior note issues. The restrictive covenants of these indentures limit KCSM’s ability to incur additional debt for any purpose other than the refinancing of existing debt, including the fees and expenses associated with such refinancing, and certain new asset financing.
     On December 19, 2007, KCSM entered into Amendment No. 1 and Waiver No. 1 to the 2007 Credit Agreement (“KCSM Amendment and Waiver No. 1”) to modify certain terms to permit the Company to finance the acquisition of new locomotives by incurring indebtedness on an accelerated basis as compared to the original terms contained in the 2007 Credit Agreement. The KCSM Amendment and Waiver No. 1 also waives certain defaults under the 2007 KCSM Credit Agreement as of the quarter ending December 31, 2007, as a result of the acquisition of the new locomotives in the fourth quarter of 2007, in order to permit the Company sufficient time to complete its financing of the new locomotives.
     Although KCSM is currently in compliance with all covenants under the 2007 Credit Agreement and the indentures, KCSM cannot guarantee that it will be able to remain in compliance with these covenants in the future and, if it fails to do so, that KCSM will be able to obtain waivers from the appropriate parties and/or amend the covenants.
Risk Factors Relating to Ongoing Litigation
     KCSM is a party to various legal proceedings and administrative actions arising in the ordinary course of business including those specifically mentioned below.
Mancera Proceeding.
     In February 2006, Mancera Ernst & Young, S.C., (“Mancera”) filed a claim against KCSM seeking payment for the remainder of a contingency fee for costs and expenses related to Mancera’s representation of the Company in the Company’s value added tax (“VAT”) claim against the Mexican government. In March 2006, the Company responded to the claim and the parties are still in the evidence stage of the trial. Management believes that it has adequately reserved for its obligation under the engagement agreement with Mancera and does not believe that the resolution of this claim will have a material adverse effect on the Company’s financial statements.
Risk Factors Relating to KCSM’s Business
KCSM may not be successful at reducing its operating costs and increasing its operating efficiencies.
     KCSM must continue to reduce its operating costs and increase its operating efficiencies to achieve further cost savings in future periods. The Company cannot guarantee that it will be able to achieve all of the cost savings that it expects to realize from current initiatives. In particular, the Company may be unable to implement one or more of its initiatives successfully or it may experience unexpected cost increases that offset the savings that the company achieves. KCSM’s failure to realize cost savings may adversely affect its results of operations.
KCSM’s Concession is subject to revocation or termination in certain circumstances which would prevent KCSM from operating its railroad and would have a material adverse effect on its business and financial condition.
     KCSM operates under a 50-year Concession granted by the Mexican government. The Concession gives KCSM exclusive rights to provide freight transportation services over its rail lines for 30 years of the 50-year Concession, subject to certain trackage and haulage rights granted to other concessionaires. The Secretaría de Comunicaciones y Transportes (Ministry of Communications) (“SCT”) is principally responsible for regulating railroad services in México. The SCT has broad powers to monitor KCSM’s compliance with the Concession and it can require KCSM to supply it with any technical, administrative and financial information it requests. Among other obligations, KCSM must comply with the investment commitments established in its business plan, which forms an integral part of the Concession, and must update the plan every five years. The SCT treats KCSM’s business plans confidentially. The SCT also monitors KCSM’s compliance with efficiency and safety standards established in the Concession. The SCT reviews, and may amend, these standards every five years.
     The Mexican Railroad Services Law and regulations provide the Mexican government certain rights in its relationship with KCSM under the Concession, including the right to take over the management of KCSM and its railroad in certain extraordinary cases, such as imminent danger to national security. In the past, the Mexican government has used such power with respect to other privatized industries, including the telecommunications industry, to ensure continued service during labor disputes. In addition, under the Concession and the Mexican Railroad Services Law and regulations, the SCT, in consultation with The Comision Federal de Competencia (Mexican Antitrust Commission), or COFECO reserves the right to set tariffs if it determines that effective competition does not exist in the Mexican railroad industry. COFECO, however has not published guidelines regarding the factors that constitute a lack of competition. It is therefore unclear under what particular circumstances COFECO would deem a lack of competition to exist. If the SCT intervenes and sets tariffs, the rates it sets may be too low to allow KCSM to operate profitably.
     The Concession is renewable for up to 50 years, subject to certain conditions. The SCT may revoke the Concession if KCSM is sanctioned on three distinct occasions if KCSM unjustly interrupts the operation of its rail lines or if KCSM charges tariffs higher than the tariffs it has registered with the SCT. In addition, the SCT may revoke the Concession if, among other things, KCSM is sanctioned on five distinct occasions because KCSM restricts the ability of other Mexican rail operators to use its rail lines; KCSM fails to make payments for damages caused during the performance of services; KCSM fails to comply with any term or condition of the Mexican Railroad Services Law and regulations or the Concession; KCSM fails to make the capital investments required under its five-year business plan filed with the SCT; or KCSM fails to maintain an obligations compliance bond and insurance coverage as specified in the Mexican Railroad Services Law and regulations. In addition, the Concession would revoke automatically if KCSM changes its nationality or assigns or creates any lien on the Concession, or if there is a change in control of KCSM, without the SCT’s approval. The SCT may also terminate the Concession as a result of KCSM’s surrender of its rights under the Concession, or for reasons of public interest or upon KCSM’s liquidation or bankruptcy. Revocation or termination of the Concession would prevent KCSM from operating its railroad and would materially adversely affect KCMS’s operations and the ability to make payments on KCSM’s debt. If the Concession is terminated or revoked by the SCT for any reason, KCSM would receive no compensation and its interest in its rail lines and all other fixtures covered by the Concession, as well as all improvements made by it, would revert to the Mexican government.
     In April 2006, the SCT initiated a proceeding against KCSM, claiming that KCSM had failed to make certain minimum capital investments projected for 2004 and 2005 under its five-year business plan filed with the SCT prior to its acquisition by KCS. KCSM believes it made capital expenditures exceeding the required amounts. KCSM responded to the SCT by providing evidence in support of its investments and explaining why it believes sanctions are not appropriate. In May 2007, the Company was served with an SCT resolution regarding the sanction proceeding for 2004. In June 2007, the Company was served with an SCT notification that KCSM failed to make minimum capital investments for 2004 and 2005. The SCT imposed a fine in the amount of Ps.46,800. On August 16, 2007, the Company filed a nullity claim against the 2004 investment plan resolution issued by the SCT, and on August 20, 2007, the Company filed a nullity claim against the 2005 investment plan resolution, both before the Mexican Administrative Federal Court. If necessary, KCSM will have the right to appeal any adverse ruling by the Mexican Administrative Federal Court before the Mexican Federal Magistrates Tribunal. The Company believes that even if the threatened sanctions become effective, there will be no material adverse effect on the operations of KCSM. However, if these proceedings are conclusively ruled adversely against KCSM and sanctions are imposed, KCSM could be subject to possible future revocation of its Concession if the SCT imposes sanctions on three additional occasions for the same failure over the remaining term of the Concession.
     Under the Concession, KCSM has the right to operate its rail lines, but KCSM does not own the land, roadway or associated structures. If the Mexican government legally terminates the Concession, it would own, control and manage such public domain assets used in the operation of its rail lines. All other property not covered by the Concession, including all locomotives and railcars otherwise acquired, will remain KCSM’s property. The Mexican government will have the right to cause KCSM to lease all service-related assets to it for a term of at least one year, automatically renewable for additional one-year terms up to five years. The Mexican government must exercise this right within four months after revocation of the Concession. In addition, the Mexican government will also have a right of first refusal with respect to certain transfer by KCSM of railroad equipment within 90 days after revocation of the Concession. The Mexican government may also temporarily seize control of KCSM’s rail lines and its assets in the event of a natural disaster, war, significant public disturbance or imminent danger to the domestic peace or economy. In such a case, the SCT may restrict KCSM’s ability to exploit the Concession in such manner as the SCT deems necessary under the circumstances, but only for the duration of any of the foregoing events.
     Mexican law requires that the Mexican government pay compensation if it effects a statutory appropriation for reasons of the public interest. With respect to a temporary seizure due to any cause other than international war, the Mexican Railroad Services Law and regulations provide that the Mexican government will indemnify an affected concessionaire for an amount equal to damages caused and losses suffered. However, these payments may not be sufficient to compensate KCSM for its losses and may not be timely made.
Failure to make capital expenditures could result in the revocation of KCSM’s Concession and adversely affect its financial condition.
     KCSM’s business is capital intensive and requires substantial ongoing expenditures for, among other things, additions and improvements to roadway, structures and technology, acquisitions, and maintenance and repair of its equipment and rail system. KCSM’s failure to make necessary capital expenditures could impair its ability to service its existing customers or accommodate increases in traffic volumes.
     KCSM has funded, and expects to continue to fund, capital expenditures with funds from operating cash flows, equipment leases, debt financing and, to a lesser extent, vendor financing. KCSM may not be able to generate sufficient cash flows from its operations or obtain sufficient funds from external sources to fund its capital expenditure requirements. If financing is available, it may not be obtained on acceptable terms and within the limitations contained in the indentures and other agreements relating to KCSM’s debt.
     KCSM’s Concession from the Mexican government requires KCSM to make investments and undertake capital projects. If KCSM fails to make such capital investments, KCSM’s business plan commitments with the Mexican government may be at risk, requiring KCSM to seek waivers of its business plan. There is no assurance that such waivers, if requested, would be granted by the SCT. KCSM may defer capital expenditures under its business plan with the permission of the SCT. However, the SCT might not grant this permission, and any failure by KCSM to comply with the capital investment commitments in its business plan could result in sanctions imposed by the SCT, and could result in revocation of the Concession if sanctions are imposed on three occasions. KCSM cannot assure that the Mexican government would grant any such permission or waiver. If such permission or waiver is not obtained in any instance and KCSM is sanctioned, its Concession might be at risk of revocation, which would materially adversely affect KCSM’s financial condition and results of operations. See “KCSM’s, Concession is subject to revocation or termination in certain circumstances which would prevent KCSM from operating its railroad and would have a material adverse effect on its business and financial condition”.

KCSM competes against other railroads and other transportation providers.
     KCSM is subject to competition from truck carriers and from barge lines and other maritime shipping. Increased competition could result in downward pressure on freight rates. Competition with other railroads and other modes of transportation is generally based on the rates charged, the quality and reliability of the service provided and the quality of the carrier’s equipment for certain commodities. While KCSM must build or acquire and maintain its infrastructure, truck carriers, maritime shippers and barges are able to use public rights-of-way. The trucking industry provides rate and service competition to the railroad industry. Trucking requires substantially smaller capital investment and maintenance expenditures than railroads and allows for more frequent and flexible scheduling. Continuing competitive pressures, any reduction in margins due to competitive pressures, future improvements that increase the quality of alternative modes of transportation in the locations in which KCSM operates, or legislation or regulations that provide motor carriers with additional advantages, such as increased size of vehicles and reduced weight restrictions, could have a material adverse effect on results of operations, financial condition and liquidity.
     A central part of KCSM’s growth strategy is based upon the conversion of truck traffic to rail. There can be no assurance the Company will have the ability to convert traffic from truck to rail transport or that the customers already converted will be retained. If the railroad industry in general, and KCSM’s operations in particular, are unable to preserve their competitive advantages vis-à-vis the trucking industry, KCSM’s projected revenue growth could be adversely affected. Additionally, the revenue growth attributable to KCSM’s operations could be affected by, among other factors, KCSM’s inability to grow its existing customer base and capture additional cargo transport market share because of competition from the shipping industry and other railroads.
     The North American Free Trade Agreement (“NAFTA”) called for Mexican trucks to have unrestricted access to highways in United States border states by 1995 and full access to all United States highways by January 2000. However, the United States did not follow that timetable because of concerns over México’s trucking safety standards. In February 2001, a NAFTA tribunal ruled in arbitration between the United States and México that the United States must allow Mexican trucks to cross the border and operate on United States highways. On March 14, 2002, as part of its agreement under NAFTA, the U.S. Department of Transportation issued safety rules that allow Mexican truckers to apply for operating authority to transport goods beyond the 20-mile commercial zones along the United States-México border. These safety rules require Mexican motor carriers seeking to operate in the United States to, among other things, pass safety inspections, obtain valid insurance with a United States registered insurance company, conduct alcohol and drug testing for drivers and obtain a U.S. Department of Transportation identification number. Under the rules issued by the U.S. Department of Transportation, it was expected that the border would have been opened to Mexican motor carriers in 2002. However, in January 2003, in response to a lawsuit filed in May 2002 by a coalition of environmental, consumer and labor groups, the U.S. Court of Appeals for the Ninth Circuit issued a ruling which held that the rules issued by the U.S. Department of Transportation violated federal environmental laws because the Department of Transportation failed to adequately review the impact on United States air quality of rules allowing Mexican carriers to transport beyond the 20-mile commercial zones along the United States-México border. The Court of Appeals ruling required the Department of Transportation to provide an Environmental Impact Statement on the Mexican truck plan and to certify compliance with the United States Clean Air Act. The Department of Transportation requested the United States Supreme Court to review the Court of Appeals ruling and, on December 15, 2003, the Supreme Court granted the Department of Transportation’s request. On June 7, 2004, the Supreme Court unanimously overturned the Court of Appeals ruling. The Department of Transportation is in the midst of a year-long pilot program which commenced in early 2007 granting a limited number of Mexican trucking companies the right to operate on international movements between the United States and México and to pick up or deliver outside of the border commercial zone. There can be no assurance that truck transport between México and the United States will not increase substantially in the future. Any such increase in truck traffic could affect KCSM’s ability to continue converting traffic to rail from truck transport because it may result in an expansion in the availability, or an improvement in the quality, of the trucking services offered by Mexican carriers.
     Through KCSM’s Concession from the Mexican government, KCSM has the right to control and operate the southern half of the rail-bridge at Laredo, Texas. Under the Concession, KCSM must grant to Ferrocarril Méxicano, S.A. de C.V. (“Ferromex”) the right to operate over a north-south portion of KCSM’s rail lines between Ramos Arizpe near Monterrey and the city of Queretaro that constitutes over 600 kilometers (360 miles) of KCSM’s main track. Using these trackage rights, Ferromex may be able to compete with KCSM over KCSM’s rail lines for traffic between México City and the United States. The Concession also requires KCSM to grant rights to use certain portions of its tracks to Ferrosur and the “belt railroad” operated in the greater México City area by Ferrovalle thereby providing Ferrosur with more efficient access to certain México City industries. As a result of having to grant trackage rights to other railroads, KCSM loses the capacity of using a portion of its tracks at all times.
     Ferromex, the operator of the largest railway system in México, is in close proximity to KCSM’s rail lines. KCSM has experienced and continues to experience competition from Ferromex with respect to the transport of a variety of products. The rail lines operated by Ferromex run from Guadalajara and México City to four United States border crossings west of the Nuevo Laredo-Laredo crossing, providing an alternative to KCSM’s routes for the transport of freight from those cities to the United States border. In addition, Ferromex directly competes with KCSM in some areas of its service territory, including Tampico, Saltillo, Monterrey, and México City. Ferrosur competes directly with KCSM for traffic to and from southeastern México. Ferrosur, like KCSM, also services México City and Puebla.
     In November 2005, Grupo México, the controlling shareholder of Ferromex, acquired all of the shares of Ferrosur. The common control of Ferromex and Ferrosur would give Grupo México control over a nationwide railway system in México and ownership of 50% of the shares of FTVM. The merger between Ferromex and Ferrosur has been declared illegal by the Mexican Antitrust Commission. Both Ferromex and Ferrosur have challenged this ruling. There can be no assurance as to whether Grupo México will be successful in challenging this ruling. If Grupo México is successful in its appeal, KCSM’s competitive position may be materially harmed.
     On August 3, 2006, COFECO announced an investigation into possible antitrust practices in the provision of rail cargo services. The targets of that investigation have not been identified, and while KCSM may be required to provide information in connection with the investigation, KCSM does not believe its operations are the subject of the inquiry, however there can be no assurance KCSM is not or will not become a subject of the inquiry.
     Rate reductions by competitors could make KCSM’s freight services less competitive and KCSM cannot assure that it would always be able to match these rate reductions. In recent years, KCSM has experienced aggressive rate competition from Ferromex in freight rates for agricultural products and automobiles, which has adversely affected results of operations. KCSM’s ability to respond to competitive measures by decreasing its rates without adversely affecting its gross margins and operating results will depend on, among other things, its ability to reduce operating costs. KCSM’s failure to respond to competitive pressures, and particularly rate competition, in a timely manner could have a material adverse effect on the Company’s financial condition.
     In recent years, there has also been significant consolidation among major North American rail carriers. The resulting merged railroads may attempt to use their size and pricing power to affect KCSM’s access to efficient gateways and routing options that are currently and have been historically available. There can be no assurance that further consolidation in the railroad industry, whether in the United States or México, will not have an adverse effect on operations.
A portion of KCSM’s transportation revenues has historically been derived from the automotive industry, which has had difficulties in recent years.
     KCSM’s transportation revenues derived from the transport of automotive products rose to $105.8 million in 2007 from $97.3 million in 2006. Automobile manufacturers are among KCSM’s most significant customers, together representing approximately 11.8% of its total revenues in 2007. KCSM’s automotive revenues and volumes in 2007 increased due to continued development and expansion of the automotive network in México.
KCSM’ s business strategy, operations and growth rely significantly on agreements with other railroads and third parties.
     Operation of KCSM’s rail network and its plans for growth and expansion rely significantly on agreements with other railroads and third parties and other strategic alliances. KCSM’s operations are dependent on interchange, trackage rights, haulage rights and marketing agreements with other railroads and third parties that enable KCSM’s to exchange traffic and utilize trackage the Company does not own. KCSM ability to provide comprehensive rail service to its customers depends in large part upon its ability to maintain these agreements with other railroads and third parties. The termination of, or the failure to renew, these agreements could adversely affect KCSM’s business, financial condition and results of operations.
     Pursuant to KCSM’s Concession, the Company is required to grant rights to use portions of its tracks to Ferromex, Ferrosur and FTVM. Applicable law stipulates that Ferromex, Ferrosur and Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”) are required to grant to KCSM rights to use portions of their tracks. KCSM’s Concession classifies trackage rights as short trackage rights and long-distance trackage rights. Although all of these trackage rights have been granted under the Concession, no railroad has actually operated under the long-distance trackage rights because the means of setting rates for usage and other related terms of usage have not been agreed upon. Under the Mexican Railroad Services Law and regulations, the rates that KCSM may charge for the right to use its tracks must be agreed upon in writing between KCSM and the party to which those rights are granted. However, if KCSM cannot reach an agreement on rates with rail carriers entitled to trackage rights on KCSM’s rail lines, the SCT is entitled to set the rates in accordance with Mexican law and regulations, which rates may not adequately compensate KCSM.

     KCSM has not been able to reach an agreement with Ferromex regarding the rates to be charged for trackage rights, interline services and haulage rights. KCSM and Ferromex are involved in judicial, civil and commercial litigation and administrative proceedings over with the amounts payable to each other for interline services, haulage and trackage rights. Some of those disputes continue under litigation and therefore are pending final resolution. Any resolution of such procedures adverse to KCSM could have a negative impact on its business and operations. In March 2002, the SCT issued a ruling setting the rates for trackage and haulage rights. In August 2002, the SCT issued a ruling setting the rates for interline and terminal services. KCSM and Ferromex appealed both rulings. Following trial and appellate court decisions, the Mexican Supreme Court in February 2006, in a ruling from the bench, sustained KCSM’s appeal of the SCT’s trackage and haulage rights ruling, vacating the SCT ruling and ordering the SCT to issue a new ruling consistent with the Court’s decision. KCSM has not yet received the written opinion of the Mexican Supreme Court decision or has the Mexican Supreme Court decided the interline and terminal services appeal. In October 2006, KCSM was served with a claim raised by Ferromex, in which Ferromex asked for information concerning the interline traffic between KCSM and Ferromex, from January 2002 to December 2004. The 29th Civil Court issued an order directing KCSM to allow Ferromex to review certain account logs. KCSM appealed such order to the 1st Civil District Court and is awaiting a decision. The Company expects this litigation to continue over the next few years. KCSM believes that, based on its assessment of the facts in this case, there will be no material impact to its financial statements.
     KCSM and Ferromex are parties to various civil cases involving disputes over the application and proper interpretation of the mandatory trackage rights. In August 2002, the SCT issued rulings determining Ferromex’s trackage rights in Monterrey, Nuevo León. KCSM and Ferromex both appealed the SCT’s rulings. At the Mexican Administrative Federal Court level, KCSM obtained what it believed were favorable rulings in April 2005. Ferromex appealed these rulings and the case was returned to the Mexican Administrative Federal Court. The Mexican Administrative Federal Court issued a ruling on June 11, 2007, which was served on KCSM on August 8, 2007. In the ruling, the Mexican Administrative Federal Court reversed the earlier favorable ruling and decided that Ferromex could use certain auxiliary tracks awarded to KCSM in its Concession. KCSM appealed this ruling at the beginning of September 2007, arguing that the Mexican Administrative Federal Court wrongly failed to consider the earlier favorable decision in making its revised ruling and also failed to consider the length and limits of the trackage rights included in KCSM’s Concession Title. The Company believes that based on its assessment of the facts in this case, there will be no material impact to its financial statements.
Downturns in the U.S. economy, Mexican economy, U.S.-México trade, certain cyclical industries in which KCSM’s customers operate, the global economy or fluctuations in the peso-dollar exchange rate could have adverse effects on its financial condition.
     The level and timing of KCSM’s activity is heavily dependent upon the level of Mexican-United States trade and the effects of NAFTA on such trade. KCSM’s operations depend on Mexican and United States markets for the products KCSM transports, the relative position of México and the United States in these markets at any given time, and tariffs or other barriers to trade. Downturns in Mexican or the United States economies or in trade between México and the United States would likely have adverse effects on KCSM’s results of operations and its ability to meet debt service obligations. In addition, KCSM has invested significant amounts in developing its intermodal operations at the Port of Lázaro Cárdenas in part to provide Asian importers with an alternative to West Coast ports, and the level of intermodal traffic depends to an extent on the volume of Asian shipments routed through Lázaro Cárdenas. Reduction in trading volumes between KCSM and its Asian trading partners, which may be caused by factors beyond KCSM’s control, including increased government regulations in light of recent concerns regarding the safety and quality of Asian-manufactured products, may adversely affect KCSM’s business and results of operations.
     Also, fluctuations in the peso-dollar exchange rate could lead to shifts in the types and volumes of Mexican imports and exports. Although a decrease in the level of exports of some of the commodities that KCSM transports to the United States may be offset by a subsequent increase in imports of other commodities KCSM hauls into México and vice versa, any offsetting increase might not occur on a timely basis, if at all. Future developments in Mexican-United States trade beyond KCSM’s control may result in a reduction of freight volumes or in an unfavorable shift in the mix of products and commodities KCSM carries.
     Any devaluation of the peso would cause the peso cost of KCSM’s dollar-denominated debt to increase, adversely affecting its ability to make payments on its indebtedness. Severe devaluation or depreciation of the peso may result in disruption of the international foreign exchange markets and may limit the ability to transfer pesos or to convert pesos into U.S. dollars for the purpose of making timely payments of interest and principal on the non-peso denominated indebtedness. Although the Mexican government currently does not restrict, and for many years has not restricted, the right or ability of Mexican or foreign persons or entities to convert pesos into U.S. dollars or to transfer foreign currencies out of México, the Mexican government could, as in the past, institute restrictive exchange rate policies that could limit the ability to transfer or convert pesos into U.S. dollars or other currencies for the purpose of making timely payments of the U.S. dollar-denominated debt and contractual commitments. Currency fluctuations are likely to continue to have an effect on KCSM’s financial condition in future periods.

Traffic congestion or similar problems experienced in the U.S. or Mexican railroad system may adversely affect KCSM’s operations.
     Traffic congestion experienced in the U.S. railroad system may result in overall traffic congestion which would impact the ability to move traffic to and from México and adversely affect its operations. This system congestion may also result in certain equipment shortages. Any similar congestion experienced by railroads in México could have an adverse effect on its business and results of operations. In addition, the growth of cross-border traffic in recent years has contributed to congestion on the international bridge at the Nuevo Laredo-Laredo border gateway, which is expected to continue in the near future. This may adversely affect its business and results of operations.
If KCSM’s primary fuel supply contract is terminated, or if fuel prices substantially increase, its financial condition could be materially adversely affected.
     KCSM’s fuel expenses are a significant portion of its operating expenses. KCSM meets, and expects to continue to meet, its fuel requirements almost exclusively through purchases at market prices from PEMEX Refinación, (“PEMEX”) the national oil company of México, a government-owned entity exclusively responsible for the distribution and sale of diesel fuel in México. KCSM is party to a fuel supply contract with PEMEX of indefinite duration. Either party may terminate the contract upon thirty days’ written notice to the other. If the contract is terminated and KCSM is unable to acquire diesel fuel from alternative sources on acceptable terms, its financial condition could be materially adversely affected. In addition, since KCSM’s fuel expense represents a significant portion of its transportation expenses, significant increases in the price of diesel fuel could have a material adverse effect on its financial condition. KCSM experienced increases in its average price of fuel per gallon of 8.7 % in 2007, 4.6% in 2006 and 43.9% in 2005. KCSM has been able to pass the majority of these fuel cost increases on to customers, either in the form of an increase in the freight rate or in the form of fuel surcharges applied to customer billings. If KCSM is unable to recapture its cost of fuel from its customers, operating results could be materially adversely affected.
KCSM faces possible catastrophic loss and liability, and its insurance may not be sufficient to cover its damages or damages to others.
     The operation of any railroad carries with it an inherent risk of catastrophe, mechanical failure, collision and property loss. In the course of KCSM’s operations, spills or other environmental mishaps, cargo loss or damage, business interruption due to political developments, as well as labor disputes, strikes and adverse weather conditions, could result in a loss of revenues or increased liabilities and costs. Collisions, environmental mishaps or other accidents can cause serious bodily injury, death and extensive property damage, particularly when such accidents occur in heavily populated areas. Additionally, KCSM’s operations may be affected from time to time by natural disasters such as earthquakes, volcanoes, floods, hurricanes or other storms. The occurrence of a major natural disaster, especially in the México City area, which is the site of FTVM and significant portions of KCSM’s customer base, could have a material adverse effect on KCSM’s operations and its financial condition. KCSM has acquired insurance that is consistent with industry practice in compliance with the requirements of its Concession against the accident-related risks involved in the conduct of its business and business interruption due to natural disaster. However, this insurance is subject to a number of limitations on coverage, depending on the nature of the risk insured against. This insurance may not be sufficient to cover KCSM’s damages or damages to others, and this insurance may not continue to be available at commercially reasonable rates. Even with insurance, if any catastrophic interruption of service occurs, KCSM may not be able to restore service without a significant interruption to operations and an adverse effect on KCSM’s financial condition.
KCSM’s business is subject to environmental, health, and safety laws and regulations that could require KCSM to incur material costs or liabilities relating to environmental, health, or safety compliance or remediation.
     In the operation of a railroad, it is possible that derailments, explosions, or other accidents may occur that could cause harm to the environment or to human life or health. As a result, KCSM may incur costs in the future, which may be material, to address any such harm, including costs relating to the performance of clean-ups, natural resources damages and compensatory or punitive damages for harm to property or individuals.
     KCSM’s operations are subject to Mexican federal and state laws and regulations relating to the protection of the environment. The primary environmental law in México is the General Law of Ecological Balance and Environmental Protection (the “Ecological Law”). The Mexican federal agency in charge of overseeing compliance with and enforcement of the Ecological Law is the Secretaria del Medio Ambiente y Recursos Naturales, Ministry of Environmental Protection and Natural Resources (“Semarnat”). The regulations issued under the Ecological Law and technical environmental requirements issued by Semarnat have promulgated standards for, among other things, water discharge, water supply, emissions, noise pollution, hazardous substances and transportation and handling of hazardous and solid waste. As part of its enforcement powers, Semarnat is empowered to bring administrative and criminal proceedings and impose economic sanctions against companies that violate environmental laws and temporarily, or even permanently, close non-complying facilities. KCSM is also subject to the laws of various jurisdictions and international conferences with respect to the discharge of materials into the environment and to environmental laws and regulations issued by the governments of each of the Mexican states in which KCSM’s facilities are located. The terms of KCSM’s Concession from the Mexican government also impose environmental compliance obligations on KCSM. KCSM cannot predict the effect, if any, that unidentified environmental matters or the adoption of additional or more stringent environmental laws and regulations would have on KCSM’s results of operations, cash flows or financial condition. Failure to comply with any such environmental laws or regulations may result in the termination of KCSM’s Concession or in fines or penalties that may affect profitability.
Terrorist activities and geopolitical events and their consequences could adversely affect KCSM’s financial condition.
     Terrorist attacks may negatively affect KCSM’s operations. The continued threat of terrorism within México, the U.S. and elsewhere and the potential for military action and heightened security measures in response to such threat may cause significant disruption to commerce throughout the world, including restrictions on cross-border transport and trade. In addition, related political events may cause a lengthy period of uncertainty that may adversely affect its business. Political and economic instability in other regions of the world, including the U.S. and Canada, could negatively impact its operations. The consequences of terrorism and the responses are unpredictable and could have an adverse effect on its financial condition.
Renegotiation of terms of the labor agreement and any potential labor disruptions could adversely affect its financial condition.
     KCSM union employees are covered by one labor agreement, which was signed on June 23, 1997 between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (Mexican Railroad Union), for a term of 50 years, for the purpose of regulating the relationship between the parties and improving conditions for the union employees. Approximately 80% of KCSM’s employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other terms are renegotiated every two years. The compensation terms and other benefits are currently renegotiated between KCSM and the Mexican Railroad Union and KCSM expects to finalize these terms during the first quarter of 2008 and does not anticipate any material impact on KCSM’s consolidated financial statements.
     KCSM may be subject to, among other things, strikes, boycotts or other disruptions that could occur as a result of disputes under this collective bargaining agreement and labor contract. These renegotiated terms and any potential disruptions could have a material adverse effect on KCSM’s financial condition and results of operations.
KCSM’s controlling stockholder’s interests may be different from KCSM’s.
     As of April 1, 2005, KCS became KCSM’s controlling stockholder with full power to direct its business. KCS on its own can make decisions and determine corporate transactions, mergers, consolidations, dividend payments, and other matters. The interests of KCS may be different from KCSM’s interests and KCS may exercise influence over KCSM in a manner inconsistent with KCSM’s interests.
Risk Factors Relating to México
Governmental policies and economic developments in México and elsewhere may adversely affect KCSM’s financial condition.
     All of KCSM’s operations and assets are located in México. As a result, its business is affected by the general condition of the economy, inflation, interest rates, political and other developments and events in México. México has experienced a period of slow economic growth in recent years, primarily as a result of the downturn in the U.S. economy. México’s economy grew an estimated 3.4% in 2007. México’s gross domestic product, or GDP, increased in 2006 and 2005, by 4.5% and 2.8%, respectively. KCSM believes that economic slowdowns could negatively affect its financial condition.
KCSM’s operations are subject to economic and political risks.
     The Mexican government has exercised, and continues to exercise, significant influence over the Mexican economy. Accordingly, Mexican governmental actions concerning the economy and state-owned enterprises could have a significant impact on Mexican private sector entities in general and in KCSM’s operations. The national elections held on July 2, 2000, ended 71 years of rule by the

Institutional Revolutionary Party and resulted in the increased representation of opposition parties in the Mexican Congress and in mayoral and gubernatorial positions. In 2006 the presidential and federal congressional elections in México were held and after a close presidential race, Felipe Calderón was elected México’s president. Calderón is from the same political party as his predecessor, Vicente Fox. Although there have not yet been any material adverse repercussions resulting from this political change, multiparty rule is still relatively new in México and changes in laws, public policies and government programs could result in economic or political conditions that could materially and adversely affect KCSM’s operations. KCSM cannot predict the impact that this new political landscape will have on the Mexican economy. Furthermore, KCSM’s financial condition, results of operations and prospects may be affected by currency fluctuations, inflation, interest rates, regulation, taxation, social instability and other political, social and economic developments in or affecting México.
     Mexican national politicians are currently focused on certain regional political and social tension, and reforms regarding fiscal and labor policies, gas, electricity, social security, and oil have not been and may not be approved. The social and political situation in México could adversely affect the Mexican economy, which in turn could have a material adverse effect on KCSM’s business, financial condition, and results of operation.
     The Mexican economy in the past has suffered balance of payment deficits and shortages in foreign exchange reserves. There are currently no exchange controls in México. However, México has imposed foreign exchange controls in the past. Pursuant to the provisions of NAFTA, if México experiences serious balance of payment difficulties or the threat of such difficulties in the future, México would have the right to impose foreign exchange controls on investments made in México, including those made by United States and Canadian investors. Any restrictive exchange control policy could adversely affect KCSM’s ability to obtain dollars or to convert pesos into dollars for purposes of making interest and principal payments due on indebtedness, to the extent KCSM may have to effect those conversions, and could adversely affect the Mexican economy. This could have a material adverse effect on KCSM’s business and financial condition.
     Securities of companies in emerging market countries tend to be influenced by economic and market conditions in other emerging market countries. Some emerging market countries, including Argentina and Brazil, have experienced significant economic downturns and market volatility in the past. These events have had an adverse effect on the economic conditions and securities markets of other emerging market countries, including México.
Inflation and interest rates may adversely affect KCSM’s financial condition.
     México has a history of high levels of inflation and may experience high inflation in the future. During most of the 1980s and during the mid and late 1990s, México experienced periods of high levels of inflation. México’s annual rate of inflation was 3.8%, 4.0% and 3.3%, for 2007, 2006 and 2005, respectively. México has experienced much higher rates of inflation in certain prior year periods before 2001. High inflation rates can adversely affect KCSM’s business and results of operations in the following ways:
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
     Interest rates on 28-day Certificados de la Tesorería de la Federación (Mexican treasury bills), or Cetes, averaged 7.2%, 7.0% and 9.2% for 2007, 2006 and 2005, respectively. High interest rates in México may significantly increase KCSM’s financing costs and thereby impair its financial condition, results of operations and cash flows.
     KCSM performed an analysis under the guidance of FAS 52, “Foreign Currency Translation,” to determine whether the U.S. dollar or the Mexican peso should be used by KCSM as its functional currency. Based on the results of this analysis, KCSM concluded that the U.S. dollar is the appropriate functional currency for U.S. GAAP and SEC reporting purposes. The Company updates the results of this analysis on an ongoing basis. If it was required to change its functional currency to Mexican pesos, its results of operations for U.S. GAAP and SEC reporting purposes may be substantially different. There can be no assurance that México will not be classified as highly inflationary in the future, or that KCSM will not be required to change its functional currency to Mexican pesos.

Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties
     Under its Concession from the Mexican government, KCSM has the right to operate the rail lines, but does not own the land, roadway, or associated structures. The Concession requires KCSM to make investments and undertake capital projects, including capital projects described in a business plan filed every five years with the Mexican government. KCSM may defer capital expenditures with respect to its five-year business plan with the permission of the SCT. However, should the SCT not grant this permission, KCSM’s failure to comply with the commitments in its business plan could result in fines and ultimately the Mexican government revoking the Concession.
     Track
     Certain KCSM property statistics follow at December 31:

	2007	2006	2005
Route miles—main and branch line	2,661	2,645	2,639
Total track miles	3,254	3,242	3,266
Miles of welded rail in service	2,258	2,056	2,050
Main line welded rail percent	85%	78%	78%
Cross ties replaced	230,963	214,020	239,973
     KCSM, in support of its transportation operations, has under its Concession repair shops, depots and office buildings along the right of way. A major facility is the Monterrey Yard, located in Monterrey, Nuevo Leon which includes the general office building, which includes the customer service center, dispatch center, purchasing department, and offices of transportation, commercial, and security. Also located in the Monterrey Yard is a materials warehouse and fuel facility, which includes a locomotive repair shop operated by Alstom Transporte, S.A. de C.V., (“Alstom”) used to maintain, repair locomotives manufactured by General Electric Company or (“GE”) and owned by KCSM. The Monterrey Yard also includes a car repair shop operated by Progress Rail Services de México (“Progress”) to maintain and repair freight cars. Another facility included in the Concession is a locomotive repair shop in San Luis Potosi operated by GE used to repair and maintain locomotives manufactured by Electro-Motive Diesel, Inc., (“EMD”) and GE, which are owned and leased by KCSM. Other car repair facilities are located in Nuevo Laredo, Tamaulipas; San Luis Potosi, San Luis Potosi; Ciudad Madero, Tamaulipas; Escobedo, Guanajuato: which are operated by Progress.
     KCSM’s fleet of locomotives and rolling stock consisted of the following at December 31:

	2007		2006		2005
	Leased	Owned	Leased	Owned	Leased	Owned

Locomotives	105	315	113	344	75	323

Rolling Stock:
Box cars	1,069	1,107	1,068	1,166	1,278	1,187
Gondolas	2,519	1,771	2,520	1,817	2,922	1,824
Covered hoppers	2,360	562	2,416	580	2,518	580
Flat cars (intermodal and other)	111	552	262	557	261	557
Auto racks	1,555	—	1,552	—	1,556	—
Tank cars	503	69	522	71	611	71
Other	—	55	—	55	—	55

Total	8,117	4,116	8,340	4,246	9,146	4,274

Average age (in years):	2007	2006	2005
Road locomotives	12.4	16.4	15.1
All locomotives	16.2	18.8	17.6

Item 3. Legal Proceedings
     The matters discussed in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data — Note 18. Commitments and Contingencies” are incorporated by reference in this Item 3.
Item 4. Submission of Matters to a Vote of Security Holders
     Omitted pursuant to General Instruction I(2) to Form 10-K.
PART II
Item 5. Market for the Company’s Common Equity, Related Stockholders’ Matters and Issuer Purchases of Equity Securities
     There is no public trading market for KCSM’s equity securities. All of its equity securities are owned indirectly by KCS.
     The Company has not made any cash payment of dividends on its common stock during the last five fiscal years. Pursuant to KCSM’s outstanding long term credit agreement and indentures, commencing on April 1, 2008 the Company can pay cash dividends permitted by applicable law, subject to certain limitations.
Item 6. Selected Financial Data
     Omitted pursuant to General Instruction I(2) to Form 10-K.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
     The following discussion and analysis relates to KCSM’s consolidated financial condition and results of operations for the relevant periods and is based on, and should be read in conjunction with, KCSM’s consolidated financial statements included under Item 8 of this Annual Report, “Consolidated Financial Statements and Supplementary Data.” The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. KCSM’s actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Item 1A of this Annual Report, “Risk Factors.” See “Forward-Looking Statements” for cautionary statements concerning forward-looking statements.
Results of Operations
     The following discussion of KCSM’s results of operations is based on the financial information derived from its audited consolidated financial statements.
     On September 24, 2007, KCS entered into a Settlement Agreement (the “Agreement”) with Grupo TMM, S.A.B. (“TMM”, formerly Grupo TMM, S.A.) TMM Logistics, S.A. de C.V., a subsidiary of TMM, and VEX Asesores Corporativos, S.A. de C.V. (formerly José F. Serrano International Business, S.A. de C.V.), (the “Consulting Firm”), resolving certain claims and disputes over liabilities established as part of KCS’ acquisition of KCSM (successor by merger to Grupo KCSM). Pursuant to the terms of the Agreement, KCS agreed to pay TMM $54.1 million in cash to retire two notes totaling $86.6 million which were negotiated in 2005 at the closing of KCS’ acquisition of KCSM to cover certain post-closing contingencies and tax liabilities. The parties also agreed to terminate the consulting agreement between KCS and the Consulting Firm and make the final annual payment of $3.0 million due December 15, 2007, payable on settlement. The settlement amount of $57.1 million was paid by KCS to TMM on October 1, 2007.
     The tax liability of $33.7 million was established in accordance with the Acquisition Agreement as a contingent payment for uncertainties related to the tax basis of assets acquired that would ultimately be agreed to by the México taxing authority. This liability was originally due in 2010; however, KCS paid the tax liability in full upon this settlement while it was extinguishing economic ties with TMM. The indemnity liability of $52.9 million was established in accordance with the Acquisition Agreement as a potential reduction to the purchase price and was subject to indemnification provisions of the Acquisition Agreement for certain potential losses related to inaccurate representations and warranties, or breaches of covenants in the Acquisition Agreement or claims relating thereto.
     KCS negotiated the final payment of the purchase price in conjunction with the indemnity liability with TMM. KCS reduced the liability by $32.5 million to the agreed payment of $54.1 million per the settlement agreement by recording the following: $2.9 million reduction of interest expense, $9.9 million reduction of pre-acquisition receivables, and $19.7 million adjustment to the purchase accounting assets related to this transaction.

     The principal amount of the liabilities recorded at the date of acquisition was $78.2 million. These liabilities accrued interest expense of $8.4 million from April of 2005 through September 2007 at a rate of 5% per year. KCS recorded $2.9 million as a reduction of interest expense in the income statement representing interest on the difference between the original principal and the settlement amount that was recorded post acquisition. The settlement agreement was assessed to include payment for $9.9 million of pre-acquisition receivables that were still outstanding at the time of settlement and not reserved for at the acquisition date. As a result of the inaccuracies subsequently identified in the balance sheet, which was used as the basis for the settlement of the purchase price and indemnity provision, KCS concluded that certain balance sheet assets and liabilities that were acquired were not the assets and liabilities that were included in the balance sheet. Based upon all facts and circumstances, there was a clear and direct link to the purchase price; therefore KCS recorded the remainder of the $32.5 million difference of $19.7 million as an adjustment of the purchase price in accordance with SFAS 141 during 2007.
     In April 2007, KCSM adopted corporate resolutions approving: (i) KCSM’s conversion (“Re-transformation”), from a sociedad de responsabilidad limitada de capital variable to a sociedad anónima de capital variable; and (ii) the legal merger of Grupo KCSM with KCSM (the “2007 Merger”). The Re-transformation and the 2007 Merger became effective on May 8, 2007. KCSM, as the surviving company, cancelled the shares held by Grupo KCSM and issued the corresponding shares representing the new capital stock to each of the shareholders of Grupo KCSM, except for the shares held by itself. Grupo KCSM transferred all its assets and liabilities to KCSM and any current liabilities between Grupo KCSM and KCSM were extinguished. There was no cash exchanged between the parties in the 2007 Merger.
     The 2007 Merger was completed between entities under common control where KCSM was the reporting entity. Grupo KCSM was a non-operating holding company with no material assets or operations, and its balance sheet was limited to a deferred tax asset and other intercompany balances between Grupo KCSM and KCSM. All intercompany amounts were eliminated, and the remaining balances of Grupo KCSM were transferred to KCSM at carrying value, except Grupo KCSM’s 2% ownership in Arrendadora KCSM, which was transferred to NAFTA Rail, S.A. de C.V., (“NAFTA Rail”) a wholly owned subsidiary of KCS. The full effect of the 2007 Merger was applied prospectively in KCSM’s financial statements for the second quarter of 2007. Prior period financial statements have not been adjusted to include the effect of the 2007 Merger because the effect of the adjustments on prior period revenues and operating expenses is immaterial.
     Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
     Revenues. The following table sets forth, by product category, KCSM’s revenues (in millions) and traffic volumes by carloads (in thousands) for the years ended December 31, 2007 and December 31, 2006, respectively.

	Revenues				Carloads and Intermodal Units
			Change				Change
Business Sector	2007	2006	Dollars	Percent	2007	2006	Units	Percent

Chemical and petroleum	$136.0	$127.9	$8.1	6%	80.3	80.4	(0.1)	—
Forest products and metals	245.8	247.9	(2.1)	(1)%	206.1	235.2	(29.1)	(12)%
Agricultural and mineral	208.3	195.0	13.3	7%	144.6	145.0	(0.4)	—

Total general commodities	590.1	570.8	19.3	3%	431.0	460.6	(29.6)	(6)%
Intermodal & automotive	179.9	162.4	17.5	11%	348.5	312.0	36.5	12%
Coal	22.7	20.8	1.9	9%	25.5	24.9	0.6	2%

Carloads revenues, units and intermodal units	792.7	754.0	38.7	5%	805.0	797.5	7.5	1%

Other revenues	20.5	20.0	0.5	3%

Total revenues (i)	$813.2	$774.0	$39.2	5%

(i) Included in revenues:
Fuel surcharge	$52.6	$43.7

     Revenues for the year ended December 31, 2007 totaled $813.2 million compared to $774.0 million for the year ended December 31, 2006, which represented an increase of $39.2 million. This increase is primarily due to targeted rate increases and increased fuel surcharge participation, partially offset by a decrease in carload volumes primarily in the forest products and metals commodity group. The following discussion provides an analysis of revenues by commodity group.

Revenues by commodity group for 2007

     Chemical and petroleum. Revenues increased $8.1 million for the year ended December 31, 2007 compared to the same period in 2006, due to targeted price increases and increases in shipments of soda ash in the chemicals channel and plastic import products, partially offset by a decrease in volumes in plastic exports.

     Forest products and metals. Revenues decreased $2.1 million for the year ended December 31, 2007 compared to the same period in 2006, due to a reduction of beer export shipments in the other channel, and reductions in pulp paper as well as lower appliance shipments in the domestic market.

     Agricultural and mineral. Revenues from agricultural and mineral products increased $13.3 million for the year ended December 31, 2007 compared to the same period in 2006. The increase in revenue is a result of targeted price increases across all channels and increased cross border business due to higher import shipments of grain and grain products, partially offset by a reduction in traffic at the ports of Veracruz and Altamira, mainly impacting the grain channel.

     Intermodal and automotive. Revenues and volumes increased $17.5 million for intermodal and automotive during the year ended December 31, 2007 compared to the same period in 2006. The intermodal revenue and volume increases are a result of rate increases and continued increases in traffic at the port of Lázaro Cárdenas. The increased traffic at Lázaro Cárdenas is related to port expansion tripling capacity, organic growth, and the addition of two new steamship customers. Automotive revenue and volume increases were driven by continued development and expansion of the new automotive plants/facilities network in México.
     Coal. Revenues increased $1.9 million during the year ended December 31, 2007, compared to the same period in 2006. Increases primarily reflect new coal shipments from Lázaro Cárdenas to Nava.

     Operating Expenses. Total operating expenses increased to $597.6 million for the year ended December 31, 2007 compared to $595.2 million for the year ended December 31, 2006, which represents an increase of $2.4 million. The following table illustrates operating expenses for the years indicated (in millions).

			Change
	2007	2006	In Dollars	Percent
Compensation and benefits	$135.0	$129.2	$5.8	4%
Purchased services	106.6	131.0	(24.4)	(19)%
Fuel	119.7	112.8	6.9	6%
Equipment costs	106.8	97.0	9.8	10%
Depreciation and amortization	96.7	89.3	7.4	8%
Casualties and insurance	11.1	8.5	2.6	31%
Materials and other	21.7	27.4	(5.7)	(21)%

Total operating expenses	$597.6	$595.2	$2.4	—

     Compensation and benefits. For the year ended December 31, 2007, compensation and benefits increased $5.8 million, compared to 2006, primarily due to increased incentive compensation expense, certain fringe benefits, pension and severance costs. Increases were partially offset by a decrease in the México statutory profit sharing expense as compared to the prior year.
     Purchased services. Purchased services expense decreased $24.4 million in 2007 compared to 2006. This decrease reflects a reclassification of certain customer switching and transloading costs as revenue deductions, reduced telecommunications expenses, and reductions in the cost of locomotives maintenance. Decreases were partially offset by an increase in legal and corporate expenses.
     Fuel. For the year ended December 31, 2007, fuel increased $6.9 million, compared to the same period 2006. Fuel expense increases were driven by higher diesel fuel prices partially offset by higher gross ton miles per gallon in the latter half of the year.
     Equipment Cost. Equipment cost increased $9.8 million, compared to 2006, primarily due to a reclassification of customer car hire billed at the border, which was reclassified to revenues in 2007 and an increase in software license expenses related to operational systems. Increases were partially offset by reduced locomotive and car leases expense.
     Depreciation and amortization. Depreciation and amortization expenses for the year ended December 31, 2007 increased $7.4 million, compared to the same period in 2006, primarily due to increases in the asset base reflecting increased capital investment.
     Casualties and insurance. During 2007, casualties and insurance expense increased $2.6 million, compared to 2006, due to higher costs associated with a few large derailments and increased vandalism to KCMS’s cars compared to the same period last year.
     Materials and other. For the year ended December 31, 2007, materials and other costs decreased $5.7 million, compared to the same period in 2006. The decrease reflects reduced allowances for freight receivables primarily due to favorable loss experience and lower receivables. This decrease was partially offset by increases in miscellaneous rents and inventory adjustments.
LIQUIDITY AND CAPITAL RESOURCES
     KCSM’s primary uses of cash are to support operations; maintain and improve its railroad and information systems infrastructure; pay debt service; acquire new and maintain existing locomotives, rolling stock and other equipment; and meet other obligations.
     KCSM has a debt ratio (total debt as a percentage of total debt plus equity) of 38.9%. Its primary sources of liquidity are cash flows generated from operations, borrowings under its revolving credit facility and access to debt capital markets. Although KCSM has had excellent access to capital markets, as a highly leveraged company, the financial terms under which funding is obtained often contain restrictive covenants. The covenants constrain financial flexibility by restricting or prohibiting certain actions, including the ability to incur additional debt for any purpose other than refinancing existing debt, create or suffer to exist additional liens, make prepayments of particular debt, pay dividends on common stock, make capital investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. On December 31, 2007, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was $77.9 million. Year end liquidity was reduced by $118 million related to the acquisition of 35 new locomotives. A portion of the purchase price of these locomotives will be financed with debt in early-2008, increasing available liquidity by $98 million.
     As a result of KCS acquiring a controlling interest in KCSM, KCSM has become subject to the terms and conditions of the indentures governing KCSR’s two senior notes issues. The restrictive covenants of these indentures limit the ability of KCSM to incur additional debt for any purpose other than the refinancing of existing debt and certain new asset financing.
     The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to capital markets, and other available financing resources will be sufficient to fund anticipated operating, capital and debt service requirements and other commitments through 2008. However, KCSM’s operating cash flow and financing alternatives can be unexpectedly impacted by various factors, some of which are outside of its control. For example, if KCSM was to experience a substantial reduction in revenues or a substantial increase in operating costs or other liabilities, its operating cash flows could be significantly reduced. Additionally, the Company is subject to economic factors surrounding capital markets and its ability to obtain financing under reasonable terms is subject to market conditions. Recent capital market volatility and the tightening of market liquidity could impact KCSM’s access to capital. Further, KCSM’s cost of debt can be impacted by independent rating agencies, which assign debt ratings based on certain credit measurements such as interest coverage and leverage ratios.
     As of December 31, 2007, Standard & Poor’s Rating Service (“S&P”) rated the senior unsecured debt as B, S&P had a developing outlook. Moody’s Investor Service (“Moody’s”) rated the senior unsecured debt as B2. Moody’s had a stable outlook.
     On May 16, 2007, KCSM issued $165.0 million principal amount of new 7 3/8% senior unsecured notes due June 1, 2014 (the “7 3/8% Senior Notes”). The 7 3/8% Senior Notes are denominated in U.S. dollars, bear interest semiannually at a fixed annual rate of 7 3/8% and are unsecured, unsubordinated obligations and rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations. KCSM used the net proceeds from the issuance of the 7 3/8% Senior Notes, together with a $30.0 million bank term loan and available cash on hand, as necessary, to pay the principal, applicable premium and expenses associated with the redemption of KCSM’s 12 1/2% Senior Notes due 2012. The 7 3/8% Senior Notes are redeemable at KCSM’s option, in whole but not in part, at 100% of their principal amount, plus any accrued and unpaid interest, at any time in the event of certain changes in Mexican tax law, and in whole or in part, on or after June 1, 2011, at the redemption price set forth in the indenture under which the 7 3/8% Senior Notes were issued, subject to certain limitations. The 7 3/8% Senior Notes include certain covenants that restrict or prohibit certain actions.
     On June 14, 2007, KCSM entered into a new credit agreement, (the “2007 Credit Agreement”), in an aggregate amount of up to $111.0 million, consisting of a revolving credit facility of up to $81.0 million, and a term loan facility of up to $30.0 million with Bank of America, N.A., BBVA Bancomer, S.A., Institución de Banca Múltiple, and the other lenders named in the 2007 Credit Agreement. KCSM used the proceeds from the 2007 Credit Agreement to pay (a) all amounts outstanding under its Credit Agreement dated October 24, 2005, (the “2005 Credit Agreement”), and to pay all fees and expenses related to the refinancing of the 2005 Credit Agreement, (b) to pay all amounts outstanding in respect of its 10 1/4% Senior Notes due 2007, (c) to refinance a portion of its 12 1/2% Senior Notes due 2012, (d) to pay all amounts outstanding under its Bridge Loan Agreement dated April 30, 2007, and (e) for general corporate purposes. The maturity date for the revolving credit facility is December 30, 2011, and the maturity date for the term loan facility is June 29, 2012. The 2007 Credit Agreement contains covenants that restrict or prohibit certain actions that are customary for these types of agreements. In addition, KCSM must meet certain consolidated interest coverage ratios, consolidated leverage ratios, and fixed charge coverage ratios. KCSM is not currently in default of the 2007 Credit Agreement and has access to the revolving credit facility. At December 31, 2007, advances under the revolving credit facility were $20.0 million, with $61.0 million remaining available under the facility.
     On December 19, 2007, KCSM entered into Amendment and Waiver No. 1 to the 2007 Credit Agreement (“Amendment and Waiver No. 1”) to modify certain terms to permit KCSM to finance the acquisition of new locomotives by incurring indebtedness on an accelerated basis as compared to the original terms contained in the 2007 Credit Agreement. The Amendment and Waiver No. 1 also waives certain prospective defaults under the 2007 Credit Agreement as of the quarter ended December 31, 2007, as a result of the acquisition of the new locomotives in the fourth quarter of 2007, in order to permit the Company sufficient time to complete its financing of the new locomotives.
KCSM’s minimum capital investments obligation
     The Concession requires KCSM to make investments and undertake capital projects, including capital projects described in a business plan filed every five years with the SCT. KCSM’s minimum capital investments obligation are as follows: $111.0 million, $116.0 million, $121.0 million, $126.0 million and $132.0 million for 2008, 2009, 2010, 2011 and 2012, respectively.
Item 7A. Quantitative and Qualitative Disclosures About Market Risks
     KCSM utilizes various financial instruments that have certain inherent market risks, but these instruments have not been entered into for trading purposes. The following information, together with Note 19 to the Consolidated Financial Statements in Item 8 of this Form 10-K, describe the key aspects of certain financial instruments that have market risk to KCSM.
     Interest Rate Risk. KCSM is subject to interest rate risk principally with respect to the debt that bears interest at floating rates. The following table sets forth KCSM’s long-term debt by maturity date as of December 31, 2007 (in millions).

	Fixed Rate	Variable Rate
Maturity	Debt(1)	Debt(2)
2008	$—	$—
2009	—	—
2010	—	—
2011	—	20.0
2012	460.0	30.0
Thereafter	340.0	—

Total	$800.0	$50.0

(1)	Includes $460.0 million principal amount of the 9 3/8% Senior Notes, $175.0 million principal amount of the 7 5/8% Senior Notes, and $165.0 million of the 7 3/8% Senior Notes.

(2)	On June 14, 2007, KCSM refinanced its bank Credit Agreement dated October 24, 2005, with the 2007 Credit Agreement. A hypothetical 100 basis points increase in the respective target interest indexes would result in additional interest expense of approximately $0.5 million on an annualized basis for the floating-rate instruments held by KCSM as of December 31, 2007.
     Based upon the borrowing rates available to KCSM for indebtedness with similar terms and average maturities, the fair value of the long-term debt was approximately $860.9 million and $913.8 as of December 31, 2007 and 2006, respectively.
     Interest Rate Agreements. In the past, KCSM has entered into certain types of interest rate contracts to manage its interest rate exposure. In the future, KCSM may use interest rate forward contracts to offset changes in the rates received on short term floating rate debt to manage the Company’s risk with respect to interest rates in México and the U.S. As of December 31, 2007, KCSM has no such contracts in effect.
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
     As of December 31, 2007, the Company did not have any outstanding call option contracts. As of December 31, 2006, the Company had one Mexican peso call option outstanding in the notional amount of $1.7 million, based on the average exchange rate of Ps.14.5 per dollar. This option expired on May 30, 2007.
     As of December 31, 2007, the Company had six U.S. dollar forward contracts with an aggregate notional amount of $0.6 million. The U.S. dollar contracts mature between June and December 2008 and are based on the forward exchange rate ranging from Ps.11.35 and Ps.11.49. On December 28, 2006, the Company entered into a forward contract with its parent company, Grupo KCSM, in order to hedge the foreign exchange rate variation of a notional amount of $876.3 million, based on the exchange rate of Ps.11.46 per dollar. This contract was extinguished once the 2007 Merger became effective on May 8, 2007.
     As of December 31, 2006, the Company had six U.S. dollar forward contracts with a total notional amount of $0.6 million. The U.S. dollar contracts mature between June and December 2008 and are based on the forward exchange rate ranging from Ps.11.35 and Ps.11.49.
     Foreign currency balances. At December 31, 2007 and 2006, KCSM had monetary assets and liabilities denominated in Mexican pesos of Ps.1,920.5 million and Ps.2,304.0 million and Ps.594.8 million and Ps.651.4 million, respectively. At December 31, 2007 and 2006, the exchange rate was Ps.10.9 and Ps.10.82, per U.S. dollar, respectively.
     Fuel Price Risks. KCSM may seek to increase the predictability of operating expenses by purchasing U.S. fuel futures contracts, which are accounted for as hedging transactions used to offset fuel price risk. KCSM may also work with KCSR to reduce fuel costs through their purchasing activity. As of December 31, 2007 and 2006, KCSM had no fuel futures contracts outstanding.
     Foreign Exchange Sensitivity. KCSM uses the dollar as its functional currency. Therefore the Company has exposure to fluctuations in the value of the peso in relation to the dollar. The Company’s results of operations reflect any such translation gains and losses that KCSM records in the process of translating certain transactions from pesos to dollars. While not currently utilizing foreign currency instruments to hedge KCS’ dollar investment in KCSM, existing alternatives are evaluated as market conditions and exchange rates fluctuate. For example, a hypothetical 10% increase in the U.S. dollar to the Mexican pesos exchange rate on net monetary assets of Ps.1,325.7 million would result in a translation loss of approximately $11.1 million and a 10% decrease in the exchange rate would result in a translation gain of approximately $13.5 million.
     Inflation risk. U.S. generally accepted accounting principles require the use of historical cost, which does not reflect the effects of inflation on the replacement cost of property. Due to the capital intensive nature of the Company’s business, the replacement cost of its assets would be substantially greater than the amounts reported under the historical cost basis.

Item 8. Consolidated Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

Page
Consolidated Financial Statements:
Management’s Report on Internal Control Over Financial Reporting	23
Report of KPMG LLP, Independent Registered Public Accounting Firm, regarding the year ended December 31, 2007	24
Report of KPMG Cárdenas Dosal, S.C., Independent Registered Public Accounting Firm, regarding the years ended December 31, 2006, the three months ended March 31, 2005 (“Predecessor”) and the nine months ended December 31, 2005 (“Successor”)	25
Consolidated Statements of Operations for the year ended December 31, 2007 and 2006, the three months ended March 31, 2005 and the nine months ended December 31, 2005	26
Consolidated Balance Sheets at December 31, 2007 and 2006	27
Consolidated Statements of Cash Flows for the year ended December 31, 2007 and 2006, the three months ended March 31, 2005 and the nine months ended December 31, 2005	28
Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2007 and 2006, the three months ended March 31, 2005 and the nine months ended December 31, 2005	29
Notes to the Consolidated Financial Statements	30

Management’s Report on Internal Control over Financial Reporting
     The management of Kansas City Southern de México, S.A. de C.V. is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). KCSM’s internal control over financial reporting was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.
     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     Under the supervision and participation of the Company’s President and Executive Representative and the Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (commonly referred to as the COSO framework). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007, based on the criteria outlined in the COSO framework.
     This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Kansas City Southern de México, S.A. de C.V.:
We have audited the accompanying consolidated balance sheet of Kansas City Southern de México, S.A. de C.V. and subsidiaries (the Company) as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kansas City Southern de México, S.A. de C.V. and subsidiaries as of December 31, 2007 and the results of their operations and their cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Kansas City, Missouri
February 15, 2008

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
     In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kansas City Southern de México, S. de R.L. de C.V. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations, and their cash flows for the year ended December 31, 2006, and for the three months ended March 31, 2005 (“Predecessor”) and nine months December 31, 2005 (“Successor”), in conformity with U.S. generally accepted accounting principles.
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
KPMG Cárdenas Dosal, S.C.
/s/ Mario Fernández
México City as of February 23, 2007.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
(Formerly known as TFM, S. A. de C.V.)
Consolidated Statements of Operations

	Successor			Predecessor
			Nine Months	Three Months
	Year Ended		Ended	Ended
	December 31,		December 31,	March 31,
	2007	2006	2005	2005
	(In millions)

Transportation Revenues	$813.2	$774.0	$547.5	$170.1

Operating expenses:
Compensation and benefits	135.0	129.2	136.7	29.3
Purchased services	106.6	131.0	108.7	36.8
Fuel	119.7	112.8	83.1	23.2
Equipment Cost	106.8	97.0	80.9	21.5
Depreciation and amortization	96.7	89.3	67.1	21.8
Casualties and insurance	11.1	8.5	14.7	2.3
Materials and other	21.7	27.4	38.5	8.9

Total operating expenses	597.6	595.2	529.7	143.8

Operating income	215.6	178.8	17.8	26.3
Equity in net earnings (losses) of unconsolidated affiliates	5.7	5.9	(1.5)	—
Interest expense	(87.9)	(92.7)	(71.6)	(27.3)
Debt retirement cost	(6.9)	(2.6)	(4.4)	—
Foreign exchange (loss) gain, net	(0.9)	(10.5)	3.6	0.2
VAT/Put settlement gain, net	—	—	141.0	—
Other income, net	2.9	1.5	1.1	0.3

Income (loss) before income taxes and minority interest	128.5	80.4	86.0	(0.5)
Income tax expense (benefit)	30.7	18.8	(1.5)	(1.4)

Income before minority interest	97.8	61.6	87.5	0.9
Minority interest	—	0.1	0.2	0.1

Net income	$97.8	$61.7	$87.7	$1.0

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
(Formerly known as TFM, S.A. de C.V.)
Consolidated Balance Sheets

	Successor
	2007	2006
	(In millions, except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$16.9	$14.4
Accounts receivable, net	109.4	151.2
Related company receivable (note 13)	38.4	34.9
Inventories, net (note 7)	30.7	22.8
Deferred tax asset (note 16)	159.1	—
Other current assets (note 8)	32.4	74.6

Total current assets	386.9	297.9
Investments (note 6)	49.6	43.9
Property and equipment, net of accumulated depreciation of $45.8 and $43.7 at December 31, 2007 and 2006 (note 10)	872.8	681.1
Concession assets, net of accumulated amortization of $129.2 and $95.7 at December 31, 2007 and 2006 (note 9)	1,215.5	1,303.3
Related company receivable (note 13)	3.8	—
Deferred tax asset (note 16)	—	117.5
Other assets	40.3	45.3

Total assets	$2,568.9	$2,489.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year (note 12)	$0.3	$26.2
Accounts and wages payable	46.7	114.2
Related company payable (note 13)	59.9	45.9
Accrued liabilities (note 11)	97.2	95.7

Total current liabilities	204.1	282.0
Other liabilities:
Long-term debt (note 12)	850.4	849.7
Related company payable (note 13)	21.8	—
Deferred tax liability (note 16)	52.8	—
Other noncurrent liabilities and deferred credits (note 14)	101.1	113.6

Total other liabilities	1,026.1	963.3
Minority Interest	—	(1.4)
Commitments and contingencies (note 18)

Stockholders’ equity (note 15):
Common stock, 4,785,510,235 shares authorized, issued without par value	608.3	1,758.9
Receivable under agreements with parent company	—	(593.6)
Treasury/parent shares	—	(561.5)
Additional paid in capital	243.6	205.4
Retained earnings	487.6	435.9
Accumulated other comprehensive (loss)	(0.8)	—

Total stockholders’ equity	1,338.7	1,245.1

Total liabilities and stockholders’ equity	$2,568.9	$2,489.0

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
(Formerly known as TFM, S. A. de C. V.)
Consolidated Statements of Cash Flows

	Successor			Predecessor
			Nine Months	Three Months
	Year Ended		Ended	Ended
	December 31,		December 31,	March 31,
	2007	2006	2005	2005
	(In millions)
Operating activities:
Net income	$97.8	$61.7	$87.7	$1.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96.7	89.3	67.1	21.8
Deferred income tax	30.7	18.8	(1.5)	(1.4)
Deferred compensation	(2.1)	5.9	41.1	0.6
Debt retirement cost	6.9	—	—	—
Equity in undistributed (earnings) losses of unconsolidated affiliates	(5.7)	(5.9)	1.5	—
VAT/Put settlement gain, net	—	—	(141.0)	—
Minority interest	—	(0.1)	(0.2)	(0.1)
Loss (gain) on sale of assets	(0.2)	—	3.7	0.7
Changes in working capital items:
Accounts receivable	41.9	(13.6)	48.1	(7.6)
Related parties	30.8	33.5	(13.4)	0.1
Inventories	(7.9)	(5.0)	6.5	(3.6)
Other current assets	57.2	(10.0)	3.2	(3.0)
Accounts payable and accrued liabilities	(66.7)	(12.0)	(11.4)	28.1
Other, net	(14.6)	(7.5)	(10.9)	(0.8)

Net cash provided by operating activities	264.8	155.1	80.5	35.8

Investing activities:
Capital expenditures	(237.9)	(116.1)	(72.0)	(9.2)
Proceeds from disposal of property	16.9	3.1	0.7	0.2
Other, net	(9.2)	—	—	—

Net cash used for investing activities	(230.2)	(113.0)	(71.3)	(9.0)

Financing activities:
Proceeds from issuance of long-term debt	221.7	177.9	602.6	—
Repayment of long-term debt	(237.4)	(204.1)	(582.8)	(35.5)
Debt cost	(16.1)	(8.4)	(14.0)	—
Other, net	(0.3)	(0.3)	(13.3)	—

Net cash used for financing activities	(32.1)	(34.9)	(7.5)	(35.5)

Cash and cash equivalents:
Net increase (decrease) during each period	2.5	7.2	1.7	(8.7)

At beginning of the year	14.4	7.2	5.5	14.2
At end of the year	$16.9	$14.4	$7.2	$5.5

Supplemental information:
Cash payments:
Interest	$77.5	$88.8	$83.6	$2.0
See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
(Formerly known as TFM, S. A. de C. V.)
Consolidated Statements of Changes in Stockholders’ Equity

		Receivable
		Under				Accumulated
		Agreements	Treasury/	Additional		other
	Common	with Parent	parent	Paid in	Retained	comprehensive
	Stock	Company	Shares	Capital	Earnings	loss	Total
	(In millions )
Predecessor:
Balances at December 31, 2004	$1,758.9	$(661.2)	$(256.1)	$(21.4)	$285.5	$—	$1,105.7
Net income	—	—	—	—	1.0	—	1.0

Balances at March 31, 2005	1,758.9	(661.2)	(256.1)	(21.4)	286.5	—	1,106.7
Successor:
Cost of shares received from the Government related to the VAT/PUT settlement	—	—	(305.4)	—	—	—	(305.4)
Push down of additional basis from acquisition by shareholders	—	—	—	254.3	—	—	254.3
Contribution of capital from parent resulting from cancellation of locomotive contract	—	—	—	12.5	—	—	12.5
Net income	—	—	—	—	87.7	—	87.7

Balances at December 31, 2005	1,758.9	(661.2)	(561.5)	245.4	374.2	—	1,155.8

Push down of additional basis from acquisition by shareholders	—	67.6	—	(40.0)	—	—	27.6
Net income	—	—	—	—	61.7	—	61.7

Balances at December 31, 2006	1,758.9	(593.6)	(561.5)	205.4	435.9	—	1,245.1

Comprehensive income:
Net income	—	—	—	—	97.8	—	97.8
Prior services cost, net of tax of $0.5 million (note 17)	—	—	—	—	—	(0.8)	(0.8)

Comprehensive income:	—	—	—	—	97.8	(0.8)	97.0
Cancellation of the shares received from the Mexican government related to the VAT/PUT settlement	(351.8)	—	305.4	46.4	—	—	—
KCSM Stockholders cancellation due to merger	(1,407.1)	593.6	256.1	(251.8)	(435.9)	—	(1,245.1)
Grupo KCSM Stockholders’ equity as of merger	807.0	—	(256.1)	320.7	389.8	—	1,261.4
Grupo KCSM Treasury shares cancellation due to merger	(198.7)	—	256.1	(57.4)	—	—	—
Adjustments to purchase accounting assets reflecting push down from KCS	—	—	—	(19.7)	—	—	(19.7)

Balances at December 31, 2007	$608.3	$—	$—	$243.6	$487.6	$(0.8)	$1,338.7

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
(Formerly known as TFM, S. A. de C. V.)
Notes to Consolidated Financial Statements
(Amounts in millions of US dollars ($) or millions
of Mexican pesos (Ps))
Note 1. Description of the Business
     Kansas City Southern de México, S.A. de C.V. (formerly known as TFM, S. A. de C. V.) (“KCSM” or the “Company”), was established by the Mexican government in November 1996 in connection with the privatization of the Mexican rail system, which had previously been operated by Ferrocarriles Nacionales de México (“FNM”). In December 1996, Grupo KCSM, S.A. de C.V. (“Grupo KCSM”) (formerly known as Grupo Transportación Ferroviaria Mexicana, S.A. de C.V., (“Grupo TFM”)) was awarded the right to acquire (the “Acquisition”) an 80% interest in KCSM, pursuant to a stock purchase agreement.
     KCSM rail lines form a strategically important rail link within México and to the North American Free Trade Agreement (“NAFTA”) corridor. KCSM lines directly link México City and Monterrey (as well as Guadalajara through trackage rights) with the ports of Lázaro Cárdenas, Veracruz (through trackage rights granted by Ferrosur, S.A. de C.V. or “Ferrosur”, under the concession) and Tampico and the Mexican/United States border crossings of Nuevo Laredo, Tamaulipas-Laredo, Texas and Matamoros, Tamaulipas-Brownsville, Texas.
     Arrendadora KCSM, S. de R.L. de C.V (“Arrendadora KCSM”), was incorporated on September 27, 2002 under the Mexican Law regulations and its only operation is the leasing of railroad equipment. Ninety-eight percent of the capital stock of Arrendadora KCSM is owned by KCSM and the remaining two percent is owned by KCSM Holdings LLC, or “KCSM Holdings”. On December 7, 2007 after the Company received shareholder approval, Arrendadora KCSM amended its by-laws to transform Arrendadora KCSM into a sociedad de responsabilidad limitada de capital variable, or S. de R.L. de C.V.
     KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), was incorporated on July 3, 2006, as a sociedad anónima de capital variable (variable capital corporation), under the laws of México. Currently, KCSM Servicios does not have any operations. Ninety-eight percent of the capital stock of KCSM Servicios is owned by KCSM and the remaining two percent is owned by NAFTA Rail.
     KCSM Internacional, S.A. de C.V. (“KCSM Internacional”), was incorporated on July 3, 2006, as a sociedad anónima de capital variable (variable capital corporation), under the laws of México. Currently, KCSM Internacional does not have any operations. Ninety-eight percent of the capital stock of KCSM Internacional is owned by KCSM and the remaining two percent is owned by NAFTA Rail.
     KCSM Holdings LLC (“KCSM Holdings”), was formed on December 11, 2006 as a limited liability company under the laws of the state of Delaware. Currently KCSM Holdings owns ten of KCSM’s variable class II shares of stock. KCSM owns one hundred percent of the interest of KCSM holdings.
Mexrail, Inc.
     Mexrail, Inc. (“Mexrail”) owns 100% of The Texas Mexican Railway Company (“Tex-Mex”). operates a 157-mile rail line extending from Laredo to the port city of Corpus Christi, Texas. Mexrail owns the northern half of the rail bridge at Laredo, Texas, which spans the Rio Grande River between the U.S. and México. KCSM owns 49% of the outstanding capital stock of Mexrail and Kansas City Southern (“KCS”) owns the remaining 51% of Mexrail’s outstanding capital stock.
     On August 16, 2004, Grupo TMM and KCSM entered into a Stock Purchase Agreement (“ Mexrail Stock Purchase Agreement”). Pursuant to the terms of that agreement, KCS purchased from KCSM 51% of the outstanding shares of Mexrail, for $32.7 million, and placed these shares into trust pending United States Surface Transportation Board or “STB” approval. KCSM did not have any right to repurchase the Mexrail shares sold to KCS. Under the terms of the Mexrail Stock Purchase Agreement, KCS had an option to purchase the remaining shares of Mexrail owned by the Company at a price of $31.4 million. Among other conditions, the agreement provided that if KCS did not exercise the purchase option, or otherwise acquire direct or indirect ownership of the remaining 49% interest, the purchase option would become an obligation on October 31, 2005.

     With the completion of the acquisition of Grupo KCSM, KCS has indirect ownership of KCSM’s remaining 49% interest in Mexrail. For the year ended December 31, 2007 and 2006, KCSM recognized its 49% interest under the equity method of accounting and has included in its income statement $2.8 million and $2.9 million of income, respectively.
     Ferrocarril y Terminal del Valle de México, S.A. de C.V. (México Valley Railway and Terminal or “FTVM”), was incorporated as a sociedad anónima de capital variable (variable capital corporation), under the laws of México. FTVM provides railroad services as well as ancillary services, including those related to interconnection, switching and haulage services in the greater México City area. KCSM holds 25% of the capital stock of FTVM. The other shareholders of FTVM, each holding a 25% interest, are Ferrocarril Méxicano, S.A. de C.V. or “Ferromex”, Ferrosur, S.A. de C.V. or “Ferrosur” and the Mexican government. Grupo México, S.A.B. de C.V. (“Grupo México”) attempted to consolidate the common control of Ferromex and Ferrosur, however, this merger has been declared illegal by the Mexican Antitrust Commission.
     For the year ended December 31, 2007 and 2006, KCSM recognized its 25% interest under the equity method of accounting and has included in its income statement $2.9 million and $3.0 million of income, respectively, attributable to its interest in FTVM.
     Pursuant to the Concession, KCSM is required to grant rights to use portions of its track to Ferromex, Ferrosur and FTVM, and these companies are required to grant KCSM the rights to use portions of their tracks.
Change in control
     On April 1, 2005, KCS completed the acquisition from Grupo TMM, S. A. (“Grupo TMM”) of all of its shares of Grupo KCSM, giving KCS ownership of 75.4% of the outstanding shares of Grupo KCSM (100% of the shares entitled to full voting rights). As of April 1, 2005, Grupo KCSM owned 80% of the Company’s capital stock (which represented all of the Company’s shares with full voting rights), while the remaining 20% (with limited voting rights) was owned by the Mexican government. Accordingly, KCS became the Company’s controlling stockholder through its ownership of Grupo KCSM.
     On September 12, 2005, Grupo KCSM and KCS, along with Grupo TMM, entered into a settlement agreement with the Mexican government resolving certain disputes and controversies between the companies and the Mexican government concerning the payment of a refund of the value added taxes (“VAT”) paid when the Concession Title and certain other assets were transferred to KCSM and Grupo KCSM’s obligation to purchase the remaining shares of KCSM owned by the Mexican government. As a result of this settlement, KCS and its subsidiaries now own 100% of both Grupo KCSM and KCSM and the Mexican government’s remaining 20% ownership interest in KCSM was eliminated; the potential obligation of KCS, Grupo KCSM and Grupo TMM to acquire the Mexican government’s remaining 20% interest in KCSM was eliminated; and the legal obligation of the Mexican government to issue the VAT refund to KCSM was satisfied.
Basis of presentation
     Due to the acquisition of Grupo KCSM by KCS on April 1, 2005, and the effects of the push down accounting to the Company, the consolidated financial statements included herein are not comparable to the financial statements for periods prior to April 1, 2005. The Company’s consolidated financial statements are separated between “Successor” and “Predecessor” to reflect the Company’s results and financial position before and after the change in control. For the year ended December 31, 2007 and 2006, and the nine months ended December 31, 2005, the consolidated financial statements include the effects of the push down of the purchase accounting allocation of the Company by KCS.
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
     The equity method of accounting is used for all entities in which the Company or its subsidiaries have significant influence, but not a controlling interest. The company evaluates less than majority owned investments for consolidation pursuant to FASB Interpretation No. 46 (Revised 2003). The Company does not have any less than majority owned investment requiring consolidation.
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
     Segments. KCSM is organized as one business segment (railway) and currently operates in one geographical segment (México).
     Foreign currency translation. Although KCSM and its subsidiaries are required to maintain their books and records in Mexican pesos (“Ps”) for tax purposes, KCSM and its subsidiaries keep records and use the U.S. dollar as their functional and reporting currency as the U.S dollar is the currency that reflects the economic substance of the underlying events and circumstances relevant to the entity.
     Monetary assets and liabilities denominated in Mexican pesos are translated into U.S. dollars using current exchange rates. The difference between the exchange rate on the date of the transaction and the exchange rate on the settlement date, or balance sheet date if not settled, is included in the consolidated statement of operations as a foreign exchange gain/loss. Non-monetary assets or liabilities, capital stock transactions and minority interest originally denominated in Mexican pesos are translated into U.S dollars using the historical exchange rate at the date of the transaction. Depreciation and amortization of non-monetary assets are recorded using the historical cost in U.S dollars.
     Cash and cash equivalents. Cash and cash equivalents represent highly liquid interest-bearing deposits and investments with an original maturity of less than three months.
     Accounts receivable. Accounts receivable are carried at original invoice amount less an allowance for doubtful accounts for these receivables. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on the historical write-off and collection experience and thorough analysis of each case. Accounts receivable in the consolidated financial statements are presented net of allowance for doubtful accounts of $3.9 million and $20.5 million at December 2007 and 2006, respectively.
     Inventories. Inventories, consisting of diesel fuel, items to be used in the maintenance of rolling stock and items to be used in the maintenance or construction of road property, are valued at the lower of average cost or market.
     Concession Rights and Related Assets. Costs incurred by the Company to acquire the Concession rights and related assets were capitalized and are amortized over the estimated useful lives of the related assets and rights acquired. Concession replacements and improvements are stated at cost. Major repairs and track rehabilitation are capitalized. Amortization is calculated using the straight-line method based on the estimated useful lives of the respective improvements.
     The ranges of annual depreciation rates for financial statement purposes are 2% — 7% for track structure and other roadway property.
     Properties and Depreciation. Properties are stated at cost less accumulated depreciation. Additions and improvements, including those on leased assets that increase the life or utility of the asset, are capitalized and all property is depreciated over the estimated remaining life or lease term of such assets, whichever is shorter. The Company capitalizes certain overhead costs representing the indirect costs associated with construction and improvement projects using the full absorption method. Overhead factors are periodically reviewed and adjusted to reflect current costs. Depreciation for property and equipment is derived using the mass asset group-life method. This method groups numerous homogeneous assets into depreciable categories (e.g., rail, ties, ballast, locomotives, work equipment) and depreciates these assets as a whole. Repairs and maintenance costs are charged to expense as incurred.
     The ranges of annual depreciation rates for financial statement purposes are: track structure and other roadway property— 1% to 9%, rolling stock and equipment — 1% to 10%, computer software — 20% to 33%, and capitalized leases — 8% to 25%.
     KCSM Depreciation Review. For the year ended December 31, 2005, KCSM adopted the mass asset group depreciation method for consistency with KCSR. Accordingly, changes were made to certain historical depreciation rates. During the year ended December 31, 2005, KCSM engaged a civil engineering firm to assist management in conducting an analysis of depreciation rates for properties and equipment. The study centered on evaluating actual historical replacement patterns to assess future lives and indicated that KCSM was depreciating its property over shorter periods than actually used. As a result, depreciation expense recorded in the fourth quarter of 2005 reflected an adjustment totaling $5.5 million to reduce depreciation expense recorded in the second and third quarters of 2005. Concession rights and related assets are amortized over useful lives as determined by the KCSM depreciation study.
     Computer Software Costs. Costs incurred in conjunction with the purchase or development of computer software for internal use are capitalized. Costs incurred in the preliminary project stage, as well as training and maintenance costs, are expensed as incurred. Direct and indirect costs associated with the application development stage of internal use software are capitalized until such time that the software is substantially complete and ready for its intended use. Capitalized costs are amortized on a straight-line basis over the useful life of the software.
     Impairment of Long-Lived Assets. The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying cost of the long-lived assets, the carrying cost is reduced to the estimated value as measured by the discounted cash flows. As of December 31, 2007 and 2006, there were no impairment indicators present.
     Fair value of financial instruments. The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate the carrying values because of the short maturity of these financial instruments.
     The Company estimates the fair value of long-term debt based upon borrowing rates available at the reporting date for indebtedness with similar terms and average maturities. Based upon the borrowing rates currently available to the Company and its subsidiaries for indebtedness with similar terms and average maturities, the fair value of long-term debt was $860.9 million and $913.8 million at December 31, 2007 and 2006, respectively. The financial statement carrying value was $850.7 million and $875.9 million at December 31, 2007 and 2006, respectively.
     Deferred income taxes. KCSM provides deferred income taxes for the difference between the financial reporting and income tax bases of its assets and liabilities. Although KCSM has generated book profits, it has incurred tax losses due primarily to the accelerated tax amortization of the Concession rights. The Company has recognized a deferred income tax asset for the resulting net operating loss carryforwards. Management anticipates that such net operating loss carryforwards will be realized given the long carryforward period (through the year 2046) for amortization of the Concession, as well as the fact that KCSM is expected to generate taxable income in the future. On October 1, 2007 the Entrepreneurial Tax of Unique Rate (referred to by its Spanish acronym, IETU or “Flat Tax”) in México was published. The Flat Tax law was effective on January 1, 2008 and replaces the Asset Tax law. The Flat Tax applies to a different tax base than the income tax and will be paid if the Flat Tax exceeds the income tax computed under existing law. The Company forecasts that the income tax will be higher than the IETU for the foreseeable future and that the IETU will not have a material effect on the Company’s financial statements. The Company’s tax projections take into consideration certain assumptions, some of which are under its control and others which are not. Key assumptions include inflation rates, currency fluctuations and future income and future capital expenditures. If the assumptions are not correct, a valuation allowance may have to be recognized on the deferred tax asset.
     KCSM Employees’ Statutory Profit Sharing. KCSM is subject to employee statutory profit sharing requirements under Mexican law and calculates profit sharing liability as 10% of KCSM net taxable income, adjusted as prescribed by the Mexican income tax law. In calculating its net taxable income for statutory profit sharing purposes, KCSM previously deducted NOL carryforwards. The application of NOL carryforwards can result in a deferred profit sharing asset for a given period rather than a profit sharing liability. Due to decisions by the Mexican Supreme Court in 2005 declaring that NOLs from previous years may not be deducted, KCSM changed the method of calculating its statutory profit sharing liability. KCSM no longer deducts NOLs from prior years when calculating employee statutory profit sharing. This change required KCSM to write off its deferred tax assets related to statutory profit sharing resulting in a charge to operating expenses of $35.6 million in 2005, after purchase accounting adjustments.
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
     Pension and seniority premiums. KCSM’s employees are entitled to seniority premiums upon termination of employment after 15 years of service. Seniority premiums are expensed over employees’ first fifteen years of service. The expected cost of other compensation to which employees may be entitled in the event of dismissal, in accordance with the Mexican Federal Law, is accrued over employees’ related years of service.
     Annual pension and other post-employment benefits expenses are calculated by management with the assistance of third party actuaries using standard actuarial methodologies. Actuaries assist the Company in measuring the Company’s benefit obligation and cost based on the current plan provision, employee demographics and assumptions about financial and demographics affecting the probability, timing and amount of expected future benefit payments.
     Revenue recognition. The Company recognizes freight revenue based upon the percentage of completion basis movement as a shipment moves from origin to destination, with the related expense recognized as incurred. Other revenues, in general, are recognized when the product is shipped, as services are performed, or contractual obligations fulfilled.
     Leases. Leases of property, machinery and equipment where the Company has assumed substantially all of the risks and rewards of ownership are classified as capital leases under the criteria in Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS No. 13”). Capital leases are capitalized at the inception of the lease at the lower of the fair value of the leased property or the present value of the minimum lease payments. Each lease payment is allocated between the liability and finance charges so as to achieve a constant rate on the consolidated finance balance outstanding. The interest element of the finance cost is charged to the statement of operations over the lease period so as to produce a constant periodic rate of interest on the remaining balance of the liability for each period.
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
Note 3. New accounting pronouncement
     SFAS 157. In September 2006, the Financial Accounting Standards Board (the “FASB”), issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. This statement applies when other accounting pronouncements require or permit fair value measurements; it does not require new fair value measurements. The Company is required to adopt SFAS 157 prospectively beginning on January 1, 2008, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. In November of 2007, the FASB proposed a one-year deferral of SFAS 157’s fair value measurement requirement for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company does not anticipate that the adoption of SFAS 157 will have a material impact on its results of operations and financial condition.
Note 4. Push down accounting and allocation of purchase price
     April 1, 2005 — Acquisition Agreement. In furtherance of KCS’ strategy for expansion into Mexico, on December 15, 2004, KCS entered into an Amended and Restated Acquisition Agreement (the “Acquisition Agreement”) with TMM and other parties under which KCS acquired full control of KCSM through the purchase of shares of common stock of Grupo KCSM. At the time, Grupo KCSM held an 80% interest in KCSM and all of the shares of stock with full voting rights of KCSM. The remaining 20% economic interest in KCSM was owned by the Mexican government in the form of shares with limited voting rights.

On September 12, 2005, KCS and its subsidiaries, KCSM and Grupo KCSM, along with TMM, entered into a settlement agreement (the “VAT/Put Settlement”) with the Mexican government, resolving controversies and disputes between the companies and the Mexican government concerning the payment of a value added tax refund and KCSM’s obligation to purchase shares held by the Mexican government (the VAT Claim and Put). In accordance with the Acquisition Agreement under which KCS acquired its controlling interest in KCSM, a payment of additional purchase price of $99.5 million became payable to TMM as a result of the final resolution of the VAT Claim and Put. This amount was paid by KCS and recorded as an increase in the equity of KCSM.

The VAT/Put Settlement had two separate impacts — first, the resolution of a pre-acquisition contingency related to the April 1, 2005 transaction and second, KCSM’s acquisition of the minority interest held by the Mexican government.

     Summary of Transactions Related to Final Purchase Price
     The following table highlights the items that reconcile the changes in excess of the purchase price (in millions):

Preliminary excess purchase price over the historical book value at the acquisition date:	$199.6
Payment to TMM related to the VAT/Put Settlement obligation contingent at acquisition date:(1)	99.5
Increase related to estimates for severance and relocation costs and changes in allocations of fair value between KCSM and Grupo KCSM:	11.6
Acquisition of the Mexican government’s shares net of adjustment to KCS’ investment:(2)	(56.4)

Disclosed increase in equity as a result of acquisition by shareholders:	$254.3

(1)	On September 12, 2005, KCS and its subsidiaries, KCSM and Grupo KCSM, along with TMM, entered into the VAT/Put Settlement with the Mexican government, resolving the controversies and disputes between the companies and the Mexican government. In accordance with the Acquisition Agreement under which KCS acquired a controlling interest in KCSM, a payment of additional purchase price of $99.5 million became payable to TMM as a result of the VAT/Put Settlement. This amount was paid by KCS and recorded as an increase in the equity of KCSM.
(2)	As part of the settlement agreement with the Mexican government (disclosed above), KCSM purchased and retired the 23.9% of KCSM stock owned by the Mexican government, which decreased the excess of the purchase price, net of adjustments to KCS’ investment by $56.4 million. This amount represents the difference between TMM’s share of the VAT recovery ($155.9 million) and the discounted amount paid to TMM by KCS ($99.5 million). KCS’ share of the VAT recovery, net of legal costs, was recorded in income in the third quarter of 2005.
     Settlement Agreement with TMM
     On September 24, 2007, KCS entered into a Settlement Agreement (the “Agreement”) with Grupo TMM, S.A.B. (“TMM”, formerly Grupo TMM, S.A.) TMM Logistics, S.A. de C.V., a subsidiary of TMM, and VEX Asesores

Corporativos, S.A. de C.V. (formerly José F. Serrano International Business, S.A. de C.V.) (the “Consulting Firm”), resolving certain claims and disputes over liabilities established as part of KCS’ acquisition of KCSM (successor by merger to Grupo KCSM). Pursuant to the terms of the Agreement, KCS agreed to pay TMM $54.1 million in cash to retire two notes totaling $86.6 million which were negotiated in 2005 at the closing of KCS’ acquisition of KCSM to cover certain post-closing contingencies and tax liabilities. The parties also agreed to terminate the consulting agreement between KCS and the Consulting Firm and make the final annual payment of $3.0 million due December 15, 2007, payable on settlement. The settlement amount of $57.1 million was paid by KCS to TMM on October 1, 2007.
     The tax liability of $33.7 million was established in accordance with the Acquisition Agreement as a contingent payment for uncertainties related to the tax basis of assets acquired that would ultimately be agreed to by the México taxing authority. This liability was originally due in 2010; however, KCS paid the tax liability in full upon this settlement while it was finalizing economic ties with TMM. The indemnity liability of $52.9 million was established in accordance with the Acquisition Agreement as a potential reduction to the purchase price and was subject to indemnification provisions of the Acquisition Agreement for certain potential losses related to inaccurate representations and warranties, or breaches of covenants in the Acquisition Agreement or claims relating thereto.
     KCS negotiated the final payment of the purchase price in conjunction with the indemnity liability with TMM. KCS reduced the liability by $32.5 million to the agreed payment of $54.1 million per the settlement agreement by recording the following: $2.9 million reduction of interest expense, $9.9 million reduction of pre-acquisition receivables, and $19.7 million adjustment to the purchase accounting assets related to this transaction.
     The principal amount of the liabilities recorded at the date of acquisition was $78.2 million. These liabilities accrued interest expense of $8.4 million from April of 2005 through September 2007 at a rate of 5% per year. KCS recorded $2.9 million as a reduction of interest expense in the income statement representing interest on the difference between the original principal and the settlement amount that was recorded post acquisition. The Agreement was assessed to include payment for $9.9 million of pre-acquisition receivables that were still outstanding at the time of settlement and not reserved for at the acquisition date. As a result of the inaccuracies subsequently identified in the balance sheet, which was used as the basis for the settlement of the purchase price and indemnity provision, KCS concluded that certain balance sheet assets and liabilities that were acquired were not the assets and liabilities that were included in the balance sheet. Based upon all facts and circumstances, there was a clear and direct link to the purchase price; therefore KCS recorded the remainder of the $32.5 million difference of $19.7 million as an adjustment of the purchase price in accordance with SFAS 141 during 2007.
     Significant components of the allocation of the excess of the purchase price over the carrying value of the net assets acquired, are as follows (in millions):

Increase in current assets	$10.6
Decrease in property and equipment	(29.0)
Increase in concession assets	260.2
Decrease in deferred income tax	(79.3)
Increase other assets	83.6
Increase in current liabilities	(15.3)
Increase in long-term liabilities	(108.5)

Total	$122.3

     The following table summarizes the recorded values of KCSM’s assets and liabilities assumed at the dates of acquisition as adjusted for the above impacts (in millions):

Current assets	$268.8
Property and equipment	530.5
Concession rights	1,354.8
Other assets	226.7

Total assets acquired	$2,380.8

Current liabilities	$288.3
Long-term debt	802.6
Other liabilities	125.2

Total liabilities acquired	$1,216.1

Note 5. Legal merger with Grupo KCSM
     In April 2007, KCSM adopted corporate resolutions approving: (i) the conversion (“Re-transformation”), from a sociedad de responsabilidad limitada de capital variable to a sociedad anónima de capital variable; and (ii) the legal merger of Grupo KCSM with KCSM (the “2007 Merger”). The 2007 Merger was effective on May 8, 2007. KCSM, as the surviving company, cancelled the shares held by Grupo KCSM and issued the corresponding shares representing the new capital stock to each of the shareholders of Grupo KCSM, except for the shares held by itself. Grupo KCSM transferred all its assets and liabilities to KCSM and any current liabilities between Grupo KCSM and KCSM were extinguished. There was no cash exchanged between the parties in the 2007 Merger.
     The 2007 Merger was completed between entities under common control where KCSM was the reporting entity. Grupo KCSM was a non-operating holding company with no material assets or operations and its balance sheet was limited to a deferred tax asset and other intercompany balances between Grupo KCSM and KCSM. All intercompany amounts were eliminated and the remaining balances of Grupo KCSM were transferred to KCSM at carrying value, except Grupo KCSM’s 2% ownership in Arrendadora KCSM, which was transferred to NAFTA Rail, a wholly owned subsidiary of KCS. The full effect of the 2007 Merger was applied prospectively in KCSM’s financial statements for the second quarter of 2007. Prior period financial statements have not been adjusted to include the effect of the 2007 Merger as if it had occurred on the earliest date of the prior period presented. The following tables provide the effects on the statements of financial position and the results of operations as if the retroactive application of the 2007 Merger had been made (in millions):
Balance sheet

December 31,
2006
Assets	$11.3
Debt and capital lease obligation	—
Liabilities	(6.4)
Minority interest	1.4
Stockholders’ equity	16.3

Statement of Income

	Successor		Predecessor
		Nine Months	Three Months
		Ended	Ended
	December 31,	December 31,	March 31,
	2006	2005	2005

Transportation Revenues	$—	$—	$—
Operating expenses	—	(0.6)	(0.3)
Operating income	—	(0.6)	(0.3)
Income (loss) before income taxes and minority interest	6.8	(0.6)	(0.3)
Income tax expense	(2.3)	(0.9)	(0.3)
Minority interest	—	17.6	(0.3)

Net income (loss)	$4.5	$16.1	$(0.9)

Note 6. Investments
     Investments, including investments in unconsolidated affiliates, follow (in millions):

	Percentage
	Ownership at	Carrying Value
Company	December 31, 2007	2007	2006
Mexrail	49%	$32.8	$30.0
FTVM	25%	16.8	13.9

Total		$49.6	$43.9

Mexrail, Inc.
     Mexrail owns 100% of the Tex-Mex. Tex-Mex operates a 157-mile rail line extending from Laredo to the port city of Corpus Christi, Texas. Mexrail owns the northern half of the rail- bridge at Laredo, Texas, which spans the Rio Grande River between the U.S. and México. KCSM owns 49% of the outstanding capital stock of Mexrail and KCS owns the remaining 51% of Mexrail’s outstanding capital stock.
Ferrocarril y Terminal del Valle de México, S.A. de C.V.
     FTVM provides railroad services as well as ancillary services, including those related to interconnection, switching and haulage services in the greater México City area. KCSM holds 25% of the capital stock of FTVM. The other shareholders of FTVM, each holding a 25% interest, are Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”), Ferrocarril del Sureste, S.A. de C.V. (“Ferrosur”) and the Mexican government. Pursuant to the Concession, KCSM is required to grant rights to use portions of its track to Ferromex, Ferrosur and FTVM, and these companies are required to grant KCSM the rights to use portions of their tracks.
     Financial information of unconsolidated affiliates that the Company accounted for under the equity method is presented below (in millions).

	Year Ended December 31,
	2007		2006		2005
	Mexrail	FTVM	Mexrail	FTVM	Mexrail	FTVM
Investment in unconsolidated affiliates	$32.8	$16.8	$30.0	$13.9	$27.1	$10.9
Equity in net assets of unconsolidated affiliates	31.0	15.5	28.2	12.6	25.1	9.6
Financial condition:
Current assets	$3.5	$61.3	$5.4	$46.4	$18.4	$35.4
Other assets	169.6	28.1	158.9	33.9	132.0	28.1

Assets	$173.1	$89.4	$164.3	$80.3	$150.4	$63.5

Current liabilities	$48.7	$11.8	$17.6	$13.5	$20.6	$9.3
Long-term liabilities	61.2	15.6	89.3	16.5	78.6	15.8
Equity of stockholders and partners	63.2	62.0	57.4	50.3	51.2	38.4

Liabilities and equity	$173.1	$89.4	$164.3	$80.3	$150.4	$63.5

Operating results:
Revenues	$77.5	$65.8	$74.3	$60.5
Expenses	71.7	54.0	68.1	45.7

Net income (loss)	$5.8	$11.8	$6.2	$14.8

	Successor		Predecessor
	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	March 31,	March 31,
	2005	2005	2005	2005
	Mexrail	FTVM	Mexrail	FTVM

Operating results:
Revenues	$56.7	$43.2	$16.6	$12.1
Expenses	61.9	34.9	17.5	11.0

Net income	$(5.2)	$8.3	$(0.9)	$1.1

Note 7. Inventories
     Inventories included the following items at December 31 (in millions):

	2007	2006

Materials and supplies	$31.3	$22.7
Locomotive fuel stock	3.1	3.0
Inventory obsolescence reserve	(3.7)	(2.9)

	$30.7	$22.8

Note 8. Other current assets
     Other currents assets included the following items at December 31 (in millions):

	2007	2006

Deferred profit sharing	$16.5	$—
Assets held for sale (locomotives)	—	47.9
Deferred debits related to favorable car lease contracts	11.4	11.4
Prepaid expenses	0.8	0.4
Advance to suppliers	2.2	13.7
Prepaid insurance premiums	1.5	1.2

	$32.4	$74.6

Note 9. Concession assets
     The Mexican government granted KCSM the Concession to operate the northeast rail lines in México. Concession assets and related amortization are summarized below at December 31 (in millions):

	2007	2006

Road property	$1,179.4	$1,231.4
Land	133.1	135.3
Other	32.2	32.3

Total	1,344.7	1,399.0

Accumulated amortization	129.2	95.7

Concession assets, net	$1,215.5	$1,303.3

     Amortization of Concession assets were $59.5 million, $60.4 million, $36.2 million and $9.6 million for the year ended December 31, 2007 and 2006, nine months ended December 31, 2005 and the three months ended March 31, 2005, respectively.

Note 10. Property and equipment
     Pursuant to the assets purchase agreement, the Company obtained the right to acquire locomotives and rail cars and various materials and supplies, formerly owned by FNM. Legal title to the purchased assets was transferred to KCSM at that time.
     Property and equipment and related accumulated depreciation are summarized below at December 31(in millions):

	2007	2006
Concession improvements	$418.7	$324.3
Equipment	252.1	178.0
Road Property	164.2	161.2
Other	13.9	13.6

Total	848.9	677.1
Accumulated depreciation	45.8	43.7

Net property and equipment	803.1	633.4
Construction in progress	69.7	47.7

Properties and equipment — net	$872.8	$681.1

     Depreciation of property and equipment was $32.5 million, $28.1 million, $22.2 million and $12.1 million for the year ended December 31, 2007 and 2006, the nine months ended December 31, 2005 and the three months ended March 31, 2005, respectively.
Note 11. Accrued Liabilities
     Accrued liabilities included the following items at December 31 (in millions):

	2007	2006
Purchased services	$21.7	$18.4
Locomotive maintenance and overhaul reserve	14.6	12.3
Interest payable	10.0	9.5
Freight charges due other railroads	9.1	6.6
Deferred credits related to unfavorable locomotive leases and maintenance contracts	8.8	9.7
Car hire	8.7	18.7
Insurance reserve	5.9	7.1
Other	18.4	13.4

	$97.2	$95.7

Note 12. Long-Term Debt
     Long-term debt follows at December 31(in millions):

	2007	2006
Long-term debt:
Term loan variable interest rate, 7.475% at December 31, 2006 due 2008	$—	$46.7
Revolving credit facility, variable interest rate, 6.531% at December 31, 2007 due 2011	20.0	—
Term loan variable interest rate, 7.024% at December 31, 2007 due 2012	30.0	—
10 1/4% Senior notes due 2007	—	4.0
9 3/8% Senior notes due 2012	460.0	460.0
12 1/2% Senior notes due 2012	—	178.6
7 5/8% Senior notes due 2013	175.0	175.0
7 3/8% Senior notes due 2014	165.0	—
Capital lease obligations, due serially 2011	0.7	1.0

	850.7	865.3
Fair market value adjustment related to purchase accounting	—	10.6

Total	850.7	875.9
Less: Debt due within one year	0.3	26.2

Long-term debt	$850.4	$849.7

     Revolving Credit Facility and Term Loans. On October 24, 2005, KCSM entered into a credit agreement (the “2005 Credit Agreement”) in an aggregate amount of $106.0 million, with a maturity date of October 28, 2008. The 2005 Credit Agreement consisted of a $30.0 million revolving credit facility and a $76.0 million term loan facility secured by the locomotives and rail cars owned by KCSM’s subsidiary, Arrendadora KCSM. For loans denominated in U.S. dollars, the facilities bore interest at LIBOR plus a spread based on KCSM’s leverage ratio as defined under the 2005 Credit Agreement. For loans denominated in Mexican pesos, the facilities bore interest at the Tasa de Interes Interbancario de Equilibrio (“TIIE”), the 28-day Mexican inter-bank rate, plus a spread based on KCSM’s leverage ratio. Proceeds from the facilities were used primarily to pay down debt and for general corporate purposes. At December 31, 2006 there were no advances outstanding under the $30.0 million revolving credit facility. On November 21, 2006, KCSM paid down $29.0 million of the term loan facility from the proceeds of its 7 5/8% senior notes offering. At December 31, 2006, the term loan’s balance was $46.7 million. The proceeds from the new credit agreement (the “2007 Credit Agreement”) were used to repay all remainning amounts outstanding under the 2005 Credit Agreement.
     On April 7, 2006, KCSM entered into an amendment and waiver (“Amendment and Waiver”) related to the 2005 Credit Agreement. The 2005 Credit Agreement was amended to (i) exclude certain payment obligations accrued under two locomotive maintenance agreements and under a track maintenance rehabilitation agreement from the definition of Indebtedness, (ii) eliminate certain minimum and multiple borrowing thresholds for peso borrowings under the revolving credit facility and (iii) eliminate the reporting requirement to provide unaudited consolidated financial statements for the fourth fiscal quarter. The Amendment and Waiver also waived certain reporting requirements, including the requirement of KCSM to provide audited consolidated financial statements 90 days after the end of the 2005 fiscal year, provided such reports were delivered by April 30, 2006, and compliance with the Consolidated Leverage Ratio obligations of Section 7.1(c) of the 2005 Credit Agreement for the four quarters ended December 31, 2005, if compliance therewith was calculated without giving effect to the amendment to the definition of “Indebtedness” in the Amendment and Waiver provided that KCSM was in compliance therewith after giving effect to the Amendment and Waiver.
     On June 14, 2007, KCSM entered into a new unsecured credit agreement (the “2007 Credit Agreement”), in an aggregate amount of up to $111.0 million, consisting of a revolving credit facility of up to $81.0 million, and a term loan facility of up to $30.0 million with Bank of America, N.A., BBVA Bancomer, S.A., Institución de Banca Múltiple, and the other lenders named in the 2007 Credit Agreement. The Company used the proceeds from the 2007 Credit Agreement to pay (a) all amounts outstanding under KCSM’s 2005 Credit Agreement, and to pay all fees and expenses related to the refinancing of the 2005 Credit Agreement, (b) to pay all amounts outstanding in respect of KCSM’s 10 1/4% Senior Notes due 2007, (c) to refinance a portion of KCSM’s 12 1/2% Senior Notes due 2012, (d) to pay all amounts outstanding under KCSM’s Bridge Loan Agreement dated April 30, 2007, and (e) for general corporate purposes. The maturity date for the revolving credit facility is December 30, 2011, and the maturity date for the term loan facility is June 29, 2012. The 2007 Credit Agreement contains covenants that restrict or prohibit certain actions that are customary for these type of agreements. In addition, KCSM must meet certain consolidated interest coverage ratios, consolidated leverage ratios, and fixed charge coverage ratios. Loans under the 2007 Credit Agreement bear interest at LIBOR plus a spread based on KCSM’s leverage ratio as defined under the 2007 Credit Agreement. As of December 31, 2007, advances under the revolving credit facility were $20.0 million, leaving $61.0 million remaining available under the revolving credit facility. KCSM is currently in compliance with all terms and conditions of the 2007 Credit Agreement and currently has access to the revolving credit facility.
     On December 19, 2007, KCSM entered into Amendment No. 1 and Waiver No. 1 to the 2007 Credit Agreement (“Amendment and Waiver No. 1”) to modify certain terms to permit the Company to finance the acquisition of new locomotives by incurring indebtedness on an accelerated basis as compared to the original terms contained in the 2007 Credit Agreement. The Amendment and Waiver No. 1 also waives certain prospective defaults under the 2007 Credit Agreement as of the quarter ended December 31, 2007, as a result of the acquisition of the new locomotives in the fourth quarter of 2007, in order to permit the Company sufficient time to complete its financing of the new locomotives.
     10 1/4% Senior Notes. In June 1997, KCSM issued $150.0 million of 10 1/4% unsecured senior notes due June 15, 2007 (the “2007 Senior Notes”). On October 23, 2006, pursuant to an offer to purchase dated such date, KCSM commenced a cash tender offer and consent solicitation for any and all outstanding $150.0 million aggregate principal amount of the 2007 Senior Notes. KCSM received consents in connection with the tender offer and consent solicitation from holders of over 97% of the 2007 Senior Notes to amend the indenture under which the 2007 Senior Notes were issued (the “2007 Indenture”), to eliminate substantially all of the restrictive covenants included in the 2007 Indenture. The supplemental indenture relating to the 2007 Senior Notes containing the proposed changes (the “2007 Supplemental Indenture”) became effective on November 21, 2006. The tender offer expired at midnight, New York City time, on November 20, 2006 and KCSM purchased tendered notes on November 21, 2006, in accordance with the terms of the tender offer from proceeds received through the issuance of new 7 5/8% Senior Notes. On December 31, 2006, there was $4.0 million of 2007 Senior Notes outstanding which were repaid during 2007 with the proceeds from the 2007 Credit Agreement.
     12 1/2% Senior Notes. In June 2002, KCSM issued $180.0 million principal amount of 12 1/2% senior unsecured notes due June 15, 2012, which were redeemable at any time in the event of certain changes in Mexican tax law and at KCSM’s option after June 14, 2007, subject to certain limitations, at the following redemption prices (expressed in percentages of principal amount), plus any unpaid interest: 2007 — 106.250%, 2008 — 104.167%, 2009 — 102.083% and thereafter — 100.000%. The 12 1/2% senior unsecured notes were issued at a discount of $2.5 million, which was amortized based on the interest method over its term. The notes were redeemed during 2007 with the proceeds from the issuance of the new KCSM 7 3/8% Senior Notes described below and other available financing.
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
     7 5/8% Senior Notes. On November 21, 2006, KCSM issued $175.0 million of 7 5/8% senior unsecured notes due December 1, 2013. Proceeds from the issuance were used to purchase $146.0 million of tendered 2007 Senior Notes and repay $29.0 million of term loans under the 2005 Credit Agreement. The notes are redeemable at KCSM’s option after November 30, 2010, subject to certain limitations, at the following redemption prices (expressed in percentages of principal amount), plus any unpaid interest: 2010 — 103.813%, 2011 — 101.906% and 2012 — 100.000%. Subject to certain conditions, up to 35% of the principal of the notes is redeemable prior to December 1, 2009. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount in the event of certain changes in the Mexican withholding tax rate. The 7 5/8% Senior Notes include certain covenants that restrict or prohibit certain actions.
     7 3/8% Senior Notes. On May 16, 2007, KCSM issued $165.0 million principal amount of new 7 3/8% senior unsecured notes due June 1, 2014. KCSM used the net proceeds from the issuance of the 7 3/8% Senior Notes, together with a $30.0 million bank term loan and available cash on hand, as necessary, to pay the principal, applicable premium and expenses associated with the redemption of KCSM’s 12 1/2% Senior Notes due 2012. The 7 3/8% Senior Notes are redeemable at KCSM’s option, in whole but not in part, at 100% of their principal amount, plus any accrued and unpaid interest, at any time in the event of certain changes in Mexican tax law, and in whole or in part, on or after June 1, 2011, subject to certain limitations, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2011 — 103.688%, 2012 — 101.844%, and 2013 — 100.000%. The 7 3/8% Senior Notes include certain covenants that restrict or prohibit certain actions.
     All of KCSM’s senior notes above are denominated in dollars and are unsecured, unsubordinated obligations, rank pari passu in right of payment with its existing and future unsecured, unsubordinated obligations, are senior in right of payment to its future subordinated indebtedness.
Covenants
     The agreements related to the above-mentioned loans and senior notes include certain affirmative and negative covenants which are customary for these types of debt instruments and borrowers with similar credit ratings. The affirmative covenants require KCSM to take certain actions like maintaining its corporate existence, complying with laws and regulations, and furnishing certain reports. The negative covenants restrict or prohibit many actions, including, but not limited to, KCSM’s ability to incur debt, create or suffer to existing liens, make prepayments of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. In addition, the senior note indentures include an interest coverage test which KCSM must meet in order to take certain actions. The 2007 Credit Agreement also contains certain interest coverage, leverage and fixed charge coverage ratios which must be met or a default will occur. KCSM and its subsidiaries were in compliance with these covenants as of December 31, 2007.
Leases and Debt Maturities
     The Company leases transportation equipment, as well as office buildings and other operating facilities under operating and capital leases. Rental expenses under operating leases were $63.4 million, $62.6 million, $44.9 million and $13.8 million for the years ended December 31, 2007 and 2006, for the nine months ended December 31, 2005 and for the three months ended March 31, 2005, respectively. Future minimum annual payments under existing capital leases, other debt maturities and minimum annual rental commitments under non-cancelable operating leases are shown below (in millions):

	Long-Term	Operating
Years	Debt	Leases	Total
2008	$0.3	$65.4	$65.7
2009	0.3	60.9	61.2
2010	0.1	53.5	53.6
2011	20.0	56.3	76.3
2012	490.0	41.1	531.1
Thereafter	340.0	217.1	557.1

Total	$850.7	$494.3	$1,345.0

Note 13. Balances and transactions with related companies
     Balances and transactions with related companies included the following items at December 31 (in millions):

	2007	2006
Related company receivables:
KCS(1)	$22.1	$19.3
NAFTA Rail(2)	15.4	15.0
Mexrail	0.5	0.6
Panama Canal Railway Company(3)	0.4	—

	$38.4	$34.9

Long term:
Panama Canal Railway Company(3)	$3.8	$—

Total related company receivables	$42.2	$34.9

Related company payables:
KCS(4)	$49.2	$37.0
Superior Tie & Timber(5)	6.0	—
Panama Canal Railway Company(6)	4.2	—
Grupo KCSM	—	6.8
Terminal Ferroviaria del Valle de México, S. A. de C. V.	0.5	2.1

	$59.9	$45.9

Long term:
KCS (4)	$21.8	$—

Total related company payables	$81.7	$45.9

(1)	This balance is comprised mainly of pre-acquisition receivables due to the Settlement Agreement with TMM, car and locomotive lease and other railroad services as of December 31, 2007.

(2)	This amount is comprised primarily of a loan receivable with an affiliate, NAFTA Rail, denominated in Mexican pesos of Ps.138.7 million ($12.8 million) and $1.6 million of interest as of December 31, 2007.

(3)	This amount is comprised of a loan receivable with an affiliate, the Panama Canal Railway Company (“PCRC”), a joint venture company owned equally by KCS and Mi-Jack Products, Inc.

(4)	This balance is comprised mainly of prepayment freight services, management and legal fees, car and locomotive lease and other railroad services as of December 31, 2007.

(5)	This balance is comprised primarily of ties acquisition by KCSM during 2007.

(6)	This amount is comprised of an advance payment with PCRC in regards to the sale of five SD60 locomotives.
     The most significant transactions with related parties are summarized as follows (in millions):

	Successor			Predecessor
			Nine Months	Three Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	March 31,
	2007	2006	2005	2005
Freight revenues	$9.8	$0.4	$0.3	$—
Terminal service	(13.8)	(24.1)	—	—
Car equipment lease	2.3	1.5	0.4	(0.1)
Management fee	(16.9)	(16.3)	—	(0.3)
Software license fee	(3.0)	—	—	—
Locomotive equipment lease	0.7	(4.8)	5.5	—
Transition cost	—	—	(3.0)	—
Severance and relocation	—	(3.2)	15.3	—
Capital expenditures	—	—	(3.8)	—
Other	1.5	(0.1)	(0.4)	(3.2)
     The principal services rendered by KCSM were general freight and locomotive equipment lease and the principal services received by KCSM were terminal services, general freight, car equipment lease and management services. These services are usually negotiated with related parties on a cost-plus basis.
     Software License Agreement
     On December 22, 2007, KCSM and KCSR entered into a software license agreement which granted KCSM a non-exclusive, non-assignable and nontransferable license to access management control software and revenue control software on the KCSR computer system through a remote connection. KCSM paid KCSR a license fee of $3.0 million for use of the software from July 2006 through December 2007.
     Prepayment Freight Services Agreement
     On December 21, 2007, KCSM and KCSR entered into a prepayment freight services agreement. KCSR paid KCSM $41.3 million for the railroad services to be rendered by KCSM to KCSR from 2008 through 2009.
     Loan Agreement
     On December 28, 2007, KCSM and PCRC, entered into a loan agreement (the “Loan”), pursuant to which KCSM loaned PCRC $4.2 million. The term of the Loan is eight years and bears interest at rate per annum equal to four hundred basis points over the British Bankers Association LIBOR Rate applicable for the quarter. PCRC will pay the principal amount in thirty-two equal quarterly payments together with any and all corresponding interest, on the last day of March, June, September and December of each year, with the first payment due on March 31, 2008. This agreement may be extended at the end of the term of the Loan with the prior written agreement of both parties.
     Locomotive Purchase Agreement
     On December 28, 2007, KCSM and PCRC entered into a locomotive purchase agreement, pursuant to which KCSM will sell to PCRC five SD60 locomotives for $4.2 million. PCRC agreed to make an advance payment of $4.2 million on December 28, 2007.

      Locomotive Purchase and Sale Agreement
     In December 2006, KCSM entered into a locomotive purchase and sale agreement pursuant to which KCSM agreed to purchase 44 SD60 locomotives from KCSR. KCSM purchased an aggregate of 39 of these SD60 locomotives from KCSR in December 2006, July 2007 and August 2007. KCSM purchased the remaining 5 of these locomotives in October 2007. In June 2007, Arrendadora KCSM and KCSR entered into an agreement pursuant to which Arrendadora KCSM agreed to sell to KCSR 17 SD40 locomotives and 38 SD40-2 locomotives. Arrendadora KCSM sold KCSR an aggregate of 13 of the SD40 locomotives and 37 of the SD40-2 in June 2007 and September 2007. KCSR purchased the remaining units in October 2007. Additionally, in September 2007, KCSM agreed to sell one SD70MAC locomotive to KCSR.
      Management Services Agreement
     On December 30, 2005, KCSM and KCS entered into a Management Services Agreement under which KCS provides to KCSM general guidance, oversight, consultation services, and management services in connection with the business and operations of KCSM. The Management Services Agreement became effective as of April 1, 2005 and will continue in full force and effect until terminated by one party by providing written notice to the other party. During 2007 and 2006 KCS charged $16.8 million and $15.9 million, respectively to KCSM under the agreement.
Note 14. Other noncurrent liabilities and deferred credits
     Other noncurrent liabilities and deferred credits included the following items at December 31 (in millions):

	2007	2006
Deferred credits related to unfavorable locomotive leases and maintenance contracts	$33.7	$43.7
Deferred profit sharing	42.5	38.5
Pension	13.3	11.1
Other	11.6	20.3

	$101.1	$113.6

Note 15. Stockholders’ equity
     The following table sets forth information with respect to the ownership of the Company’s outstanding shares of stock. Pursuant to the bylaws, KCSM’s capital stock is divided in fixed and variable portion. The fixed portion of the capital stock with no withdrawal rights is $600,000. The variable portion of the capital stock is unlimited. KCSM’s capital stock is divided into Class I Shares, representing the fixed portion of the stated capital, and Class II Shares, representing the variable portion of the capital, fully subscribed and paid for, without a par value expression.

	Shares
	Class I	Class II	Total	%
Shareholders
KCSM Holdings LLC	—	10	10	0.02%
Kara Sub, Inc.	—	1,195,368,147	1,195,368,147	24.97%
KCS Investment I, Ltd.	—	1,195,368,147	1,195,368,147	24.97%
Caymex Transportation, Inc.	—	49,873,902	49,873,902	1.04%
Nafta Rail, S.A. de C.V.	600,000	2,344,300,029	2,344,900,029	49.00%

TOTAL	600,000	4,784,910,235	4,785,510,235	100.00%

Note 16. Income tax, employee statutory profit sharing, asset tax, and tax loss carryforwards
     Income tax — Current income tax expense represents the amounts expected to be reported on the Company’s income tax return, and deferred tax expense or benefit represents the change in net deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities are measured by enacted tax rates that will be in effect when these differences reverse. Valuation allowances are used to reduce deferred tax assets to the amount considered likely to be realized.
     Tax Expense — Income tax provision (benefit) consists of the following components (in millions):

	Successor			Predecessor
			Nine Months	Three Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	March 31,
	2007	2006	2005	2005
Current:
Income Tax	$—	$—	$—	$—
Tax on Assets	—	—	0.3	—

Total current	—	—	0.3	—
Deferred:
Deferred income tax provision (benefit)	30.7	18.8	(1.8)	(1.4)

Total deferred	30.7	18.8	(1.8)	(1.4)

Total income tax provision (benefit)	$30.7	$18.8	$(1.5)	$(1.4)

     The Mexican Income Tax rate decreased one percent per year from 30% starting in 2005 down to 28% in 2007.
     Deferred income taxes — The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in millions):

	2007	2006
Liabilities:
Property and equipment	$62.4	$64.3
Concession rights	199.7	256.7
Other	—	11.2

Gross deferred tax liabilities	262.1	332.2

Assets:
Loss carryovers	(292.6)	(416.6)
Inventories and provisions	(75.8)	(33.1)

Gross deferred tax assets	(368.4)	(449.7)

Net deferred tax asset	$(106.3)	$(117.5)

     No valuation allowance for deferred income taxes was required at December 31, 2007 or 2006.
     Tax Rates — Differences between the Company’s effective income tax rates and the Mexican income tax statutory rate of 28% are as follows (in millions):

	Successor			Predecessor
			Nine Months	Three Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	March 31,
	2007	2006	2005	2005
Income tax provision using the Statutory rate in effect	$36.0	$21.3	$25.8	$(0.1)
Tax effect of:
Inflationary and devaluation components	8.7	11.3	9.2	1.8
Tax indexation of depreciation and amortization	(4.3)	(1.8)	(2.3)	(0.5)
Net exchange losses	3.0	2.9	8.9	1.2
Inflation and remeasurement of loss carryforwards	(13.0)	(17.4)	(12.5)	(3.5)
Non-deductible expenses	0.5	0.7	1.1	—
Change in tax rates	—	2.1	0.3	(0.5)
Write off of deferred profit sharing	—	—	10.1	—
VAT Settlement	—	—	(42.3)	—
Tax on Assets	—	—	0.3	—
Other — Net	(0.2)	(0.3)	(0.1)	0.2

Income tax provision (benefit)	$30.7	$18.8	$(1.5)	$(1.4)

Effective tax rate	24%	26%	(2)%	282%

     Employees’ Statutory Profit Sharing — Employees’ Statutory Profit Sharing provision (benefit) consists of the following components (in millions):

	Successor			Predecessor
			Nine Months	Three Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	March 31,
	2007	2006	2005	2005
Deferred Profit Sharing	$(2.1)	$5.9	$41.1	$0.5

     The profit sharing effects of temporary differences that give rise to significant portions of the deferred profit sharing assets and deferred profit sharing liabilities are as follows (in millions):

	2007	2006
Liabilities:
Property and equipment	$17.1	$27.3
Concession rights	25.4	21.7

Gross deferred profit sharing liabilities	42.5	49.0

Assets:
Inventories and provisions	(16.5)	(10.5)

Gross deferred tax assets	(16.5)	(10.5)

Net deferred profit sharing liability	$26.0	$38.5

     The Company recognizes deferred profit sharing taxes for the 10% profit sharing effect of temporary differences. The Mexican Tax authorities challenged the Company’s calculation of deferred profit sharing in the late 1990’s, but the Company prevailed with a Supreme Court ruling in 1999, followed by a Tax Authority release acknowledging the Company’s ability to continue to calculate profit sharing the way it had been, as well as the Company’s ability to utilize NOL carryforwards in the calculation of Profit Sharing. The Company successfully defended a similar challenge for the years 2002-2004. As a result of a Supreme Court ruling in 2005, in which it was determined that the NOL carryforward may not be deducted in the calculation of profit sharing, KCSM no longer deducts NOLs from prior years.
     Asset tax — The Mexican asset tax law establishes a tax of 1.8% on the average of assets, less certain liabilities, which is payable when it exceeds the income tax due. There was no asset tax due during 2006 and $6.7 million was paid in 2007. The asset tax was eliminated by statute starting in 2008.
     NOL carryforwards — At December 31, 2007, the Company and its subsidiaries had combined tax loss carry forwards, which under the Mexican income tax law are inflation-adjusted through the date of utilization as shown in the following table (in millions):

	Inflation-Indexed
	Amount as of
	December 31,	Year of
Year in Which Loss Arose	2007	Expiration

2000	176.5	2046
2001	83.1	2046
2002	452.8	2046
2003	308.7	2046
2006	44.5	2016

	$1,065.6

     Although the Company has generated book profits, it has incurred tax losses due primarily to the accelerated tax amortization of the Concession rights. The Company has recognized a deferred income tax asset for the resulting net operating loss carryforwards.
     Management anticipates that such net operating loss carryforwards will be realized given the long carryforward period (through the year 2046) for amortization of the Concession, as well as the fact that the Company expects to generate taxable income in the future. On October 1, 2007 the Entrepreneurial Tax of Unique Rate (referred to by its Spanish acronym, IETU or “Flat Tax”) in México was published. The Flat Tax law was effective on January 1, 2008 and replaces the asset tax law. The Flat Tax applies to a different tax base than the income tax and will be paid if the Flat Tax exceeds the income tax computed under existing law. The Company expects that the income tax will be higher than the IETU for the foreseeable future and that the IETU will not have a material effect on the Company’s financial statements. The Company’s tax projections take into consideration certain assumptions, some of which are under its control and others which are not. Key assumptions include inflation rates, currency fluctuations and future income and future capital expenditures.

Note 17. Pension Plan
     During 2007, the Company formalized the substantive pension benefit settled in the form of a lump-sum post-retirement payment to retiring union employees in México who leave the Company after age 60. The benefit to retirees is based on a statutory termination indemnity calculation under Mexican law which considers the retiree’s salary at the time of retirement and the number of years of credited service. Beginning in 2008, the plan will also include a social security bridge benefit for employees retiring between ages 55 and 60, and a disability benefit. In addition, the Company will fund individual accounts for employees by contributing a fixed percentage of their pay, as well as matching 50% of the amount voluntarily contributed by the employee. The benefit paid upon retirement will be the greater of the statutorily based benefit and the accumulated company contributions in the participant’s account.
     The Company uses December 31 as the measurement date for its pension obligation.
      Net Periodic Benefit Cost, Plan Obligation, and Funded Status
     Components of the net cost for the plan were as follows for the years ended December 31 (in millions):

	2007	2006
Service cost	$1.4	$1.7
Interest cost	0.9	1.0
Actuarial (gain) loss(i)	(0.5)	(2.6)

Net periodic cost (benefit) recognized	$1.8	$0.1

(i)	Net benefit costs above do not include a component for the amortization of actuarial gains or losses as the Company’s policy is to recognize such gains and losses immediately.
     The following table reconciles the change in the benefit obligation for each of the years ended December 31 (in millions):

	2007	2006

Benefit obligation, beginning of year	$12.1	$12.4
Service cost	1.4	1.7
Interest cost	0.9	1.0
Actuarial (gain) loss	(0.5)	(2.6)
Benefits paid, net of retiree contributions	(0.9)	(0.4)
Prior services cost	1.3	—

Benefit obligation, end of year	$14.3	$12.1

Funded status	$(14.3)	$(12.1)

     During 2007, the Company formalized its substantive pension benefit which resulted in a plan amendment. The prior service cost related to the plan amendment was included as a component of accumulated other comprehensive income and is being amortized over the estimated remaining life of the participants of 17 years. The plan is an unfunded plan and benefits are paid to retirees as the obligations become due upon retirement. The full benefit obligation has been recognized as a liability in the consolidated financial statements at December 31, 2007 and 2006.
      Assumptions
     Weighted average assumptions used to determine benefit obligation and net benefit cost were as follows for the years ended December 31:

	2007	2006
Discount rate	8.00%	8.00%
Rate of compensation increase	4.50%	5.00%

     Cash Flows
     The following table represents benefit payments expected to be paid, which reflect expected future service, as appropriate, for each of the next five years and the aggregate five years thereafter (in millions):

Expected
Year	Payments

2008	$0.3
2009	0.4
2010	0.6
2011	0.8
2012	1.2
2013-2017	14.0
Note 18. Commitments and contingencies
      Commitments:
     Concession duty. Under the Concession, the Mexican Government has the right to receive a payment from the Company equivalent to 0.5% of the gross revenue during the first 15 years of the Concession period and 1.25% during the remaining years of the Concession period. For the year ended December, 31, 2007 and 2006, for the nine months ended December 31, 2005 and for the three months ended March 31, 2005, the concession duty expense amounted to $4.3 million, $4.1 million, $3.0 million and $0.9 million, respectively, which was recorded within operating expenses.
     Locomotive Acquisition. KCSM entered into an agreement with General Electric Company (“GE”) on August 14, 2006, to acquire 30 locomotives at a cost of approximately $63.7 million. Of the 30 locomotives, KCSM has taken legal possession of 22 as of December 31, 2006 with the remainder completed and delivered in the first quarter of 2007. In April 2007, KCSM, entered into an Equipment Lease Agreement between KCSM and High Ridge Leasing LLC (the “Lessor”), for 30 GE locomotives ES44AC delivered to KCSM in December 2006 and January 2007. Pursuant to the terms of the Lease, KCSM agreed to sell the locomotives to the Lessor and to lease the locomotives from the Lessor for an initial term of twenty years.
     On December 1, 2006, KCSM and Lamparas General Electric, S. de R.L. de C.V. (“LGE”), entered into a Locomotive Maintenance Agreement, which expires in 2024. Pursuant to the agreements, LGE will provide both routine maintenance and major overhauls at an established rate in a range of miles per locomotive by month.
     In April 2007, KCSM entered into a definitive purchase agreement with Electro Motive Diesels, Inc. (“EMD”) to purchase 40 SD70ACe locomotives, scheduled to be delivered between October 2007 and January 2008. As of December 31, 2007, the Company has received and purchased 35 of these locomotives.
     In August 2007, KCSM entered into a definitive agreement with GE to purchase 50 new ES44AC locomotives, with 20 scheduled to be delivered no later than December 31, 2007 and the remaining 30 scheduled to be delivered in June 2008 through August 2008. KCSM has received and purchased 20 locomotives as of December 31, 2007.
     Contingencies:
     Litigation. The Company is a party to various legal proceedings and administrative actions, all of which, except as set for below, are of an ordinary, routine nature and incidental to its operations. Included in these proceedings are various tort claims brought by current and former employees for job related injuries and by third parties for injuries related to railroad operations. KCSM aggressively defends these matters and has established liability reserves which management believes are adequate to cover expected costs. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of management, other than those proceedings described in detail below, such proceedings and actions should not, individually, or in the aggregate, have a material adverse effect on the Company’s financial condition and liquidity. However, a material adverse outcome in one or more of these proceedings could have a material adverse impact on the operating results of a particular quarter or fiscal year.
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
     Disputes with Ferromex
     Disputes Relating to Payments for the Use of Trackage and Haulage Rights and Interline Services. KCSM and Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”), the operator of the largest railway system in México and a competitor of KCSM, both initiated administrative proceedings seeking a determination by the Secretaria de Comunicaciones y Transportes (“Ministry of Communications and Transportation” or “SCT”), of the rates the companies should pay each other in connection with the use of trackage and haulage rights and interline and terminal services. The SCT, in March 2002, issued a ruling setting the rates for trackage and haulage rights. In August 2002, the SCT issued a ruling setting the rates for interline and terminal services. KCSM and Ferromex appealed both rulings. Following trial and appellate court decisions, the Mexican Supreme Court in February 2006, in a ruling from the bench, sustained KCSM’s appeal of the SCT’s trackage and haulage rights ruling, vacating the SCT ruling and ordering the SCT to issue a new ruling consistent with the Court’s decision. KCSM has not yet received the written opinion of the Mexican Supreme Court decision or has the Mexican Supreme Court decided the interline and terminal services appeal. In October 2006, KCSM was served with a claim raised by Ferromex, in which Ferromex asked for information concerning the interline traffic between KCSM and Ferromex, from January 2002 to December 2004. KCSM filed an answer to this claim. The 29th Civil Court issued an order directing KCSM to allow Ferromex to review certain account logs. KCSM appealed such order to the 1st Civil District Court and is awaiting a decision. The Company expects this litigation to continue over the next few years. KCSM believes that, based on its assessment of the facts in this case, there will be no material impact to its financial statements.
     Disputes Relating to the Scope of the Mandatory Trackage Rights. KCSM and Ferromex are parties to various civil cases involving disputes over the application and proper interpretation of the mandatory trackage rights. In August 2002, the SCT issued rulings determining Ferromex’s trackage rights in Monterrey, Nuevo León. KCSM and Ferromex both appealed the SCT’s rulings. At the Mexican Administrative Federal Court level, KCSM obtained what it believed were favorable rulings in April 2005. Ferromex appealed these rulings and the case was returned to the Mexican Administrative Federal Court. The Mexican Administrative Federal Court issued a ruling on June 11, 2007, which was served on KCSM on August 8, 2007. In the ruling, the Mexican Administrative Federal Court reversed the earlier favorable ruling and decided that Ferromex could use certain auxiliary tracks awarded to KCSM in its Concession. KCSM appealed this ruling at the beginning of September 2007, arguing that the Mexican Administrative Federal Court wrongly failed to consider the earlier favorable decision in making its revised ruling and also failed to consider the length and limits of the trackage rights included in KCSM’s Concession Title. The Company believes that based on its assessment of the facts in this case, there will be no material effect on its financial statements.
     Mexican Antitrust investigation
     In August 2006, the Comisión Federal de Competencia or “COFECO” (Mexican Antitrust Commission) announced an investigation into possible antitrust practices in the provision of rail cargo services. The targets of that investigation have not been identified, and while KCSM may be required to provide information in connection with investigation, KCSM does not believe that its operations are the subject of the inquiry, however there can be no assurance that KCSM is not or will not become the subject of this inquiry.
     SCT Sanction Proceedings
     In April 2006, the SCT initiated a proceeding against KCSM, claiming that KCSM had failed to make certain minimum capital investments projected for 2004 and 2005 under its five-year business plan filed with the SCT prior to its acquisition by KCS. KCSM believes it made capital expenditures exceeding the required amounts. KCSM responded to the SCT by providing evidence in support of its investments and explaining why it believes sanctions are not appropriate. In May 2007, the Company was served with an SCT resolution regarding the sanction proceeding for 2004. In June 2007, the Company was served with an SCT notification that KCSM failed to make minimum capital investments for 2004 and 2005. The SCT imposed a fine in the amount of Ps.46,800. On August 16, 2007, the Company filed a nullity claim against the 2004 investment plan resolution issued by the SCT, and on August 20, 2007, the Company filed a nullity claim against the 2005 investment plan resolution, both before the Mexican Administrative Federal Court and if necessary, KCSM will have the right to appeal any adverse ruling by the Mexican Administrative Federal Court before the Mexican Federal Magistrates Tribunal. The Company believes that even if the threatened sanctions become effective, there will be no material adverse effect on the operations of KCSM. However, if these proceedings are conclusively ruled adversely against KCSM and sanctions are imposed, KCSM could be subject to possible future revocation of its Concession if the SCT imposes sanctions on three additional occasions for the same failure over the remaining term of the Concession.
     Mancera Proceeding
     In February 2006, Mancera Ernst & Young, S.C., (“Mancera”) filed a claim against KCSM seeking payment for the remainder of a contingency fee for costs and expenses related to Mancera’s representation of the Company in the Company’s value added tax or “VAT” claim against the Mexican government. In March 2006, the Company responded to the claim and the parties are still in the evidence stage of the trial. Management believes that it has adequately reserved for its obligation under the engagement agreement with Mancera and does not believe that the resolution of this claim will have a material adverse effect on the Company’s financial statements.
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
Note 19. Financial instruments
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
     As of December 31, 2007, the Company did not have any outstanding call option contracts. As of December 31, 2006, the Company had one Mexican peso call option outstanding in the notional amount of $1.7 million, based on the average exchange rate of Ps.14.5 per dollar. This option expired on May 30, 2007.
     As of December 31, 2007, the Company had six U.S. dollar forward contracts with an aggregate notional amount of $0.6 million. The U.S. dollar contracts mature between June and December 2008 and are based on the forward exchange rate ranging from Ps.11.35 and Ps.11.49. On December 28, 2006, the Company entered into a forward contract with its parent company, Grupo KCSM, in order to hedge the foreign exchange rate variation of a notional amount of $876.3 million, based on the exchange rate of Ps.11.46 per dollar. This contract was extinguished once the 2007 Merger became effective on May 8, 2007.
     As of December 31, 2006, the Company had six U.S. dollar forward contracts with a total notional amount of $0.6 million. The U.S. dollar contracts mature between June and December 2008 and are based on the forward exchange rate ranging from Ps.11.35 and Ps.11.49.
     Foreign currency balances. At December 31, 2007 and 2006, KCSM had monetary assets and liabilities denominated in Mexican pesos of Ps.1,920.5 and Ps.2,304.0 million and Ps.594.8 million and Ps.651.4 million, respectively. At December 31, 2007 and 2006, the exchange rate was Ps.10.9 and Ps.10.82, per U.S. dollar, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None
Item 9A. Controls and Procedures
     Not applicable
Item 9A(T). Controls and Procedures
(a) Disclosure Controls and Procedures
     The President and Executive Representative and the Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal year for which this annual report on Form 10-K is filed. Based on that evaluation, the President and Executive Representative and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed in reports failed or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the President and Executive Representative and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
(b) Change in Internal Control over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter (the fourth quarter in the case of an annual report) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
(c) Internal Control over Financial Reporting
     The report of management on the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) is included as “Management’s Report on Internal Control over Financial Reporting” in Item 8.
Item 9B. Other Information
     Not applicable
PART III
Items 10, 11, 12 and 13. Directors, Executive Officers and Corporate Governance, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management, and Certain Relationships and Related Transactions
     Omitted pursuant to General Instruction I(2) to Form 10-K.
Item 14. Principal Accountant Fees and Services
     The following table presents the total fees for KCS and KCSM for professional audit services and other services rendered by KPMG the independent accountants to KCS and KCSM for the years ended December 31, 2007 and 2006 (in millions).

	Year Ended December 31,
	2007	2006
Audit fees	$3,681.7	$4,345.0
Audit-related fees(1)	465.5	675.8
Tax fees	50.0	1.4
All other fees	—	—

Total	$4,197.2	$5,022.2

(1)	Primarily reflects fees related to debt offering documents and related to SEC filings, as well as certain benefit plans.

PART IV
Item 15. Exhibits, Financial Statement Schedules
     The following documents are filed as part of this report:
(a)(1) Financial Statements:
     The consolidated financial statements required under this item are included under Item 8.
(a)(2) Financial Statement Schedules
     None.
(b) Exhibits

Exhibit No.	Exhibit
3.1	Current Corporate By-laws (Estatutos Sociales) of Kansas City Southern de México, S.A. de C.V. (formerly known as TFM, S.A. de C.V.), as amended and restated on December 20, 2006, together with an English translation (incorporated by reference to Exhibit 99.1 to its Current Report on Form 8-K filed on December 27, 2006, File No. 333-08322)

4.1	Indenture, dated as of June 16, 1997, among TFM, Grupo TFM, The Bank of New York, as Trustee, and Bankers Trust Luxembourg, S.A., as a Paying Agent, covering up to $150,000,000 of TFM’s 10 1/4% Senior Notes due 2007 (incorporated herein by reference to Exhibit 4.1 of its Registration Statement on Form F-4, File No. 333-8322)

4.2	First Supplemental Indenture, dated as of May 21, 2002, among TFM, Grupo TFM, S.A. de C.V., as guarantor, The Bank of New York, as trustee, and Deutsche Bank Luxembourg S.A., as the paying agent, to the Indenture, dated June 16, 1997 (incorporated herein by reference to Exhibit 2.2 of its annual report on Form 20-F for fiscal year 2002, File No. 333-102222)

4.3	Indenture, dated as of June 13, 2002, between TFM and The Bank of New York, as Trustee, covering up to $180,000,000 of TFM’s 12 1/2% Senior Notes due 2012 (incorporated herein by reference to Exhibit 4.3 of its Registration Statement on Form F-4, File No. 333-8322)

4.4	Indenture, dated as of April 19, 2005, between TFM and The Bank of Nova Scotia Trust Company of New York, covering up to $460,000,000 of TFM’s 9 3/8% Senior Notes due 2012 (incorporated herein by reference to Exhibit 4.2 of its Current Report on Form 8-K filed on April 25, 2005, File No. 333-8322)

4.8	Registration Rights Agreement, dated as of April 19, 2005, between TFM and the Placement Agents (incorporated herein by reference to its Current Report on Form 8-K filed on April 25, 2005, Filed No. 333-08322)

4.9	Second Supplemental Indenture, dated as of November 21, 2006, among Kansas City Southern de México, S.A. de C.V., as Issuer, The Bank of New York, as Trustee, Deutsche Bank Luxembourg S.A. to the Indenture, dated June 16, 1997 (incorporated herein by reference to Exhibit 4.1 of its Current Report on Form 8-K, filed November 28, 2006, File No. 333-08322)

4.10	Indenture, dated as of November 21, 2006, between Kansas City Southern de México, S.A. de C.V. and U.S. Bank National Association, covering up to $175,000,000 of KCSM’s 7 5/8% Senior Notes due 2013 (incorporated herein by reference to Exhibit 4.2 of its Current Report on Form 8-K, filed November 28, 2006, File No. 333-08322)

4.11	Indenture, dated as of May 14, 2007, between KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $165,000,000 of KCSM’s 7 3/[8]% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.1 of its Current Report on Form 8-K filed on May 17, 2007, File No. 333-08322)

4.12	Registration Right Agreement, dated as of November 21, 2006, among Kansas City Southern de México, S.A. de C.V., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, BBVA Securities Inc., BMO Capital Markets Corp., and Scotia Capital (USA) Inc. (incorporated herein by reference to Exhibit 4.3 of its Current Report on Form 8-K, filed November 28, 2006, File No. 333-08322)

4.13	Registration Rights Agreement, dated as of May 16, 2007, between KCSM and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, BBVA Securities Inc., BMO Capital Markets Corp. and Scotia Capital (USA) Inc.

Exhibit No.	Exhibit
(incorporated herein by reference to Exhibit 4.2 of its Current Report on Form 8-K filed on May 17, 2007, File No. 333-08322)

10.1	Concession title granted by the Secretaria de Comunicaciones y Transportes (Ministry of transportation) (“SCT”) in favor of Ferrocarril del Noreste, S.A. de C.V., (“FNE”), dated December 2, 1996, together with an English translation (incorporated herein by reference to Exhibit 2.1 of its Registration Statement on Form F-4, File No. 333-8322)

10.2	Amendment, dated February 12, 2001, of Concession title granted by the Ministry of Transportation in favor of TFM, formerly known as FNE, December 2, 1996, together with an English translation (incorporated herein by reference to Exhibit 4.2 from TFM and Grupo TFM’s Annual Report on Form 20-F for fiscal year 2000)

10.3	Sale Purchase Agreement respecting Capital Stock of FNE, among the United Mexican States (through the Ministry of Transportation), FNE and Ferrocarriles Nacionales de México, S.A. de C.V. (“FNM”), dated December 2, 1996, together with an English translation (incorporated herein by reference to Exhibit 2.2 of its Registration Statement on Form F-4, File No. 333-8322)

10.4	Sale Purchase Agreement respecting Property and Equipment, among the United Mexican States (through the Ministry of Transportation), FNE and FNM, dated December 2, 1996, together with an English translation (incorporated herein by reference to Exhibit 2.3 of its Registration Statement on Form F-4, File No. 333-8322)

10.5	Stock Purchase Agreement, dated as of August 16, 2004, by and among TFM, KCS and Grupo TMM, S.A. de C.V. (incorporated herein by reference to Exhibit 4.7 of its annual report on Form 20-F for fiscal year 2004, File No. 333-8322)

10.6	Omnibus Agreement, dated June 9, 1997, among Grupo TFM, Caymex Transportation, Inc., TMM Multimodal, S.A. de C.V. and FNM, together with an English translation (incorporated herein by reference to Exhibit 10.5 of its Registration Statement on Form F-4, File No. 333-102222)

10.7	English translation of the Purchase-Sale Agreement, dated July 29, 2002, by and between TFM, FNM and Nacional Financiera, S.N.C., Institución de Banca de Desarrollo (incorporated herein by reference to Exhibit 10.16 of its Registration Statement on Form F-4, File No. 333-102222)

10.8	Credit Agreement dated as of October 24, 2005, among TFM, as Borrower, Arrendadora TFM, S.A. de C.V., as Guarantor, Bank of America, N.A. as Administrative Agent, BBVA Bancomer, S.A. Institucion de Banco Multiple, Grupo Financiero BBVA Bancomer, as Collateral Agent, and BBVA Securities, Inc. and Banc of America Securities, LLC as Arrangers (incorporated herein by reference to exhibit 10.9 of its Registration Statement on Form S-4, File No. 333-129566)

10.9	Compliance and Settlement Agreement dated as of September 12, 2005 among TFM, Grupo TFM, Kansas City Southern, and the Federal Government of the United Mexican States (incorporated herein by reference to Exhibit 10.1 of its Current Report on Form 8-K, File No. 333-83220)

10.10	Amendment No. 1 and Waiver No. 1 to the Credit Agreement, dated as of April 7, 2006 among KCSM, as Borrower, Arrendadora TFM, S.A. de C.V., as Guarantor, Bank of America, as Administrative Agent, BBVA Bancomer, S.A. Institución de Banco Multiple, Grupo Financiero BBVA Bancomer, as Collateral Agent, and certain other Lenders, is attached hereto as Exhibit 10.10.

10.11	Employment Agreement, dated as of April 20, 2006 between Kansas City Southern de México, S.A. de C.V. and José Guillermo Zozaya Delano (incorporated herein by reference to its Quarterly Report on Form 10-Q, filed May 10, 2006, File No. 333-08322).

10.12	Credit Agreement, dated as of June 14, 2007, among KCSM as Borrower, Arrendadora KCSM, as Guarantor, and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the second quarter 2007 filed on July 27, 2007, File No. 333-08322)

10.13	Amendment No. 1 and Waiver No. 1, dated as of December 19, 2007 to the Credit Agreement dated as of June 14, 2007 among KCSM, as Borrower, Arrendadora KCSM, as Guarantor, certain lenders and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 of its Current Report on Form 8-K filed on December 26, 2007, File No. 333-08322)

Exhibit No.	Exhibit
12.1	Computation of Ratio of Earnings to Fixed Charges is attached hereto as Exhibit 12.1

23.1	Consent of KPMG Cárdenas Dosal, S.C. is attached to this Form 10-K as Exhibit 23.1

31.1	Certification of José Guillermo Zozaya Delano, President and Executive Representative of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 31.1.

31.2	Certification of Patrick J. Ottensmeyer Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 31.2.

32.1	Certification of José Guillermo Zozaya Delano, President and Executive Representative of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 32.1.

32.2	Certification of Patrick J. Ottensmeyer, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act 2002 is attached to hereto as Exhibit 32.2.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as February 15, 2008.

Kansas City Southern de México, S.A. de C.V.
By	/s/ José Guillermo Zozaya Delano
José Guillermo Zozaya Delano
President and Executive Representative

     Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael R. Haverty	President of the Board of Directors	February 15, 2008.
Michael R. Haverty

/s/ Arthur L. Shoener	Vice President of the Board of Directors	February 15, 2008.
Arthur L. Shoener

/s/ Patrick J. Ottensmeyer	Chief Financial Officer	February 15, 2008.
Patrick J. Ottensmeyer	(Principal Financial Officer)

/s/ Michael K. Borrows	Chief Accounting Officer	February 15, 2008.
Michael K. Borrows	(Principal Accounting Officer)

/s/ James R. Jones	Director	February 15, 2008.
James R. Jones

/s/ Larry M. Lawrence	Director	February 15, 2008.
Larry M. Lawrence