Form 10-Q
period 2008-03-31
Kansas City Southern de Mexico, S.A. de C.V.
filed 2008-04-24
CIK 1055294

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Montes Urales 625 Lomas de Chapultepec 11000 Mexico, D.F. Mexico (Address of Principal Executive Offices)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2008: 4,785,510,235

Kansas City Southern de México, S.A. de C.V. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Form 10-Q
March 31, 2008

Index

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
(Formerly known as TFM, S.A. de C. V.)

Form 10-Q
March 31, 2008

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Introductory Comments.

The Consolidated Financial Statements included herein have been prepared by Kansas City Southern de México, S.A. de C.V. (“KCSM” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). For the purposes of this report, unless the context otherwise requires, all references herein to “KCSM” and the “Company” shall mean Kansas City Southern de México, S.A. de C.V. and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed, or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the quarter ended March 31, 2008, are not necessarily indicative of the results expected for the full year ending December 31, 2008.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
(Formerly known as TFM, S.A. de C. V.)

Consolidated Statements of Income

	Three Months Ended March 31,
	2008	2007
	(In millions)
	(Unaudited)

Revenues	$206.0	$190.2

Operating expenses:
Compensation and benefits	38.6	35.4
Purchased services	26.5	25.8
Fuel	29.0	29.0
Equipment Costs	25.6	24.8
Depreciation and amortization	24.7	23.2
Casualties and insurance	1.2	3.2
Materials and other	4.4	5.9

Total operating expenses	150.0	147.3

Operating income	56.0	42.9
Equity in net (losses) earnings of unconsolidated affiliates	2.3	(0.8)
Interest expense	(21.6)	(23.7)
Foreign exchange gain	2.5	8.7
Other (expense) income, net	0.7	(0.9)

Income before income taxes	39.9	26.2
Income tax expense	9.5	6.5

Net income	$30.4	$19.7

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
(Formerly known as TFM, S.A. de C.V.)

Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(In millions,
	except share amounts)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$44.3	$16.9
Accounts receivable, net	107.0	109.4
Related company receivable	41.5	38.4
Inventories, net	27.2	30.7
Deferred tax asset	173.8	159.1
Other current assets	99.8	32.4

Total current assets	493.6	386.9
Investments	51.9	49.6
Property and equipment, net of accumulated depreciation of $46.6 and $45.8 at March 31, 2008 and December 31, 2007, respectively	899.4	872.8
Concession assets, net of accumulated amortization of $141.8 and $129.2 at March 31, 2008 and December 31, 2007, respectively	1,200.9	1,215.5
Related company receivable	3.7	3.8
Other assets	54.2	40.3

Total assets	$2,703.7	$2,568.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$5.9	$0.3
Accounts and wages payable	63.4	46.7
Related company payable	44.0	59.9
Accrued liabilities	113.6	97.2

Total current liabilities	226.9	204.1
Other liabilities:
Long-term debt	912.9	850.4
Related company payable	17.9	21.8
Deferred tax liability	76.9	52.8
Other noncurrent liabilities and deferred credits	100.0	101.1

Total other liabilities	1,107.7	1,026.1
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, 4,785,510,235 shares authorized, issued without par value	608.3	608.3
Additional paid in capital	243.6	243.6
Retained earnings	518.0	487.6
Accumulated other comprehensive (loss)	(0.8)	(0.8)

Total stockholders’ equity	1,369.1	1,338.7

Total liabilities and stockholders’ equity	$2,703.7	$2,568.9

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
(Formerly known as TFM, S.A. de C. V.)

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2008	2007
	(In millions)
	(Unaudited)

Operating activities:
Net income	$30.4	$19.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.7	23.2
Deferred income tax	9.5	6.5
Deferred compensation	4.6	2.5
Equity in undistributed losses (earnings) of unconsolidated affiliates	(2.3)	0.8
Gain on sale of assets	—	(0.2)
Changes in working capital items:
Accounts receivable	2.4	6.0
Related parties	(20.7)	(20.2)
Inventories	3.5	(1.4)
Other current assets	(30.3)	(16.6)
Accounts and wages payable and accrued liabilities	13.9	20.6
Other, net	(14.6)	(1.7)

Net cash provided by operating activities	21.1	39.2

Investing activities:
Capital expenditures	(37.1)	(20.9)
Proceeds from disposal of property	0.2	4.6
Other, net	(19.0)	—

Net cash used in investing activities	(55.9)	(16.3)

Financing activities:
Payments from issuance of long — term debt	(10.0)	—
Proceeds from issuance of long — term debt	72.7	—
Debt costs	(0.5)	—

Net cash provided by financing activities	62.2	—

Cash and cash equivalents:
Net increase during each period	27.4	22.9
At beginning of year	16.9	14.4

At end of period	$44.3	$37.3

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in millions of U.S. dollars)

1.	Accounting Policies and Interim Results.

In the opinion of the management of KCSM, the accompanying unaudited consolidated financial statements contain all adjustments necessary, which are of a normal and recurring nature, to present fairly the financial position of the Company as of March 31, 2008, and December 31, 2007, the results of operations and cash flows for the three months ended March 31, 2008 and March 31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the quarter ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year ending December 31, 2008. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Foreign Exchange Contracts.  The purpose of KCSM’s foreign exchange contracts is to limit exposure arising from exchange rate fluctuations in its Mexican peso-denominated monetary assets and liabilities. Management determines the nature and quantity of any hedging transactions based upon net asset exposure and market conditions.

As of March 31, 2008, the Company had one Mexican peso (“Ps.”) call option outstanding in the notional amount of $1.7 million, based on the average exchange rate of Ps.12.5 per U.S. dollar. This option will expire on May 28, 2008. As of March 31, 2007, the Company had one Mexican peso call option outstanding in the notional amount of $1.7 million, based on the average exchange rate of Ps.14.5 per U.S. dollar. This option expired on May 29, 2007.

As of March 31, 2008 and 2007, the Company had six U.S. dollar forward contracts with an aggregate notional amount of $0.6 million. The U.S. dollar contracts mature between June and December 2008 and are based on the forward exchange rate ranging from Ps.11.35 and Ps.11.49. As of March 31, 2007, the Company had a U.S. dollar forward contract with its parent company, Grupo KCSM, S.A. de C.V., in order to hedge the foreign exchange rate variation of a notional amount of $876.3 million, based on the exchange rate of Ps.11.46 per dollar. This contract was extinguished once the legal merger between Grupo KCSM, S.A de C.V. and KCSM became effective on May 8, 2007.

Foreign currency balances.  At March 31, 2008 and at December 31, 2007, KCSM had monetary assets and liabilities denominated in Mexican pesos of Ps.2,039.3 million and Ps.1,920.5 million, and Ps.566.3 million and Ps.594.8 million, respectively. At March 31, 2008 and at December 31, 2007, the exchange rate was Ps.10.70 and Ps.10.90, per U.S. dollar, respectively.

3.	Pension Plan.

During 2007, the Company formalized the substantive pension benefit previously settled in the form of a lump-sum post-retirement payment to retiring union employees in Mexico who leave the Company after age 60. The benefit to retirees was based on a statutory termination indemnity calculation under Mexican law which considers the retiree’s salary at the time of retirement and the number of years of credited service. Beginning in 2008, the plan will also include a social security bridge benefit for employees retiring between

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

ages 55 and 60, and a disability benefit. In addition, the Company will fund individual accounts for employees by contributing a fixed percentage of their pay, as well as adding a Company matching component for the amount voluntarily contributed by the employee. The benefit paid upon retirement will be the greater of the statutorily based benefit and the accumulated company contributions in the participant’s account. The net periodic cost for this plan was $0.3 million and $0.6 million for the three months ended March 31, 2008 and 2007, respectively.

4.	Comprehensive Income.

Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income, a component of stockholders’ equity within the consolidated balance sheets, rather than net income. Under existing accounting standards, other comprehensive income for KCSM reflects the amortization of prior service cost, net of tax. KCSM’s total comprehensive income was comprised only of net income for the three months ended March 31, 2008 as items affecting only other comprehensive income were immaterial.

5.	Fair Value Measurements.

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and enhances disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted SFAS 157 prospectively for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on its consolidated financial position, results of operations or cash flows.

6.	Debt.

Loan and Security Agreement.  On February 26, 2008, KCSM, as borrower, entered into a Loan and Security Agreement (the “Loan Agreement”) with Export Development Canada, as lender (“EDC”). KCSM received the loan principal amount of $72.8 million on February 28, 2008. KCSM used the proceeds to finance 85% of the purchase price of forty new SD70ACe locomotives (the “Locomotives”) delivered and purchased by KCSM in late 2007 and early 2008. KCSM granted EDC a security interest in the Locomotives to secure the loan.

The Loan Agreement requires KCSM to make thirty equal semi-annual payments of approximately $2.4 million plus interest at an annual rate of 5.737%, with the final payment due and payable on February 28, 2023.

The Loan Agreement contains representations, warranties and covenants typical of such equipment loans. Events of default in the Loan Agreement include, but are not limited to, certain payment defaults, certain bankruptcy and liquidation proceedings and the failure to perform any covenants or agreements contained in the Loan Agreement. Any event of default could trigger acceleration of KCSM’s payment obligations under the terms of the Loan Agreement.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Registration Statement.  In May 2007, KCSM issued $165 million of 7 3/8% senior notes due 2014 (“7 3/8% Senior Notes”) in a private offering. Pursuant to a registration rights agreement entered into by the Company at the time of the issuance of the 7 3/8% Senior Notes, the Company agreed to register the 7 3/8% Senior Notes. KCSM filed a Form S-4 Registration Statement with the SEC on March 26, 2008, to register the 7 3/8% Senior Notes. On April 2, 2008, the SEC declared this Registration Statement effective and the Company commenced an exchange offer to allow the holders of the 7 3/8% Senior Notes to exchange such notes for registered notes with terms substantially identical to the 7 3/8% Senior Notes. The exchange offer expires on May 2, 2008.

7.	Commitments and Contingencies.

Concession duty.  Under the Concession, the Mexican government has the right to receive a payment from the Company equivalent to 0.5% of the gross revenue during the first 15 years of the Concession period and 1.25% during the remaining years of the Concession period. For the three months ended March 31, 2008 and March 31, 2007, the concession duty expense amounted to $1.1 million, and $1.0 million, respectively, which was recorded within operating expenses.

Litigation.  The Company is a party to various legal proceedings and administrative actions, all of which, except as set forth below, are of an ordinary, routine nature and incidental to its operations. Included in these proceedings are various tort claims brought by current and former employees for job-related injuries and by third parties for injuries related to railroad operations. KCSM aggressively defends these matters and has established appropriate liability reserves which management believes are adequate to cover expected costs. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of the Company’s management, other than those proceedings described in detail below, such proceedings and actions should not, individually, or in the aggregate, have a material effect on the Company’s financial condition and liquidity. However, a material adverse outcome in one or more of these proceedings could have a material adverse impact on the operating results of a particular quarter or fiscal year.

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

Disputes Relating to the Scope of the Mandatory Trackage Rights.  KCSM and Ferromex are parties to various civil cases involving disputes over the application and proper interpretation of the mandatory trackage rights. In August 2002, the SCT issued rulings determining Ferromex’s trackage rights in Monterrey, Nuevo Leon. KCSM and Ferromex both appealed the SCT’s rulings. At the Mexican Administrative Federal Court level, KCSM obtained what it believed were favorable rulings in April 2005. Ferromex appealed these rulings and the case was returned to the Mexican Administrative Federal Court. The Mexican Administrative Federal Court issued a ruling on June 11, 2007, which was served on KCSM on August 8, 2007. In the ruling, the Mexican Administrative Federal Court reversed the earlier favorable ruling and decided that Ferromex could use certain auxiliary tracks awarded to KCSM in its Concession. KCSM appealed this ruling at the beginning of September 2007, arguing that the Mexican Administrative Federal Court wrongly failed to consider the earlier favorable decision in making its revised ruling and also failed to consider the length and limits of the trackage rights included in KCSM’s Concession title. The Company believes that based on its assessment of the facts in this case, there will be no material effect on its financial statements.

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

SCT Sanction Proceedings.

In April 2006, the SCT initiated a proceeding against KCSM, claiming that KCSM had failed to make certain minimum capital investments projected for 2004 and 2005 under its five-year business plan filed with the SCT prior to its acquisition by Kansas City Southern or “KCS.” KCSM believes it made capital expenditures exceeding the required amounts. KCSM responded to the SCT by providing evidence in support of its investments and explaining why it believes sanctions are not appropriate. In May 2007, the Company was served with an SCT resolution regarding the sanction proceeding for 2004. In June 2007, the Company was served with an SCT notification that KCSM failed to make minimum capital investments for 2004 and 2005. The SCT imposed a fine in the amount of Ps.46,800. On August 16, 2007, the Company filed a nullity claim against the 2004 investment plan resolution issued by the SCT, and on August 20, 2007, the Company filed a nullity claim against the 2005 investment plan resolution, both before the Mexican Administrative Federal Court and if necessary, KCSM will have the right to appeal any adverse ruling by the Mexican Administrative Federal Court before the Mexican Federal Magistrates Tribunal. The Company believes that even if the threatened sanctions become effective, there will be no material adverse effect on the operations of KCSM. However, if these proceedings are conclusively ruled adversely against KCSM and sanctions are imposed, KCSM could be subject to possible future revocation of its Concession if the SCT imposes sanctions on three additional occasions for the same failure over the remaining term of the Concession.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Mancera Proceeding.

In February 2006, Mancera Ernst & Young, S.C., (“Mancera”) filed a claim against KCSM seeking payment for additional contingency fee for costs and expenses related to Mancera’s representation of the Company in the Company’s value added tax or “VAT” claim against the Mexican government. In March 2006, the Company responded to the claim. On April 15, 2008 KCSM was served with a resolution that required KCSM to pay an undisclosed amount, plus interest and legal costs, which payment is lower than the payment originally claimed by Mancera. This resolution will be appealed by KCSM to challenge the payment of any legal costs. Management believes that it has adequately reserved for its obligation under the engagement agreement with Mancera and does not believe that the final resolution of this claim will have a material adverse effect on the Company’s financial statements.

Acquisition of locomotives.

In April 2007, KCSM entered into a definitive purchase agreement with Electro Motive Diesels, Inc. (“EMD”) to purchase 40 locomotives, scheduled to be delivered between October 2007 and February 2008. As of March 31, 2008, the Company has acquired all these locomotives and entered into the Loan Agreement with EDC as described in Note 6.

In April 2007, The Kansas City Southern Railway Company (“KCSR”), entered into a definitive purchase agreement with EMD to acquire 30 locomotives for delivery in October 2007 through April 2008. In March 2008, Arrendadora KCSM, S. de R.L. de C.V., purchased nine of such locomotives. Pursuant to an agreement dated on April 11, 2008, the nine locomotives were sold to KCSR.

Locomotive Purchase Agreement.

On December 28, 2007, KCSM and the Panama Canal Railway Company (“PCRC”) entered into a locomotive purchase agreement to sell to PCRC five SD60 locomotives for $4.2 million. PCRC agreed to make an advance payment of $4.2 million on December 28, 2007. KCSM delivered all the locomotives as of March 31, 2008.

Services Agreement.

On December 30, 2005, KCSM and KCS entered into a Services Agreement under which KCS provides to KCSM general guidance, oversight, consultation services, and management services in connection with the business and operations of KCSM. In January 2008, KCSM prepaid KCS $20.0 million for shared services to be provided in future periods, thus, KCSM will receive a 3 percent discount on services provided as a result of the prepayment.

Software Agreement.

On January 1, 2008, KCSM and KCSR entered into an agreement under which KCSM acquired the KCSR internally developed computer software used by KCSM to control the operations of its rail system. KCSM paid KCSR $16.4 million for this software.

Lease of Railcars.

In January 2008, KCSM entered into an equipment lease agreement for 60 ballast cars. The lease is a capital lease with a 5-year term and total future minimum lease payments of about $9.0 million.

Income tax.

Tax returns filed in Mexico from 2002 through the current year remain open to examination with the taxing authority in Mexico. The tax return for 2003 is currently under review. The Company does not expect any material adjustments as a result of this review.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Kansas City Southern de México, S.A. de C.V.:

We have reviewed the accompanying consolidated balance sheet of Kansas City Southern de México, S.A. de C.V. and subsidiaries (the Company) as of March 31, 2008, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 15, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Kansas City, Missouri
April 24, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition Results of Operations.

The discussion below, as well as other portions of this Form 10-Q, contain forward-looking comments that are not based upon historical information. Such forward-looking comments are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. Readers can identify these forward-looking comments by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. The actual results of operations of Kansas City Southern de México, S.A. de C.V. (the “Company” or “KCSM”) could materially differ from those indicated in forward-looking comments. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the Item 1A — Risk Factors of Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which is on file with the U.S. Securities and Exchange Commission (File No. 333-08322) and which “Risk Factors” section is hereby incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. Forward-looking statements contained in this Form 10-Q will not be updated.

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

Results of Operations.

Three months ended March 31, 2008 compared with three months ended March 31, 2007.

Revenues.

The following table summarizes by product category, KCSM revenues (in millions), and traffic volumes by carloads statistics (in thousands), for the three months ended March 31, 2008 and 2007.

	Revenues				Carloads and Intermodal Units
	Three Months				Three Months
	Ended March 31,		Change		Ended March 31,		Change
	2008	2007	Dollars	Percent	2008	2007	Units	Percent

Chemical and petroleum	$35.9	$32.3	$3.6	11%	21.0	19.9	1.1	6%
Forest products and metals	55.7	62.4	(6.7)	(11)%	46.7	55.2	(8.5)	(15)%
Agriculture and minerals	55.8	46.4	9.4	20%	34.9	33.9	1.0	3%

Sub-Total general commodities	147.4	141.1	6.3	4%	102.6	109.0	(6.4)	(6)%
Intermodal and automotive	46.1	38.8	7.3	19%	86.4	76.6	9.8	13%
Coal	5.1	5.1	—	—%	5.6	6.2	(0.6)	(10)%

Carload revenues, units and intermodal units	198.6	185.0	13.6	7%	194.6	191.8	2.8	1%

Other revenues	7.4	5.2	2.2	42%

Total revenues(i)	$206.0	$190.2	$15.8	8%

(i) Included in revenues:
Fuel surcharge	$14.1	$11.7

KCSM revenues for the three months ended March 31, 2008 totaled $206.0 million compared to $190.2 million for the same period in 2007. KCSM’s revenues for the three months ended March 31, 2008 increased $15.8 million, primarily due to rate increases, increased fuel surcharge participation and certain new business, partially offset by a decrease in carload volumes primarily related to business in the forest products and metals sector.

Chemical and petroleum.  Revenues increased $3.6 million for chemical and petroleum products for the three months ended March 31, 2008, compared to the same period in 2007, due to price increases, increased fuel surcharge participation, and volume increases in the plastic and soda ash import markets within the plastics channel, as well as, domestic organic acid shipments in the chemical channel.

Forest products and metals.  Revenues decreased $6.7 million for forest products and metals for the three months ended March 31, 2008, compared to the same period in 2007. This decrease was mainly due to a large beer producer in Mexico relocating closer to the U.S. border that is not served by KCSM. Additionally, cement exports decreased, reflecting the slow down of the construction industry in the U.S. within the other channel of the forest products and metals sector.

Agriculture and minerals.  Revenues increased $9.4 million for agriculture and minerals for the three months ended March 31, 2008, compared to the same period in 2007. This increase was due to strong cross-border grain, stone, glass and clay shipments as well as increased aggregate and iron ore shipments within Mexico. These increases were slightly offset by a reduction in food product shipments. Additionally, volume was slightly above the same period in 2007, and continued rate increases and longer length of haul attributed to the overall increase.

Intermodal and Automotive.  Revenue increased $2.7 million for intermodal for the three months ended March 31, 2008, compared to the same period in the prior year, as a result of growth in traffic through the port of Lazaro Cardenas, including traffic from two additional steamship lines as well as an increase in intermodal crossborder business. Automotive revenue increased $4.6 million for the three months ended March 31, 2008, compared to the same period in 2007. This increase was due to higher production from our major automotive customers.

Coal.  Revenues for coal were flat for the three months ended March 31, 2008, compared to the same period in 2007.

Operating expenses.

Total operating expenses increased $2.7 million for the three months ended March 31, 2008 when compared to the same period in 2007 as shown below (in millions).

	Three Months Ended March 31,		Change
	2008	2007	In Dollars	Percent

Compensation and benefits	$38.6	$35.4	$3.2	9%
Purchased services	26.5	25.8	0.7	3%
Fuel	29.0	29.0	—	—
Equipment costs	25.6	24.8	0.8	3%
Depreciation and amortization	24.7	23.2	1.5	6%
Casualties and insurance	1.2	3.2	(2.0)	(63)%
Materials and other	4.4	5.9	(1.5)	(25)%

Total operating expenses	$150.0	$147.3	$2.7	2%

Compensation and benefits.  For the three months ended March 31, 2008, compensation and benefits increased $3.2 million, compared to 2007. Compensation and benefits increased principally due to the annual increase in wages and salaries and an increase in the statutory profit sharing expense reflecting increased operating income. Partially offsetting these increases was a decrease in severance cost as compared to the prior year period.

Purchased services.  Purchased services expense for the three months ended March 31, 2008 increased $0.7 million, compared to the same period in 2007, due to an increase in switching costs driven by volume, increased legal, telecommunications, corporate expenses and locomotive maintenance expenses reflecting a larger fleet than the same period in the prior year.

Fuel.  Fuel expense was flat in the first quarter of 2008 compared with the same period in 2007. Although there was not a material change in fuel expense, improved fuel efficiency and lower fuel consumption offset higher fuel prices.

Equipment costs.  Equipment costs increased $0.8 million during the three months ended March 31, 2008 compared to the same period in 2007. This increase primarily reflects an increase in the use of other railroads’ freight cars or car hire and increases in locomotive lease expenses. These increases were partially offset by lower costs associated with freight car leases.

Depreciation and amortization.  Depreciation and amortization expenses for the three months ended March 31, 2008 increased $1.5 million, compared to the same period in 2007, primarily due to increases in the asset base reflecting continued investment in Mexico.

Casualties and insurance.  For the three months ended March 31, 2008, casualty and insurance expenses decreased $2.0 million compared with the same period in 2007. This reduction reflects fewer incidents related to derailments, lower than estimated freight loss and damage, and reduced premiums for certain insurance policies.

Materials and other.  For the three month period ended March 31, 2008, materials and other expenses decreased $1.5 million compared to the same period in 2007. The decrease reflects lower allowances for freight receivables compared to the prior year and a favorable outcome related to a litigation dispute. These reductions were partially offset by lower scrap sales and certain higher miscellaneous rental expenses as compared to the prior period.

Item 3.	Qualitative and Quantitative Disclosure About Market Risk.

Omitted pursuant to General Instruction H(2)(c) of Form 10-Q.

Item 4.	Controls and Procedures.

(a)	Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s President and Executive Representative and the Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the President and Executive Representative and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the President and Executive Representative and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter for which this Quarterly Report on Form 10-Q is filed that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 4T.	Controls and Procedures.

Not applicable.

PART II — OTHER INFORMATION.

Item 1.	Legal Proceedings.

For information related to the Company’s settlement and other legal proceeding, see Note 7 “Commitments and Contingencies,” under Part I, Item 1, of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors.

There are no material changes to the Risk Factors disclosed under Item 1A, “Risk Factors,” in KCSM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Item 3.	Defaults Upon Senior Securities.

Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Item 4.	Submission of Matter to a Vote of Security Holders.

Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.

Exhibit 10.1	Loan and Security Agreement, dated February 28, 2008, between KCSM and Export Development Canada, filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-4, filed on March 26, 2008 (Registration No. 333-146519), is incorporated herein by reference as Exhibit 10.1.
Exhibit 31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.
Exhibit 31.2	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.
Exhibit 32.1	Principal Executive Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.
Exhibit 32.2	Principal Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on April 24, 2008.

Kansas City Southern de México, S.A. de C.V.

/s/  Patrick J. Ottensmeyer
Patrick J. Ottensmeyer
Chief Financial Officer
(Principal Financial Officer)

/s/  Michael K. Borrows
Michael K. Borrows
Chief Accounting Officer
(Principal Accounting Officer)