Form 10-Q
period 2008-06-30
Kansas City Southern de Mexico, S.A. de C.V.
filed 2008-07-31
CIK 1055294

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2008: 4,785,510,235

Kansas City Southern de México, S.A. de C.V. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H(2).

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Form 10-Q
June 30, 2008

Index

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
(Formerly known as TFM, S.A. de C. V.)

Form 10-Q
June 30, 2008

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Introductory Comments.

The Consolidated Financial Statements included herein have been prepared by Kansas City Southern de México, S.A. de C.V. (“KCSM” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). For the purposes of this report, unless the context otherwise requires, all references herein to “KCSM” and the “Company” shall mean Kansas City Southern de México, S.A. de C.V. and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed, or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the three and six months ended June 30, 2008, are not necessarily indicative of the results expected for the full year ending December 31, 2008.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
(Formerly known as TFM, S.A. de C. V.)

Consolidated Statements of Income

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In millions)
	(Unaudited)

Revenues	$221.0	$199.4	$427.0	$389.6

Operating expenses:
Compensation and benefits	36.6	34.7	75.2	70.1
Purchased services	33.0	25.2	59.5	51.0
Fuel	29.4	29.4	58.4	58.4
Equipment Costs	26.8	27.9	52.4	52.7
Depreciation and amortization	24.9	24.2	49.6	47.4
Casualties and insurance	2.9	4.1	4.1	7.3
Materials and other	8.3	6.0	12.7	11.9

Total operating expenses	161.9	151.5	311.9	298.8

Operating income	59.1	47.9	115.1	90.8
Equity in net earnings of unconsolidated affiliates	2.0	1.6	4.3	0.8
Interest expense	(21.5)	(22.7)	(43.1)	(46.4)
Debt retirement costs	—	(6.9)	—	(6.9)
Foreign exchange gain (loss)	6.8	(8.4)	9.3	0.3
Other income, net	0.1	1.5	0.8	0.6

Income before income taxes	46.5	13.0	86.4	39.2
Income tax expense	13.4	3.4	22.9	9.9

Net income	$33.1	$9.6	$63.5	$29.3

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
(Formerly known as TFM, S.A. de C.V.)

Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(In millions,
	except share amounts)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$6.7	$16.9
Accounts receivable, net	118.8	109.4
Related company receivable	28.5	38.4
Inventories, net	31.0	30.7
Deferred tax asset	185.4	159.1
Other current assets	98.6	32.4

Total current assets	469.0	386.9
Investments	46.8	49.6
Property and equipment, net of accumulated depreciation of $44.6 and $45.8 at June 30, 2008 and December 31, 2007, respectively	937.2	872.8
Concession assets, net of accumulated amortization of $163.2 and $129.2 at June 30, 2008 and December 31, 2007, respectively	1,214.0	1,215.5
Related company receivable	3.7	3.8
Other assets	54.1	40.3

Total assets	$2,724.8	$2,568.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$6.4	$0.3
Accounts and wages payable	63.3	46.7
Related company payable	26.7	59.9
Accrued liabilities	86.7	97.2

Total current liabilities	183.1	204.1
Other liabilities:
Long-term debt	934.0	850.4
Related company payable	3.9	21.8
Deferred tax liability	101.9	52.8
Other noncurrent liabilities and deferred credits	99.7	101.1

Total other liabilities	1,139.5	1,026.1
Commitments and contingencies (Note 4)	—	—
Stockholders’ equity:
Common stock, 4,785,510,235 shares authorized, issued without par value	608.3	608.3
Additional paid in capital	243.6	243.6
Retained earnings	551.1	487.6
Accumulated other comprehensive (loss)	(0.8)	(0.8)

Total stockholders’ equity	1,402.2	1,338.7

Total liabilities and stockholders’ equity	$2,724.8	$2,568.9

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
(Formerly known as TFM, S.A. de C. V.)

Consolidated Statements of Cash Flows

	Six Months
	Ended June 30,
	2008	2007
	(In millions)
	(Unaudited)

Operating activities:
Net income	$63.5	$29.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49.6	47.4
Deferred income taxes	22.9	9.9
Deferred compensation	8.1	4.6
Equity in undistributed earnings of unconsolidated affiliates	(4.3)	(0.8)
Distributions from unconsolidated affiliates	7.2	—
Gain on sale of assets	—	(0.2)
Changes in working capital items:
Accounts receivable	(9.4)	12.3
Related parties	(41.1)	(9.1)
Inventories	(0.3)	(1.0)
Other current assets	(67.3)	34.3
Accounts and wages payable and accrued liabilities	6.1	(37.9)
Other, net	12.0	4.6

Net cash provided by operating activities	47.0	93.4

Investing activities:
Capital expenditures	(139.5)	(50.3)
Proceeds from disposal of property	0.5	11.5

Net cash used in investing activities	(139.0)	(38.8)

Financing activities:
Repayments of long-term debt	(0.4)	(237.4)
Proceeds from issuance of long-term debt	82.7	211.7
Debt costs	(0.5)	(15.8)

Net cash provided by financing activities	81.8	(41.5)

Cash and cash equivalents:
Net increase during each period	(10.2)	13.1
At beginning of year	16.9	14.4

At end of period	$6.7	$27.5

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in millions of U.S. dollars)

1.	Accounting Policies and Interim Results.

In the opinion of the management of KCSM, the accompanying unaudited consolidated financial statements contain all adjustments necessary, which are of a normal and recurring nature, to present fairly the financial position of the Company as of June 30, 2008, and December 31, 2007, the results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year ending December 31, 2008. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Foreign Currency.

At June 30, 2008 and at December 31, 2007, respectively KCSM had financial assets denominated in Mexican pesos of Ps.2,108.4 million and Ps.1,920.5 million and financial liabilities denominated in Mexican pesos of Ps.603.6 million and Ps.594.8 million. At June 30, 2008 and at December 31, 2007, the exchange rate was Ps.10.28 and Ps.10.90, per U.S. dollar, respectively.

3.	Comprehensive Income.

Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income, a component of stockholders’ equity within the consolidated balance sheets, rather than net income. Under existing accounting standards, other comprehensive income for KCSM reflects the amortization of prior service cost, net of tax. KCSM’s total comprehensive income was comprised of net income for the six months ended June 30, 2008.

4.	Commitments and Contingencies.

Concession duty.  Under the Concession, the Mexican government has the right to receive a payment from the Company equivalent to 0.5% of the gross revenue during the first 15 years of the Concession period and 1.25% during the remaining years of the Concession period. For the three and six months ended June 30, 2008, the concession duty expense amounted to $1.2 million and $2.3 million, compared to $1.1 million and $2.1 million for the same periods in 2007, which was recorded within operating expenses.

Litigation.  The Company is a party to various legal proceedings and administrative actions, all of which, except as set forth below, are of an ordinary, routine nature and incidental to its operations. Included in these proceedings are various tort claims brought by current and former employees for job-related injuries and by third parties for injuries related to railroad operations. KCSM aggressively defends these matters and has established appropriate liability reserves, which management believes are adequate to cover expected costs. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of the Company’s management, other than those proceedings described in detail below, such proceedings and actions should not, individually, or in the aggregate, have a material effect on the Company’s financial condition and liquidity. However, a material adverse outcome in one or more of these proceedings could have a material adverse impact on the operating results of a particular quarter or fiscal year.

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

Disputes with Ferromex.

Disputes Relating to Payments for the Use of Trackage and Haulage Rights and Interline Services.  KCSM and Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”) both initiated administrative proceedings seeking a determination by the Mexican Secretaría de Comunicaciones y Transportes (“Ministry of Communications and Transportation” or “SCT”) of the rates that the companies should pay each other in connection with the use of trackage and haulage rights and interline and terminal services. The SCT, in March of 2002, issued rulings setting the rates for trackage rights. In August of 2002, the SCT issued a ruling setting the rates for interline and terminal services. KCSM and Ferromex appealed both rulings.

Following the trial and appellate court decisions, the Mexican Supreme Court in February of 2006, in a ruling from the bench, sustained KCSM’s appeal of the SCT’s trackage rights ruling, vacating the ruling and ordering the SCT to issue a new ruling consistent with the Court’s decision. On June 27, 2008, KCSM was served with the new ruling issued by the SCT. In this ruling, the SCT establishes the consideration that KCSM and Ferromex must pay each other in connection with trackage rights granted between 2002 and 2004, and further states that should KCSM and Ferromex fail to reach an agreement in connection with the rates for the years after 2004, the SCT shall make a determination along the same lines. KCSM is currently in the process of analyzing the contents of this new ruling and evaluating its alternatives in connection therewith, including the possibility of challenging the ruling.

Related to the interline and terminal services appeal, as of the date of this filing, KCSM has not yet received the written opinion of the Mexican Supreme Court.

In addition, Ferromex filed two different commercial proceedings against KCSM in 2001 and 2004. In the first claim, which was served in 2001 and is related to the payment of consideration for interline services, KCSM received a favorable decision and Ferromex was ordered to pay costs and expenses. This decision is pending on an appeal filed by Ferromex. With respect to the second claim filed by Ferromex in 2004, KCSM received an unsatisfactory decision; however, the judgment is subject to an appeal which has been filed by KCSM.

Regarding the above matters, KCSM expects various proceedings and appeals to continue to evolve over the next few years. Additionally, KCSM believes that, based on its assessments of the facts in the cases as well as reviews of its defenses, the financial statements reflect managements best estimates for outcomes in these matters, and although there is uncertainty, management does not believe there will be any material differences to the future results of operations in any quarter period related to these matters.

Disputes Relating to the Scope of the Mandatory Trackage Rights.  KCSM and Ferromex are parties to various civil cases involving disputes over the application and proper interpretation of the mandatory trackage rights. In August 2002, the SCT issued rulings determining Ferromex’s trackage rights in Monterrey, Nuevo Leon. KCSM and Ferromex both appealed the SCT’s rulings. At the Mexican Administrative Federal Court level, KCSM obtained what it believed were favorable rulings in April 2005. Ferromex appealed these rulings and the case was returned to the Mexican Administrative Federal Court. The Mexican Administrative Federal Court issued a ruling on June 11, 2007, which was served on KCSM on August 8, 2007. In the ruling, the Mexican Administrative Federal Court reversed the earlier favorable ruling and decided that Ferromex could use certain auxiliary tracks awarded to KCSM in its Concession. KCSM appealed this ruling at the beginning of September 2007, arguing that the Mexican Administrative Federal Court wrongly failed to consider the earlier favorable decision in making its revised ruling and also failed to consider the length and limits of the trackage rights included in KCSM’s Concession title. On April 30, 2008, the Collegiate Court granted the appeal to KCSM in order for the Higher Court to issue a new judgment based upon the Concession

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

title. The Company believes that based on its assessment of the facts in this case, there will be no material effect on KCSM’s results of operations.

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

SCT Sanction Proceedings.

In April 2006, the SCT initiated a proceeding against KCSM, claiming that KCSM had failed to make certain minimum capital investments projected for 2004 and 2005 under its five-year business plan filed with the SCT prior to its acquisition by Kansas City Southern or “KCS.” KCSM believes it made capital expenditures exceeding the required amounts. KCSM responded to the SCT by providing evidence in support of its investments and explaining why it believes sanctions are not appropriate. In May 2007, the Company was served with an SCT resolution regarding the sanction proceeding for 2004. In June 2007, the Company was served with an SCT notification that KCSM failed to make minimum capital investments for 2004 and 2005. The SCT imposed a fine in the amount of Ps.46,800. On August 16, 2007, the Company filed a nullity claim against the 2004 investment plan resolution issued by the SCT, and on August 20, 2007, the Company filed a nullity claim against the 2005 investment plan resolution, both before the Mexican Administrative Federal Court and if necessary, KCSM will have the right to appeal any adverse ruling by the Mexican Administrative Federal Court before the Mexican Federal Magistrates Tribunal. The Company believes that even if the threatened sanctions become effective, there will be no material effect on KCSM’s results of operations. However, if these proceedings are conclusively ruled adversely against KCSM and sanctions are imposed, KCSM could be subject to possible future revocation of its Concession if the SCT imposes sanctions on three additional occasions for the same failure over the remaining term of the Concession.

On July 23, 2008, the SCT delivered to KCSM notice of new sanction proceedings against KCSM, claiming, among other things, that KCSM refused to grant to Ferromex access to certain trackage rights at the same location on six different occasions. If it were decided that each of these refusals warranted a separate sanction and if final decisions were entered against KCSM in each of these instances, KCSM could be subject to a future SCT action seeking revocation of its Concession. The Company believes it has strong defenses to all charges, that there is no basis for sanctions, including the same or similar sanctions multiple times, and KCSM intends to defend all these proceedings vigorously. At the date of this filing management believes that based on its assessment of the facts, even if ultimately an unsatisfactory ruling was handed down from the SCT, it would not have a material financial effect on KCSM’s results of operations.

Mancera Proceeding.

In February 2006, Mancera Ernst & Young, S.C., (“Mancera”) filed a claim against KCSM seeking payment for additional contingency fee for costs and expenses related to Mancera’s representation of the Company in the Company’s value added tax or “VAT” claim against the Mexican government. In March 2006, the Company responded to the claim. On April 15, 2008 KCSM was served with a resolution that required KCSM to pay an undisclosed amount, plus interest and legal costs, which payment is lower than the amount originally claimed by Mancera. This resolution was appealed by KCSM to challenge the payment of any legal costs and is pending of resolution. Management believes that it has adequately reserved for its obligation under the engagement agreement with Mancera and does not believe that the final resolution of this claim will have a material adverse effect on the Company’s financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Revolving Credit Agreement.

KCSM, as lender and The Kansas City Southern Railway Company (“KCSR”), as borrower, entered into a revolving credit agreement (the “Revolving Agreement”) effective as of April 1, 2008. Pursuant to the terms of the Revolving Agreement KCSM may make one or more loans to KCSR. The Revolving Agreement terminates on December 31, 2013. As of June 30, 2008, there were no outstanding loans under the Revolving Agreement.

Credit Risk.

An area of risk currently being monitored by KCSM is the recent downturn in the automotive industry and related customer concentrations. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectability of KCSM’s receivables and operating results. If the financial condition of KCSM’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Currently, management’s assessment is that it will collect all outstanding receivables or at this time based on its assessment has recorded necessary reserves as appropriate.

Income tax.

Tax returns filed in Mexico from 2003 through the current year remain open to examination with the taxing authority in Mexico. The tax return for 2003 is currently under review. The Company does not expect any material adjustments as a result of this review.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Kansas City Southern de México, S.A. de C.V.:

We have reviewed the accompanying consolidated balance sheet of Kansas City Southern de México, S.A. de C.V. and subsidiaries (the Company) as of June 30, 2008, the related consolidated statements of income for the three-month and six-month periods ended June 30, 2008 and 2007, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management.

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
July 31, 2008

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

Results of Operations.

Three and six months ended June 30, 2008 compared with three and six months ended June 30, 2007.

Revenues.

The following table summarizes by product category, KCSM revenues (in millions), and traffic volumes by carload/unit statistics (in thousands), for the three and six months ended June 30, 2008 and 2007.

	Revenues				Carloads and Units
	Three Months				Three Months
	Ended June 30,		Change		Ended June 30,		Change
	2008	2007	Dollars	Percent	2008	2007	Units	Percent

Chemical and petroleum	$38.8	$31.2	$7.6	24%	21.3	18.9	2.4	13%
Industrial and consumer products	65.0	63.7	1.3	2%	51.6	54.2	(2.6)	(5)%
Agriculture and minerals	57.6	50.5	7.1	14%	36.0	36.2	(0.2)	(1)%

Sub-Total general commodities	161.4	145.4	16.0	11%	108.9	109.3	(0.4)	—
Intermodal and automotive	53.0	45.0	8.0	18%	89.9	85.7	4.2	5%
Coal	5.0	4.3	0.7	16%	5.1	5.4	(0.3)	(6)%

Carload revenues, carloads and units	219.4	194.7	24.7	13%	203.9	200.4	3.5	2%

Other revenues	1.6	4.7	(3.1)	(66)%

Total revenues(i)	$221.0	$199.4	$21.6	11%

(i) Included in revenues:
Fuel surcharge	$15.2	$12.8

	Revenues				Carloads and Units
	Six Months				Six Months
	Ended June 30,		Change		Ended June 30,		Change
	2008	2007	Dollars	Percent	2008	2007	Units	Percent

Chemical and petroleum	$74.7	$63.5	$11.2	18%	42.3	38.8	3.5	9%
Industrial and consumer products	120.7	126.1	(5.4)	(4)%	98.3	109.4	(11.1)	(10)%
Agriculture and minerals	113.4	96.9	16.5	17%	70.8	70.1	0.7	1%

Sub-Total general commodities	308.8	286.5	22.3	8%	211.4	218.3	(6.9)	(3)%
Intermodal and automotive	99.1	83.8	15.3	18%	176.4	162.3	14.1	9%
Coal	10.1	9.4	0.7	7%	10.6	11.6	(1.0)	(9)%

Carload revenues, carloads and units	418.0	379.7	38.3	10%	398.4	392.2	6.2	2%

Other revenues	9.0	9.9	(0.9)	(9)%

Total revenues(i)	$427.0	$389.6	$37.4	10%

(i) Included in revenues:
Fuel surcharge	$29.3	$24.6

KCSM revenues for the three and six months ended June 30, 2008 totaled $221.0 million and $427.0 million compared to $199.4 million and $389.6 million for the same periods in 2007. KCSM revenues for the three and six months ended June 30, 2008 increased $21.6 million and $37.4 million, respectively, primarily due to targeted rate increases, increased fuel surcharge participation and certain new business. The following discussion provides an analysis of revenues by commodity group.

Revenues by Commodity Group
for the three months ended June 30, 2008

Chemical and petroleum.  Revenues from chemical and petroleum increased $7.6 million and $11.2 million during the three and six months ended June 30, 2008, compared to the same periods in 2007. Increases were due to price increases, increased fuel surcharge participation, and volume increases in petroleum products, soda ash and organic products import markets, as well as, domestic organic acid and fertilizer shipments in the chemical channel.

Revenues by Commodity Group
for the three months ended June 30, 2008

Industrial & Consumer Products.  Revenues from industrial and consumer products increased $1.3 million during the three months ended June 30, 2008, compared to the same period in 2007, primarily due to higher demand in the metals channel. This increase was partially offset by a decrease in volume for beer exports in the other channel and a decrease in volume in the pulp and paper channel. For the six months ended June 30, 2008, industrial and consumer products decreased $5.4 million compared to the same period in 2007. This decrease was mainly due to the aforementioned decrease in volumes in beer exports and the decrease in pulp and paper in the forest products channel. Additionally, cement and appliance exports decreased, reflecting the slowdown of the construction industry in the United States building market.

Agriculture and minerals.  Revenues from agriculture and minerals increased $7.1 million and $16.5 million during the three and six months ended June 30, 2008, compared to the same periods in 2007, as result of rate increases and increased length of haul. Grain traffic accounted for the majority of the increase in revenues as cross border traffic into Mexico remained strong in the first half of 2008. Additionally, revenues increased in the ores and minerals channel in the second quarter of 2008 compared to 2007 due to lower volumes in 2007 due to a slowdown that occurred in the work force at a customers facility that produces iron ore. These increases were slightly offset by a reduction in shipments in the food products channel.

Intermodal and Automotive.  Revenues for intermodal increased $5.0 million and $7.6 million during the three and six months ended June 30, 2008, compared to the same periods in 2007, as result of growth in traffic from the port of Lazaro Cardenas, including traffic from two additional steamship lines that started to call on the port in the second half of 2007. Revenues from automotive increased $3.0 million and $7.7 million during the three and six months ended June 30, 2008, compared to the same periods in 2007, due to target rate increases and new longer haul traffic.

Coal.  Revenues from coal increased $0.7 million during each of the three and six months ended June 30, 2008, compared to the same periods in 2007, primarily due to rate increases, and as a result of increased long haul moves, partially offset by a decrease in volume from shorter haul traffic.

Operating expenses.

Total operating expenses increased $10.4 million and $13.1 million for the three and six months ended June 30, 2008 compared to the same periods in 2007 as shown below (in millions).

	Three Months
	Ended June 30,		Change
	2008	2007	In Dollars	Percent

Compensation and benefits	$36.6	$34.7	$1.9	5%
Purchased services	33.0	25.2	7.8	31%
Fuel	29.4	29.4	—	—
Equipment costs	26.8	27.9	(1.1)	(4)%
Depreciation and amortization	24.9	24.2	0.7	3%
Casualties and insurance	2.9	4.1	(1.2)	(29)%
Materials and other	8.3	6.0	2.3	38%

Total operating expenses	$161.9	$151.5	$10.4	7%

	Six Months
	Ended June 30,		Change
	2008	2007	In Dollars	Percent

Compensation and benefits	$75.2	$70.1	$5.1	7%
Purchased services	59.5	51.0	8.5	17%
Fuel	58.4	58.4	—	—
Equipment costs	52.4	52.7	(0.3)	(1)%
Depreciation and amortization	49.6	47.4	2.2	5%
Casualties and insurance	4.1	7.3	(3.2)	(44)%
Materials and other	12.7	11.9	0.8	7%

Total operating expenses	$311.9	$298.8	$13.1	4%

Compensation and benefits.  For the three and six months ended June 30, 2008, compensation and benefits increased $1.9 million and $5.1 million, compared to the same periods in 2007. This increase was primarily due to annual increases in wages and salaries and an increase in the statutory profit sharing expense reflecting the increase in operating income compared to the prior year.

Purchased services.  Purchased services expense for the three and six months ended June 30, 2008, increased $7.8 million and $8.5 million, compared to the same periods in 2007, due to increases in locomotive maintenance expenses compared to the same prior period quarter, increased switching costs driven by higher volumes, and increased corporate expenses.

Fuel.  Fuel expense was flat for the three and six months ended June 30, 2008 compared with the same periods in 2007. Although fuel was flat, improved fuel efficiency driving lower fuel consumption offset higher fuel prices.

Equipment costs.  Equipment costs decreased $1.1 million and $0.3 million during the three and six months ended June 30, 2008 compared to the same periods in 2007. This decrease primarily reflects lower locomotive lease expenses and lower costs associated with freight cars driven by higher asset utilization.

Depreciation and amortization.  Depreciation and amortization expenses for the three and six months ended June 30, 2008 increased $0.7 million and $2.2 million, compared to the same periods in 2007, primarily due to a larger asset base reflecting a continued commitment to investment in Mexico.

Casualties and insurance.  For the three and six months ended June 30, 2008, casualty and insurance expenses decreased $1.2 million and $3.2 million compared with the same periods in 2007. This reduction reflects fewer incidents related to derailments, and related freight loss and damage claims.

Materials and other.  For the three and six months ended June 30, 2008, materials and other expenses increased $2.3 million and $0.8 million compared to the same periods in 2007. Increases were primarily due to increased materials used in the maintenance of equipment and freight cars, as well as higher other employee expenses compared to the prior period.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

Omitted pursuant to General Instruction H(2)(c) of Form 10-Q.

Item 4.	Controls and Procedures.

(a)	Disclosure Controls and Procedures.

As of the end of the fiscal quarter for which this Quarterly Report on Form 10-Q is filed, the Company’s President and Executive Representative and Chief Financial Officer have each reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the President and Executive Representative and Chief Financial Officer have each concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the President and Executive Representative and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

For information related to the Company’s settlement and other legal proceeding, see Note 4 “Commitments and Contingencies,” under Part I, Item 1, of this quarterly report on Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on July 31, 2008.

Kansas City Southern de México, S.A. de C.V.

/s/ Patrick J. Ottensmeyer
Patrick J. Ottensmeyer
Chief Financial Officer
(Principal Financial Officer)

/s/  Michael K. Borrows
Michael K. Borrows
Chief Accounting Officer
(Principal Accounting Officer)