Form 10-Q
period 2008-09-30
Kansas City Southern de Mexico, S.A. de C.V.
filed 2008-10-28
CIK 1055294

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2008: 4,785,510,235

Kansas City Southern de México, S.A. de C.V. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H(2).

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Form 10-Q
September 30, 2008

Index

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Form 10-Q
September 30, 2008

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Introductory Comments.

The Consolidated Financial Statements included herein have been prepared by Kansas City Southern de México, S.A. de C.V. (“KCSM” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). For the purposes of this report, unless the context otherwise requires, all references herein to “KCSM” and the “Company” shall mean Kansas City Southern de México, S.A. de C.V. and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed, or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and the notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. Results for the three and nine months ended September 30, 2008, are not necessarily indicative of the results expected for the full year ending December 31, 2008.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Statements of Income

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In millions)
	(Unaudited)

Revenues	$215.2	$209.8	$642.2	$599.4

Operating expenses:
Compensation and benefits	26.9	36.7	102.1	106.8
Purchased services	34.2	26.6	93.7	77.6
Fuel	30.6	30.2	89.0	88.6
Equipment costs	24.9	25.5	77.3	78.2
Depreciation and amortization	26.7	23.4	76.3	70.8
Casualties and insurance	6.0	2.4	10.1	9.7
Materials and other	10.8	2.4	23.5	14.3

Total operating expenses	160.1	147.2	472.0	446.0

Operating income	55.1	62.6	170.2	153.4
Equity in net earnings of unconsolidated affiliates	1.2	0.8	5.5	1.6
Interest expense	(21.8)	(20.7)	(64.9)	(67.1)
Debt retirement costs	—	—	—	(6.9)
Foreign exchange gain (loss)	(8.5)	(1.9)	0.8	(1.6)
Other income	1.5	1.0	2.3	1.6

Income before income taxes	27.5	41.8	113.9	81.0
Income tax expense	4.8	8.3	27.7	18.2

Net income	$22.7	$33.5	$86.2	$62.8

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(In millions,
	except share amounts)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$71.3	$16.9
Accounts receivable, net	89.9	109.4
Related company receivable	29.0	38.4
Inventories, net	26.4	30.7
Deferred tax asset	212.0	159.1
Other current assets	95.0	32.4

Total current assets	523.6	386.9
Investments	48.4	49.6
Property and equipment, net of accumulated depreciation of $55.6 million and $45.8 million at September 30, 2008 and December 31, 2007, respectively	970.9	872.8
Concession assets, net of accumulated amortization of $174.6 million and $129.2 million at September 30, 2008 and December 31, 2007, respectively	1,199.4	1,215.5
Related company receivable	3.5	3.8
Other assets	49.7	40.3

Total assets	$2,795.5	$2,568.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$9.9	$0.3
Accounts and wages payable	63.7	46.7
Related company payable	15.4	59.9
Accrued liabilities	106.9	97.2

Total current liabilities	195.9	204.1

Other liabilities:
Long-term debt	949.7	850.4
Related company payable	0.5	21.8
Deferred tax liability	133.3	52.8
Other noncurrent liabilities and deferred credits	98.3	101.1

Total other liabilities	1,181.8	1,026.1

Commitments and contingencies (Note 5)	—	—
Stockholders’ equity:
Common stock, 4,785,510,235 shares authorized, issued without par value	608.3	608.3
Additional paid in capital	243.6	243.6
Retained earnings	566.7	487.6
Accumulated other comprehensive loss	(0.8)	(0.8)

Total stockholders’ equity	1,417.8	1,338.7

Total liabilities and stockholders’ equity	$2,795.5	$2,568.9

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months
	Ended September 30,
	2008	2007
	(In millions)
	(Unaudited)

Operating activities:
Net income	$86.2	$62.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76.3	70.8
Deferred income taxes	27.7	18.2
Deferred compensation	8.3	9.3
Debt retirement cost	—	6.9
Equity in undistributed earnings of unconsolidated affiliates	(5.5)	(1.6)
Distributions from unconsolidated affiliates	7.2	—
Gain on sale of assets	—	(0.2)
Changes in working capital items:
Accounts receivable	19.5	21.5
Related parties	(56.1)	(25.2)
Inventories	4.3	(10.0)
Other current assets	(64.5)	34.0
Accounts and wages payable and accrued liabilities	26.7	(14.7)
Other, net	16.3	(11.3)

Net cash provided by operating activities	146.4	160.5

Investing activities:
Capital expenditures	(185.0)	(80.3)
Proceeds from disposal of property	0.5	16.4
Other, net	(1.0)	(9.0)

Net cash used for investing activities	(185.5)	(72.9)

Financing activities:
Proceeds from issuance of long-term debt	125.0	211.7
Repayment of long-term debt	(23.4)	(237.6)
Debt costs	(1.0)	(16.1)
Dividends paid	(7.1)	—

Net cash provided by (used for) financing activities	93.5	(42.0)

Cash and cash equivalents:
Net increase during each period	54.4	45.6
At beginning of year	16.9	14.4

At end of period	$71.3	$60.0

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in millions of U.S. dollars)

1.	Accounting Policies and Interim Results.

In the opinion of the management of KCSM, the accompanying unaudited consolidated financial statements contain all adjustments necessary, which are of a normal and recurring nature, to present fairly the financial position of the Company as of September 30, 2008, and December 31, 2007, the results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results expected for the full year ending December 31, 2008. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Foreign Currency.

At September 30, 2008, KCSM had financial assets and financial liabilities denominated in Mexican pesos of Ps.2,099.2 million and Ps.696.5 million, respectively. At December 31, 2007, KCSM had financial assets and financial liabilities denominated in Mexican pesos of Ps.1,920.5 million and Ps.594.8 million. At September 30, 2008 and at December 31, 2007, the exchange rate was Ps.10.79 and Ps.10.90, per U.S. dollar, respectively.

3.	Comprehensive Income.

Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income, a component of stockholders’ equity within the consolidated balance sheets, rather than net income. Under existing accounting standards, other comprehensive income for KCSM reflects the amortization of prior service cost, net of tax. KCSM’s total comprehensive income was comprised of net income for the nine months ended September 30, 2008.

4.	Financing.

On September 24, 2008, the Company, entered into a financing agreement (the “Agreement”) with DVB Bank AG (“DVB”). KCSM received the loan principal amount under the Agreement of $52.2 million on September 26, 2008 and used the proceeds to finance approximately 80% of the purchase price of 29 ES44AC locomotives (the “Locomotives”) delivered and purchased by KCSM in June 2008. KCSM granted DVB a security interest in the Locomotives to secure the loan. The Agreement requires KCSM to make 60 equal quarterly principal payments plus interest at an annual rate of 6.195%. The first payment is due and payable on December 31, 2008, and the final payment is due and payable on September 29, 2023.

The Agreement contains representations, warranties and covenants typical of such equipment loan agreements. Events of default in the Agreement include, but are not limited to, certain payment defaults, certain bankruptcy and liquidation proceedings and the failure to perform any covenants or agreements contained in the Agreement. Any event of default could trigger acceleration of KCSM’s payment obligations under the terms of the Agreement.

5.	Commitments and Contingencies.

Concession duty.  Under the Concession, the Mexican government has the right to receive a payment from the Company equivalent to 0.5% of the gross revenue during the first 15 years of the Concession period and 1.25% during the remaining years of the Concession period. For the three and nine months ended

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

September 30, 2008, the concession duty expense amounted to $1.1 million and $3.4 million, compared to $1.1 million and $3.2 million for the same periods in 2007, which was recorded within operating expenses.

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

Certain Disputes with Ferromex.

KCSM and Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”) both initiated administrative proceedings seeking a determination by the Mexican Secretaría de Comunicaciones y Transportes (“Ministry of Communications and Transportation” or “SCT”) of the rates that the companies should pay each other in connection with the use of trackage rights, interline and terminal services. The SCT issued a ruling setting the rates for trackage rights in March of 2002, and a ruling setting the rates for interline and terminal services in August of 2002. KCSM and Ferromex challenged both rulings.

Following the trial and appellate court decisions, in February of 2006 the Mexican Supreme Court sustained KCSM’s appeal of the SCT’s trackage rights ruling, in effect vacating the ruling and ordering the SCT to issue a new ruling consistent with the Court’s decision. On June 27, 2008, KCSM was served with the new ruling issued by the SCT. In this ruling, the SCT established the consideration that KCSM and Ferromex must pay each other in connection with the use of the trackage rights granted in their respective concessions between 2002 and 2004, and further stated that in the event KCSM and Ferromex failed to reach an agreement in connection with the rates for the years after 2004, the SCT shall make a determination along the same lines. On September 19, 2008, KCSM appealed this new ruling with the Mexican Tribunal Federal de Justicia Fiscal y Administrativa (“Administrative and Fiscal Federal Court”).

In April 2005, the Administrative and Fiscal Federal Court ruled in favor of KCSM in the challenge to the SCT interline and terminal services decision. Ferromex, however, challenged this court ruling before the Fifteenth Collegiate Court, and the Court ruled in its favor. Both Ferromex and KCSM have challenged the rulings on different grounds. This most recent challenge is now before the Mexican Supreme Court, which as of the date of this filing has yet to issue a decision on the matter.

In addition to the above, Ferromex has filed three commercial proceedings against KCSM. In the first claim, which was served in 2001 and is related to the payment of consideration for interline services, KCSM received a favorable decision and Ferromex has been ordered to pay related costs and expenses. Although it has not yet done so, Ferromex has the right to challenge this decision. KCSM received an unfavorable decision

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

in the second claim filed in 2004 and has filed a challenge to this judgment, the outcome of which is still pending. The third claim, filed in 2006, is an action for access to records related to interline services between 2002 and 2004. No decision has been rendered on the third claim. KCSM is continually analyzing all of the records related to this dispute to determine the adequacy of the reserves for the amounts due to as well as due from Ferromex.

KCSM expects various proceedings and appeals related to the matters described above to continue over the next few years. Although KCSM and Ferromex have challenged these matters based on different grounds and these cases continue to evolve, management believes the reserves related to these matters are adequate and does not believe there will be a future material impact to the results of operations arising out of these disputes.

Disputes Relating to the Provision of Services to a Large U.S. Auto Manufacturer.

KCSM is involved in several disputes related to providing service to a large U.S. Auto Manufacturer (the “Auto Manufacturer”).

In March 2008, the Auto Manufacturer filed an arbitration suit against KCSM under a contract entered into in 1999 for services to the Auto Manufacturer’s plants in Mexico, which, as amended, had a stated termination date of January 31, 2008. The Auto Manufacturer claims that the contract was implicitly extended and continued in effect beyond its stated termination date, and that KCSM is therefore required to continue abiding by its terms, including, but not limited to, the rates contemplated in such contract. KCSM claims that the contract did in fact expire on its stated termination date of January 31, 2008, and that services rendered thereafter are thus subject to the general terms and conditions (including rates) applicable in the absence of a specific contract, pursuant to Mexican law. Accordingly, KCSM filed a counterclaim against the Auto Manufacturer to, among other things, recover the applicable rate difference. The Auto Manufacturer is also seeking a declaration by the arbitrator that the rates being assessed by KCSM are discriminatory, even though the rates being charged are within the legal rate limits set by Mexican law for such freight transportation. KCSM believes that the facts of this dispute provide it with strong legal arguments and intends to vigorously defend its claims in this proceeding. As a result, management believes the final resolution of these claims will not have any material impact on KCSM’s results of operations.

In May 2008, the SCT initiated a proceeding against KCSM, at the Auto Manufacturer’s request, alleging that KCSM impermissibly bundled international rail services and engaged in discriminatory pricing practices with respect to rail services provided by KCSM to the Auto Manufacturer. If the SCT finally determines that KCSM did engage in such actions, the SCT could impose sanctions on KCSM. On July 23, 2008, the SCT delivered notice to KCSM of new proceedings against KCSM, claiming, among other things, that KCSM refused to grant Ferromex access to certain trackage rights in Coahuila on six different occasions and thus denied Ferromex the ability to provide service to the Auto Manufacturer at this location.

Management believes it has strong defenses to all of these charges and intends to defend all these proceedings vigorously. KCSM does not believe that these SCT proceedings will have a material adverse effect on its results of operations or financial condition. However, if KCSM is ultimately sanctioned in connection with the bundling and discriminatory pricing practices alleged by the Auto Manufacturer, any such sanction would be considered a “generic” sanction under Mexican law (i.e., sanctions applied to conduct not specifically referred to in specific subsections of the Mexican railway law). If challenges against any such sanction are conclusively ruled adversely to KCSM and a sanction is effectively imposed, and if the SCT imposes other “generic” sanctions on four additional occasions over the remaining term of the Concession, KCSM could be subject to possible future SCT action seeking revocation of its Concession. Likewise, if each of the six refusals to allow Ferromex to serve the Auto Manufacturer in Coahuila is finally decided to warrant a separate sanction, KCSM could be subject to a future SCT action seeking revocation of its Concession. Revocation of the Concession would materially adversely affect KCSM’s results of operations and financial condition.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Disputes Relating to the Scope of the Mandatory Trackage Rights.

KCSM and Ferromex are parties to various cases involving disputes over the application and proper interpretation of the mandatory trackage rights. In particular, in August 2002, the SCT issued a ruling related to Ferromex’s trackage rights in Monterrey, Nuevo León. KCSM and Ferromex both appealed the SCT’s ruling and after considerable litigation, on September 17, 2008, the Mexican Administrative and Fiscal Federal Court announced a decision, which if upheld, would grant Ferromex rights that KCSM believes to be broader than those set forth in both its and Ferromex’s concession titles. KCSM further believes that this decision conflicts with current applicable law and with relevant judicial precedents and intends to challenge it and to continue to pursue all other remedies available to it. KCSM believes that there will be no material adverse effect on KCSM’s results of operations or financial condition from the outcome of this case.

Other SCT Sanction Proceedings.

In April 2006, the SCT initiated proceedings against KCSM, claiming that KCSM had failed to make certain minimum capital investments projected for 2004 and 2005 under its five-year business plan filed with the SCT prior to its April 2005 acquisition by Kansas City Southern or “KCS” (collectively, the “Capital Investment Proceedings”). KCSM believes it made capital expenditures exceeding the required amounts. KCSM responded to the SCT by providing evidence in support of its investments and explaining why it believes sanctions are not appropriate. In May 2007, KCSM was served with an SCT resolution regarding the Capital Investment Proceeding for 2004, where the SCT determined that KCSM had indeed failed to make the minimum capital investments required for such year, but resolved to impose no sanction as this would have been KCSM’s first breach of the relevant legal provisions. In June 2007, KCSM was served with an SCT resolution regarding the Capital Investment Proceeding for 2005, where the SCT determined that KCSM had indeed failed to make the minimum capital investments required for such year, and imposed a fine in the amount of Ps.46,800. KCSM has filed actions challenging both the 2004 and 2005 investment plan resolutions issued by the SCT. KCSM will have the right to challenge any adverse ruling by the Mexican Administrative and Fiscal Federal Court.

KCSM believes that even if sanctions are ultimately imposed as a consequence of the Capital Investment Proceedings, there will be no material adverse effect on its results of operations or financial condition. However, each of these potential sanctions is considered a “generic” sanction under Mexican law (i.e., sanctions applied to conduct not specifically referred to in specific subsections of the Mexican railway law). If these potential sanctions are conclusively ruled adversely against KCSM and sanctions are imposed, and if the SCT imposes other sanctions related to KCSM’s capital investments or other “generic” sanctions on three additional occasions over the remaining term of the Concession, KCSM could be subject to possible future SCT action seeking revocation of its Concession. Such revocation would materially adversely affect the results of operations and financial condition of KCSM.

Mancera Proceeding.

In February 2006, Mancera Ernst & Young, S.C., (“Mancera”) filed a claim against KCSM seeking payment for an additional contingency fee for costs and expenses related to Mancera’s representation of KCSM in its value added tax or “VAT” claim against the Mexican government. In March 2006, KCSM responded to the claim. On April 15, 2008 KCSM was served with a resolution that required KCSM to pay an amount, which included interest and damages lower than the amount originally claimed by Mancera. This resolution was appealed by KCSM to challenge the payment of any interest and damages and was appealed by Mancera seeking to increase the amount it is to be paid for contingency fees. On September 30, 2008, KCSM was notified of the resolution by the Ninth Court of Appeals, which released KCSM from any obligation for damages to Mancera but increased the amount of fees to be paid to Mancera. KCSM intends to appeal this

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

decision and believes that it has adequately reserved for its obligation under the engagement agreement with Mancera.

Credit Risk.

The Company continually monitors risk related to the recent downturn in the automotive industry and certain customer concentrations. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectability of KCSM’s receivables and operating results. If the financial condition of the KCSM’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Currently, management’s assessment is that it will collect all outstanding receivables, or at this time, based on its assessment has recorded necessary reserves as appropriate.

Dividend Payment.

On September 22, 2008, the Company declared a cash dividend on its common stock of Ps.0.01567 or $0.00148 per share. The payment of Ps. 75.0 million or $7.1 million was made on September 24, 2008 to subsidiaries of KCS. This dividend does not relate to earnings from the operations of KCSM. The dividend reflects related company pass-through proceeds from the Company’s equity investment in Ferrocarril y Terminal del Valle de México, S.A. de C.V.

Income tax.

Income tax returns filed in Mexico from 2003 through the current year remain open to examination with the taxing authority in Mexico. The tax return for the 2003 period is currently under review. The Company is working closely with the taxing authorities and as of the date of this filing does not expect any material adjustments as a result of this routine review.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Kansas City Southern de México, S.A. de C.V.:

We have reviewed the accompanying consolidated balance sheet of Kansas City Southern de México, S.A. de C.V. and subsidiaries (the Company) as of September 30, 2008, the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2008 and 2007, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management.

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
October 28, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition Results of Operations.

The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. The actual results of operations of Kansas City Southern de México, S.A. de C.V. (the “Company” or “KCSM”) could materially differ from those indicated in forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Item 1A — Risk Factors of Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which is on file with the U.S. Securities and Exchange Commission (File No. 333-08322) and which “Risk Factors” section is hereby incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. Forward-looking statements contained in this Form 10-Q will not be updated.

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

Results of Operations.

Revenues.

The following table summarizes revenues (in millions), and carload/unit statistics (in thousands).

	Revenues				Carloads and Units
	Three Months				Three Months
	Ended September 30,		Change		Ended September 30,		Change
	2008	2007	Dollars	Percent	2008	2007	Units	Percent

Chemical and petroleum	$38.2	$36.1	$2.1	6%	20.1	21.1	(1.0)	(5)%
Industrial and consumer products	61.3	59.1	2.2	4%	46.8	48.3	(1.5)	(3)%
Agriculture and minerals	58.6	56.0	2.6	5%	35.0	37.5	(2.5)	(7)%

Total general commodities	158.1	151.2	6.9	5%	101.9	106.9	(5.0)	(5)%
Intermodal	23.4	19.8	3.6	18%	69.3	65.6	3.7	6%
Automotive	24.2	27.8	(3.6)	(13)%	20.3	26.6	(6.3)	(24)%
Coal	5.5	6.7	(1.2)	(18)%	5.9	6.7	(0.8)	(12)%

Carload revenues, carloads and units	211.2	205.5	5.7	3%	197.4	205.8	(8.4)	(4)%

Other revenue	4.0	4.3	(0.3)	(7)%

Total revenues(i)	$215.2	$209.8	$5.4	3%

(i) Included in revenues:
Fuel surcharge	$17.7	$14.0

	Revenues				Carloads and Units
	Nine Months				Nine Months
	Ended September 30,		Change		Ended September 30,		Change
	2008	2007	Dollars	Percent	2008	2007	Units	Percent

Chemical and petroleum	$113.0	$99.6	$13.4	13%	62.4	59.9	2.5	4%
Industrial and consumer products	182.0	185.2	(3.2)	(2)%	145.1	157.7	(12.6)	(8)%
Agricultural and minerals	172.0	152.9	19.1	12%	105.8	107.6	(1.8)	(2)%

Total general commodities	467.0	437.7	29.3	7%	313.3	325.2	(11.9)	(4)%
Intermodal	64.6	53.4	11.2	21%	193.9	179.6	14.3	8%
Automotive	82.0	78.0	4.0	5%	72.1	74.9	(2.8)	(4)%
Coal	15.6	16.1	(0.5)	(3)%	16.6	18.3	(1.7)	(9)%

Carload revenues, carloads and units	629.2	585.2	44.0	8%	595.9	598.0	(2.1)	—

Other revenue	13.0	14.2	(1.2)	(8)%

Total revenues(i)	$642.2	$599.4	$42.8	7%

(i) Included in revenues:
Fuel surcharge	$47.0	$38.6

For the three and nine months ended September 30, 2008, revenues increased $5.4 million and $42.8 million, compared to the same periods in 2007, primarily due to targeted rate increases and increased fuel surcharge participation, partially offset by a decrease in volume due to the impact of the hurricanes in the third quarter. The following discussion provides an analysis of revenues by commodity group.

Revenues by Commodity Group
for the three months ended September 30, 2008

Chemical and petroleum.  Revenues from chemical and petroleum increased $2.1 million and $13.4 million during the three and nine months ended September 30, 2008, compared to the same periods in 2007. Increases reflect price increases, higher fuel surcharge participation, and volume increases primarily in the Chemicals channel.

Revenues by Commodity Group
for the three months ended September 30, 2008

Industrial & consumer products.  Revenues from Industrial and consumer products increased $2.2 million during the three months ended September 30, 2008. Compared to the same period in 2007, increases were primarily due to higher demand in the Metals and scrap channel. This increase was partially offset by a decrease in volume of beer exports in the Other channel and a decrease in volume in the pulp and paper products in the Forest products channel. For the nine months ended September 30, 2008, Industrial and consumer products decreased $3.2 million compared to the same period in 2007. Decreases were principally due to the aforementioned decrease in volumes in beer exports and the decrease in pulp and paper products. Additionally, cement, appliance and tile ceramic exports in the Other channel decreased, reflecting the slowdown of the construction industry in the United States.

Agriculture and minerals.  Revenues from Agriculture and minerals increased $2.6 million and $19.1 million during the three and nine months ended September 30, 2008, compared to the same periods in 2007. Increases were driven by rate increases, higher fuel surcharge participation, and increased length of haul. Volume decreased in the Grain and Food products channels due to increased grain prices, decreasing demand, resulting in reduced imports.

Intermodal.  Revenues from intermodal increased $3.6 million and $11.2 million during the three and nine months ended September 30, 2008, compared to the same periods in 2007. Increases reflected higher rates and increased business originating and terminating at the port of Lazaro Cardenas.

Automotive.  Revenues from automotive decreased $3.6 million during the three months ended September, 30 2008, compared to the same period in 2007. Decreases were driven by the overall downturn in the automotive industry as the higher cost of fuel and tightening credit markets have automotive manufacturers re-tooling factories to build more fuel efficient vehicles as well as developing programs to incent the purchase of new cars. Revenues increased $4.0 million during the nine months ended September 30, 2008, compared to the same period in 2007, due to targeted rate increases and new longer haul traffic in the first half of 2008.

Coal.  Revenues from coal decreased $1.2 million and $0.5 million during the three and nine months ended September 30, 2008, compared to the same periods in 2007, primarily due to a decrease in volume from shorter haul traffic and reduced overseas import coal shipments destined for use within Mexico. These decreases were partially offset by rate increases and traffic with increased length of haul.

Operating expenses.

Total operating expenses increased $12.9 million and $26.0 million for the three and nine months ended September 30, 2008 compared to the same periods in 2007, as shown below (in millions).

	Three Months
	Ended September 30,		Change
	2008	2007	Dollars	Percent

Compensation and benefits	$26.9	$36.7	$(9.8)	(27)%
Purchased services	34.2	26.6	7.6	29%
Fuel	30.6	30.2	0.4	1%
Equipment costs	24.9	25.5	(0.6)	(2)%
Depreciation and amortization	26.7	23.4	3.3	14%
Casualties and insurance	6.0	2.4	3.6	150%
Materials and other	10.8	2.4	8.4	350%

Total operating expenses	$160.1	$147.2	$12.9	9%

	Nine Months
	Ended September 30,		Change
	2008	2007	Dollars	Percent

Compensation and benefits	$102.1	$106.8	$(4.7)	(4)%
Purchased services	93.7	77.6	16.1	21%
Fuel	89.0	88.6	0.4	—
Equipment costs	77.3	78.2	(0.9)	(1)%
Depreciation and amortization	76.3	70.8	5.5	8%
Casualties and insurance	10.1	9.7	0.4	4%
Materials and other	23.5	14.3	9.2	64%

Total operating expenses	$472.0	$446.0	$26.0	6%

Compensation and benefits.  For the three and nine months ended September 30, 2008, compensation and benefits decreased $9.8 million and $4.7 million, compared to the same periods in 2007. This reduction primarily reflects reductions in incentive compensation, including Mexican statutory profit sharing expense and severance costs. Capitalized overhead rates also were higher as a result of new and updated studies compared to the prior year periods.

Purchased services.  Purchased services expense for the three and nine months ended September 30, 2008, increased $7.6 million and $16.1 million, compared to the same periods in 2007. Increases were driven by increased locomotive maintenance expenses, increased switching costs driven by both rate and volume increases on certain areas of the network, and an increase in corporate expenses based on updated studies since the prior year period.

Fuel.  Fuel expense for the three and nine months ended September 30, 2008, increased $0.4 million and $0.4 million, compared to the same periods in 2007. This increase was driven by higher diesel fuel prices during the third quarter of 2008, which was largely offset by lower consumption and increased fuel efficiency driven primarily by older locomotives being replaced with new locomotives through a strategic initiative in 2007 and 2008.

Equipment costs.  Equipment costs decreased $0.6 million and $0.9 million during the three and nine months ended September 30, 2008 compared to the same periods in 2007, primarily due to a decrease in the use of other railroads’ freight cars and certain car lease expenses.

Depreciation and amortization.  Depreciation and amortization expenses for the three and nine months ended September 30, 2008 increased $3.3 million and $5.5 million, compared to the same periods in 2007, primarily due to a larger asset base reflecting a continued commitment to investment in Mexico.

Casualties and insurance.  For the three months ended September 30, 2008, casualty and insurance expenses increased $3.6 million compared with the same period in 2007. The increase reflects higher per incident derailment expense, and freight loss and damage activity compared to the same prior period. For the nine months ended September 30, 2008, casualty and insurance expenses increased $0.4 million. The increase reflects higher per incident derailment expense, and increased freight loss and damage. This loss activity was largely offset by a reduction in premiums for certain insurance policies during 2008.

Materials and other.  For the three and nine months ended September 30, 2008, materials and other expenses increased $8.4 million and $9.2 million compared to the same periods in 2007. These increases were primarily due to an increase in materials used in the maintenance of equipment and freight cars. Additionally, the third quarter of 2007, reflected a favorable change to the allowances for freight receivables expense, as a result of favorable loss experience through the third quarter of 2007, and lower reserve requirements due to lower write offs of receivables acquired in the acquisition of KCSM. The Company’s days outstanding of accounts receivables is currently at a historic low and expects this metric to continue to improve in the near term.

Foreign currency.  At October 27, 2008, the exchange rate was Ps.13.40 per U.S. dollar versus Ps.10.79 per U.S. dollar at September 30, 2008; should the exchange rate stay at this amount on December 31, 2008, it would result in a significant foreign currency loss in the fourth quarter of 2008.

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

For information related to the Company’s settlement and other legal proceeding, see Note 5 “Commitments and Contingencies,” under Part I, Item 1, of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors.

There are no material changes to the Risk Factors disclosed under Item 1A, “Risk Factors,” in KCSM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Item 3.	Defaults Upon Senior Securities.

Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Item 4.	Submission of Matter to a Vote of Security Holders.

Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.

Exhibit 10.1	Loan Agreement, dated as of September 24, 2008, between Kansas City Southern de México, S.A. de C.V., as borrower and DVB Bank AG, as lender is attached to the Form 10-Q as Exhibit 10.1.
Exhibit 31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.
Exhibit 31.2	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.
Exhibit 32.1	Principal Executive Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.
Exhibit 32.2	Principal Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on October 28, 2008.

Kansas City Southern de México, S.A. de C.V.

/s/ Michael W. Upchurch
Michael W. Upchurch
Chief Financial Officer
(Principal Financial Officer)

/s/  Michael K. Borrows
Michael K. Borrows
Chief Accounting Officer
(Principal Accounting Officer)