Form 10-K
period 2008-12-31
Kansas City Southern de Mexico, S.A. de C.V.
filed 2009-02-17
CIK 1055294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-08322
KANSAS CITY SOUTHERN DE MÉXICO, S.A. DE C.V.
(Exact Name of Registrant as Specified in Its Charter)
Kansas City Southern of Mexico
(Translation of Registrant’s name into English)

MÉXICO	N/A
(State or other jurisdiction of incorporation or organization) Montes Urales 625 Lomas de Chapultepec 11000 Mexico, D.F. Mexico (Address of Principal Executive Offices)	(I.R.S. Employer Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

DOCUMENTS INCORPORATED BY REFERENCE: Not applicable.

KANSAS CITY SOUTHERN DE MÉXICO, S.A. DE C.V. AND SUBSIDIARIES
2008 FORM 10-K ANNUAL REPORT

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report to “KCSM” or “the Company,” or similar terms refer to Kansas City Southern de México, S.A. de C.V. together with its subsidiaries, references to “KCS” refer to Kansas City Southern, a Delaware corporation that, as of September 12, 2005, became KCSM’s sole shareholder. References to “Grupo KCSM” refer to Grupo KCSM, S.A. de C.V. (formerly known as Grupo Transportación Ferroviaria Mexicana, S.A. de C.V.) and references to ‘$”, “U.S. dollar” or “dollar” are to the lawful currency of the United States of America.

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

On September 12, 2005, Grupo KCSM and KCS, along with Grupo TMM, entered into a settlement agreement with the Mexican government resolving certain disputes and controversies between the companies and the Mexican government concerning the payment of a refund of the value added taxes (“VAT”) paid when the Concession Title and certain other assets were transferred to KCSM and Grupo KCSM’s obligation to purchase the remaining shares of KCSM owned by the Mexican government. As a result of this settlement, KCS and its subsidiaries obtained ownership of 100% of both Grupo KCSM and KCSM and the Mexican government’s remaining 20% ownership interest in KCSM was eliminated; the potential obligation of KCS, Grupo KCSM and Grupo TMM to acquire the Mexican government’s remaining 20% interest in KCSM was eliminated; and the legal obligation of the Mexican government to issue the VAT refund to KCSM was satisfied.

On December 20, 2006, after receiving shareholder approval, KCSM amended its by-laws to transform KCSM into a sociedad de responsabilidad limitada de capital variable (limited liability company).

On April 2, 2007, KCSM adopted corporate resolutions approving: (i) KCSM’s conversion (“Re-transformation”) from a sociedad de responsabilidad limitada de capital variable (limited liability company) to a sociedad anónima de capital variable (variable capital corporation) and (ii) the legal merger, (the “2007 Merger”) of Grupo KCSM with KCSM, with KCSM as the surviving corporation. The Re-transformation and the 2007 Merger became effective on May 8, 2007, the date on which the corresponding corporate resolutions were filed for registry within the Mexican Public Registry of Commerce (Registro Público de Comercio).

BUSINESS OVERVIEW

KCSM operates the primary commercial corridor of the Mexican railroad system, which allows it to participate significantly in the growing freight traffic between Mexico, the U.S. and Canada. KCSM’s rail lines consist of about 2,700 miles of main track. In addition, KCSM has trackage rights entitling it to run its trains over 700 miles of track of other Mexican railroad operators. KCSM provides freight transportation services under its 50-year Concession, during the first 30 years of which the Company is the exclusive provider, subject to certain trackage rights of other freight carriers. KCSM’s Concession is renewable for an additional period of up to 50 years subject to certain conditions.

The Company believes its rail lines comprise the most strategically significant and most actively traveled rail corridor in Mexico. The Company’s rail lines connect the most populated and industrialized regions of Mexico with the principal border gateway between Mexico and the U.S. at Nuevo Laredo, Tamaulipas and Laredo, Texas. In addition, KCSM serves three of Mexico’s most important seaports at Veracruz (through trackage right granted by Ferrosur, S.A. de C.V. (“Ferrosur”), under its concession) and Tampico on the Gulf of Mexico and Lázaro Cárdenas on the Pacific Ocean. As a result, the Company believes its routes are integral to Mexico’s foreign trade.

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

KCSM’s revenues are derived from the movement of a diversified mix of commodities and products mainly attributable to cross-border traffic with the U.S. The Company transports chemical and petroleum products, industrial and consumer products, agricultural and mineral products, intermodal and automotive products, and coal. KCSM’s customers include leading international and Mexican corporations.

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

AVAILABLE INFORMATION

KCS’ website (www.kcsouthern.com) provides at no cost KCSM’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after the electronic filing of these reports with the Securities and Exchange Commission. Written requests for copies of these reports may be made to the Corporate Secretary, P.O. Box 219335, Kansas City, Missouri 64121-9335 (or if by express delivery to 427 West 12th Street, Kansas City, Missouri 64105).

Item 1A.	Risk Factors.

Risk Factors Relating to KCSM Debt

The Company’s substantial indebtedness could adversely affect its financial position and its ability to meet its obligations under its debt instruments.

KCSM has a substantial amount of debt and significant debt service obligations. As of December 31, 2008, KCSM had total outstanding indebtedness of $958.4 million, consisting of (i) $30.0 million of unsecured term loan indebtedness, (ii), $800.0 million of senior unsecured indebtedness, and (iii) $128.4 million of secured indebtedness. KCSM’s stockholders’ equity was $1,432.5 million as of December 31, 2008, resulting in a debt ratio (total debt as a percentage of total debt plus equity) of 40.1%.

KCSM’s substantial indebtedness could make it more difficult for it to borrow money in the future and may reduce the amount of money available to finance its operations and other business activities, including the following:

•	KCSM will have to dedicate a substantial portion of its cash flow from operations to the payment of principal, premium, if any, and interest on its debt, which will reduce funds available for other purposes;

•	KCSM may not be able to fund capital expenditures, working capital and other corporate requirements;

•	KCSM may not be able to obtain additional financing, or obtain it at acceptable rates;

•	KCSM’s ability to adjust to changing market conditions and to withstand competitive pressures could be limited, and the Company may be vulnerable to additional risk if there is a downturn in general economic conditions or in its business, including the availability of short-and long term debt;

•	KCSM may be exposed to risks in exchange rate fluctuations because any fluctuation of the Mexican peso relative to the U.S. dollar could impact its ability to service debt. See “KCSM’s operations are subject to economic and political risk”; and

•	KCSM may be at a disadvantage compared to KCSM’s competitors that have less leverage and greater operating and financial flexibility than the Company does.

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

Although KCSM is currently in compliance with all covenants under the 2007 Credit Agreement and the indentures, KCSM has in the past sought waivers of certain defaults and amendments to permit certain asset acquisitions, certain investments and other activities. KCSM cannot guarantee that it will be able to remain in compliance with these covenants in the future and, if it fails to do so, that KCSM will be able to obtain waivers from the appropriate parties and/or amend the agreements.

The recent downturn in the credit markets has increased the cost of borrowing and has made financing difficult to obtain, each of which may have a material adverse effect on the Company’s results of operations and business.

Recent events in the financial markets have had an adverse impact on the credit markets and, as a result, credit has become more expensive and difficult to obtain. Some lenders are imposing more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which KCSM conducts business. The negative impact of tightening credit markets and the recent adverse changes in the credit markets generally may have a material adverse effect on KCSM’s results of business and operations resulting from, but not limited to, an inability to finance capital expansion on favorable terms, if at all, increased financing cost or financial terms with increasingly restrictive covenants.

The failure of a bank to fund a request (or any portion of such request) by KCSM to borrow money under its existing revolving credit facilities could reduce KCSM’s ability to fund capital expenditures or otherwise properly fund its operations.

KCSM has an existing revolving credit facility with several banking institutions. If any of the banking institutions that are a party to such credit facility fails to fund a request (or any portion of such request) by KCSM to borrow money under the existing credit facility, KCSM’s ability to fund capital expenditures, fund its operations and pay debt service could be reduced, each of which could have a negative impact on KCSM’s business and results of operations.

Risk Factors Relating to KCSM’s Business

KCSM’s Concession is subject to revocation or termination in certain circumstances which would prevent KCSM from operating its railroad and would have a material adverse effect on its business and financial condition.

KCSM operates under Concession granted by the Mexican government, which is renewable for up to 50 years, subject to certain conditions. The Concession gives KCSM exclusive rights to provide freight transportation services over its rail lines for 30 years of the 50-year Concession, subject to certain trackage and haulage rights granted to other concessionaires. The Secretaría de Comunicaciones y Transportes (Ministry of Communications) (“SCT”), which is principally responsible for regulating railroad services in Mexico, has broad powers to monitor KCSM’s compliance with the Concession and can require KCSM to supply it with any technical, administrative and financial information it requests. Among other obligations, KCSM must comply with the investment commitments established in its business plan, which forms an integral part of the Concession, and must update the plan every five years. The SCT treats KCSM’s business plans confidentially. The SCT also monitors KCSM’s compliance with efficiency and safety standards established in the Concession. The SCT reviews, and may amend, these standards every five years.

The Mexican Railroad Services Law and regulations provide the Mexican government, certain rights in its relationship with KCSM under the Concession, including the right to take over the management of KCSM and its railroad in certain extraordinary cases, such as imminent danger to national security. In the past, the Mexican government has used such power with respect to other privatized industries, including the telecommunications industry, to ensure continued service during labor disputes. In addition, under Article 47 of the Mexican Railroad Services Law and regulations, the SCT, in consultation with The Comision Federal de Competencia (Mexican Antitrust Commission), (“COFECO”) reserves the right to set service rates if it determines that effective competition does not exist in the Mexican railroad industry. COFECO, however, has not published guidelines regarding the factors that constitute a lack of competition. It is therefore unclear under what particular circumstances COFECO would deem a lack of competition to exist. If the SCT intervenes and sets services rates, the rates it sets may be too low to allow KCSM to operate profitably.

Under the Concession, KCSM has the right to operate its rail lines, but KCSM does not own the land, roadway or associated structures. If the Mexican government legally terminates the Concession, it would own, control and manage such public domain assets used in the operation of its rail lines. All other property not covered by the Concession, including all locomotives and railcars otherwise acquired, will remain KCSM’s property. The Mexican government would have the right to cause KCSM to lease all service-related assets to it for a term of at least one year, automatically renewable for additional one-year terms up to five years. The Mexican government must exercise this right within four months after revocation of the Concession. In addition, the Mexican government will also have a right of first refusal with respect to certain transfers by KCSM of railroad equipment within 90 days after revocation of the Concession.

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

The SCT may revoke the Concession if KCSM is sanctioned on three distinct occasions for unjustly interrupting the operation of its rail lines or for charging tariffs higher than the tariffs it has registered with the SCT. In addition, the SCT may revoke the Concession if, among other things, KCSM is sanctioned on five distinct occasions because KCSM restricts the ability of other Mexican rail operators to use its rail lines; KCSM fails to make payments for damages caused during the performance of services; KCSM fails to comply with any term or condition of the Mexican Railroad Services Law and regulations or the Concession; KCSM fails to make the capital investments required under its five-year business plan filed with the SCT; or KCSM fails to maintain an obligations compliance bond and insurance coverage as specified in the Mexican Railroad Services Law and regulations. In addition, the Concession would revoke automatically if KCSM changes its nationality or assigns or creates any lien on the Concession, or if there is a change in control of KCSM, without the SCT’s approval. The SCT may also terminate the Concession as a result of KCSM’s surrender of its rights under the Concession, or for reasons of public interest or upon KCSM’s liquidation or bankruptcy. Revocation or termination of the Concession would prevent KCSM from operating its railroad and would materially adversely effect KCSM’s operations and the ability to make payments on KCSM’s debt. If the Concession is terminated or revoked by the SCT for any reason, KCSM would receive no compensation and its interest in its rail lines and all other fixtures covered by the Concession, as well as all improvements made by it, would revert to the Mexican government.

In April 2006, the SCT initiated proceedings (collectively, the “Capital Investment Proceeding”) against KCSM, claiming that KCSM had failed to make certain minimum capital investments projected for 2004 and 2005 under its five-year business plan filed with the SCT prior to its acquisition by KCS. KCSM believes it made capital expenditures exceeding the required amounts. KCSM responded to the SCT by providing evidence in support of its investments and explaining why it believes sanctions are not appropriate. In May 2007, the Company was served with an SCT resolution regarding the Capital Investment Proceeding for 2004, in which the SCT determined that KCSM had failed to make the minimum capital investments required for such year, but imposed no sanction as such failure was KCSM’s first breach of the relevant legal provisions. In June 2007, the Company was served with an SCT resolution regarding the Capital Investment Proceeding for 2005, in which the SCT determined that KCSM failed to make minimum capital investments required for such year, and imposed a fine in the amount of Ps.46,800. KCSM has filed actions before the Mexican Administrative Federal Court challenging both the 2004 and 2005 investment plan resolutions issued by the SCT and will have the right to challenge any adverse ruling.

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

Failure to make capital expenditures could result in the revocation of KCSM’s Concession and adversely effect its financial condition.

KCSM’s business is capital intensive and requires substantial ongoing expenditures for, among other things, additions and improvements to roadway, structures and technology, acquisitions, and maintenance and repair of its equipment and the rail system. KCSM’s failure to make necessary capital expenditures to maintain its operations could impair its ability to serve existing customers or accommodate increases in traffic volumes.

KCSM’s Concession from the Mexican government requires KCSM to make investments and undertake capital projects. If KCSM fails to make such capital investments, KCSM’s business plan commitments with the Mexican government may be at risk, requiring KCSM to seek waivers of its business plan. There is no assurance that such waivers, if requested, would be granted by the SCT. KCSM may defer capital expenditures under its business plan with the permission of the SCT. However, the SCT might not grant this permission, and any failure by KCSM to comply with the capital investment commitments in its business plan could result in sanctions imposed by the SCT, and could result in revocation of the Concession if sanctions are imposed on five occasions. KCSM cannot assure that the Mexican government would grant any such permission or waiver. If such permission or waiver is not obtained in any instance and KCSM is sanctioned, its Concession might be at risk of revocation, which would materially adversely affect KCSM’s financial condition and results of operations. See “KCSM’s Concession is subject to revocation or termination in certain circumstances”.

KCSM has funded, and expects to continue to fund, capital expenditures with funds from operating cash flows, equipment leases, and debt financing. KCSM may not be able to generate sufficient cash flows from its operations or obtain sufficient funds from external sources to fund capital expenditure requirements. Even if financing is available, it may not be obtained on acceptable terms and within the limitations contained in the indentures and other agreements relating to KCSM’s existing debt. In light of current economic conditions, the Company has taken measures to reduce planned capital spending and other expenditures in 2009, and may make further reductions to its 2009 capital spending plan to achieve positive free cash flow if economic conditions do not improve.

KCSM competes against other railroads and other transportation providers.

KCSM’s operations are subject to competition from other railroads, particularly Ferromex and Ferrosur in Mexico, as well as from truck carriers and from barge lines and other maritime shippers. Certain rail competitors are much larger and have significantly greater financial and other resources than KCSM, which may enable KCSM’s rail competitors to reduce rates and make KCSM’s freight services less competitive. KCSM’s ability to respond to competitive pressures by matching rate reductions and decreasing rates without adversely affecting gross margins and operating results will depend on, among other things, the ability to reduce operating costs. KCSM’s failure to respond to competitive pressures, and particularly rate competition, in a timely manner could have a material adverse effect on the Company’s results of operation and financial condition.

In recent years, there has also been significant consolidation among major North American rail carriers. The resulting merged railroads could attempt to use their size and pricing power to block other railroads’ access to efficient gateways and routing options that are currently and have been historically available. There can be no assurance that further consolidation in the railroad industry, whether in the United States or Mexico, will not have an adverse effect on operations.

Trucking, maritime and barge competitors, while able to provide rate and service competition to the railroad industry, are able to use public rights-of-way, require substantially smaller capital investment and maintenance expenditures than railroads and allow for more frequent and flexible scheduling. Continuing competitive pressures, any reduction in margins due to competitive pressures, future improvements that increase the quality of alternative modes of transportation in the locations in which KCSM operates, or legislation or regulations that provide motor carriers with additional advantages, such as increased size of vehicles and reduced weight restrictions, could result in downward pressure on freight rates, which in turn could have a material adverse effect on results of operations, financial condition and liquidity.

A central part of KCSM’s growth strategy is based upon the conversion of truck traffic to rail. There can be no assurance the Company will have the ability to convert traffic from truck to rail transport or that the customers already converted will be retained. If the railroad industry in general, and KCSM’s operations in particular, are unable to preserve their competitive advantages vis-à-vis the trucking industry, projected revenue growth from KCSM’s operations could be adversely affected. Additionally, the revenue growth attributable to KCSM’s operations could be affected by, among other factors, an expansion in the availability, or an improvement in the quality, of the trucking services offered by Mexican carriers resulting from regulatory and administrative interpretations and implementation of certain provisions of the North America Free Trade Agreement (“NAFTA”), and KCSM’s inability to grow its existing customer base and capture additional cargo transport market share because of competition from the shipping industry and other railroads.

KCSM’s operations are subject to competition from, among others, Ferromex and Ferrosur. As a requirement of KCSM’s Concession from the Mexican government, KCSM is required to grant certain trackage rights to these railroads, the exercise of which results in the loss to KCSM of the capacity of using a portion of its tracks at all times, and allows KCSM’s competitors to compete with KCSM over its rails lines for traffic between Mexico City and the United States, as well as gain more efficient access to certain Mexico City industries. In particular, the rail lines operated by Ferromex are in close proximity to KCSM’s operations, running from Guadalajara and Mexico City to four United States border crossings west of the Nuevo Laredo-Laredo crossing, and providing an alternative to KCSM’s routes for the transport of freight from those cities to the United States border. Additionally, Ferromex directly competes with KCSM in some areas of its service territory, including Tampico, Saltillo, Monterrey, and Mexico City. Ferrosur competes directly with KCSM for traffic to and from southeastern Mexico. Ferrosur, like KCSM, also services Mexico City and Puebla.

In November 2005, Grupo México, the controlling shareholder of Ferromex, acquired all of the shares of Ferrosur. The merger between Ferromex and Ferrosur has been declared illegal by the Mexican Antitrust Commission, a ruling that has been challenged by both Ferromex and Ferrosur. On January 29, 2009 KCSM received notice of the Mexican Antitrust Commission’s decision holding that Ferromex and Ferrosur had engaged in monopolistic practices by combining their operations. Under Mexican law Ferromex and Ferrosur have thirty business days to appeal this decision. If Ferromex and Ferrosur are successful in this appeal and are permitted to combine their operations, giving Grupo México control over a nation wide railway system in Mexico and ownership of 50% of the shares of FTVM, KCSM’s competitive position may be materially harmed.

KCSM’s business may be adversely affected by changes in general economic conditions, including the automotive industry, which has had difficulties in recent years.

KCSM’s operations may be adversely affected by changes in the economic conditions of the industries and geographic areas that produce and consume the freight that KCSM transports. The relative strength or weakness of the United States and Mexican economies affect the businesses served by KCSM. Prolonged negative changes in domestic and global economic conditions or disruptions of either or both from the financial and credit markets, including the availability of short and long-term debt financing, may affect KCSM, as well as the producers and consumers of the commodities that KCSM transports and may have a material adverse effect on KCSM’s results of operations, financial condition, and liquidity.

In particular, KCSM’s financial performance depends, in part, on conditions in the automotive industry. Automobile manufacturers are among KCSM’s most significant customers, together representing approximately 12% of its total revenues in 2008. Automobile manufacturers have experienced declining market shares in North America and have announced significant restructuring actions in an effort to improve profitability including temporarily stopping production in December 2008 and early 2009. If KCSM’s automobile manufacturing customers cannot fund their operations, or if other major customers reach a similar level of financial distress, KCSM may incur significant write offs of accounts receivable or incur impairment charges. In addition, cost-cutting initiatives adopted by automotive customers may result in increased downward pressure on the rates that KCSM may charge. Pricing pressures may further intensify as automobile manufacturers continue to pursue restructuring and cost-cutting initiatives. KCSM’s automotive revenues decreased by approximately 4% for the year ended December 31, 2008 and decreased by approximately 31% for the three months ended December 31, 2008 compared to the same periods in 2007. A prolonged downturn in the North American automotive industry resulting in decreased demand or reduced rates for the transport of automotive products could have a negative impact on KCSM’s business, financial condition and operating results.

The transportation industry is highly cyclical, generally tracking the cycles of the world economy. Although transportation markets are affected by general economic conditions, there are numerous specific factors within each particular market segment that may influence operating results. Some of KCSM’s customers do business in industries that are highly cyclical, including the oil and gas, automotive, housing and agriculture industries. Any downturn in these industries could have a material adverse effect on operating results. Also, some of the products transported have had a historical pattern of price cyclicality which has typically been influenced by the general economic environment and by industry capacity and demand. For example, global steel and petrochemical prices have decreased in the past, and reduced demand for automotive vehicles and related shipments may result in decreased prices. KCSM cannot assure that prices and demand for these products will not decline in the future, adversely affecting those industries and, in turn, the Company’s financial condition or results.

KCSM’ s business strategy, operations and growth rely significantly on agreements with other railroads and third parties.

Operation of KCSM’s rail network and its plans for growth and expansion rely significantly on agreements with other railroads and third parties, including joint ventures and other strategic alliances. KCSM’s operations are also dependent on interchange, trackage rights, haulage rights and marketing agreements with other railroads and third parties that enable KCSM to exchange traffic and utilize trackage the Company does not own. KCSM’s ability to provide comprehensive rail service to its customers depends in large part upon its ability to maintain these agreements with other railroads and third parties. The termination of, or the failure to renew, these agreements could adversely affect KCSM’s business, financial condition and results of operations. KSCM is also dependent in part upon the financial health and efficient performance of other railroads with which KCSM has agreements. There can be no assurance that KCSM will not be materially adversely affected by operational or financial difficulties of other railroads.

KCSM is exposed to the credit risk of its customers and counterparties and their failure to meet their financial obligations could adversely affect KCSM’s business.

KCSM’s business is subject to credit risk. There is a risk that a customer or counterparty will fail to meet its obligations when due. Customers and counterparties that owe the Company money may default on their obligations to the Company due to bankruptcy, lack of liquidity, operational failure or other reasons. Although the Company has procedures for reviewing its receivables and credit exposures to specific customers and counterparties to address present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. Some of the Company’s risk management methods depend upon the evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by the Company. That information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. In addition, concerns about, or a default by, one customer or counterparty could lead to significant liquidity problems, losses or defaults by other customers or counterparties, which in turn could adversely affect the Company. The Company may be materially and adversely affected in the event of a significant default by its customers and counterparties.

KCSM’s operations are subject to certain trackage rights, haulage rights and interline service agreements with other Mexican rail carriers, some of which are in dispute.

Through KCSM’s Concession from the Mexican government, KCSM is required to grant short and long-distance trackage rights to Ferromex, Ferrosur and Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”). Applicable law stipulates that Ferromex, Ferrosur and FTVM similarly are required to grant to

KCSM rights to use portions of their tracks. Although all of these trackage rights have been granted under the Concession, no railroad has actually operated under the long-distance trackage rights because the rates that may be charged for the right to use the tracks has not been agreed upon between KCSM and the parties to whom those rights are granted in accordance with the Mexican Railroad Services Law and applicable regulations. If KCSM cannot reach an agreement on rates with rail carriers entitled to trackage rights on KCSM’s rail lines, the SCT is entitled to set the rates in accordance with Mexican law and regulations, which rates may not adequately compensate KCSM. KCSM is currently involved in judicial, civil and commercial litigation and administrative proceedings with Ferromex regarding the rates payable to each other for trackage rights, interline services and haulage rights. Certain of these disputes continue under litigation, which KCSM expects to continue over the next few years. KCSM and Ferromex are also parties to various ongoing civil cases involving disputes over the application and proper interpretation of the mandatory trackage rights. Any resolution of such procedures adverse to KCSM could have a negative impact on its business and operations.

Downturns in the U.S. economy, Mexican economy, U.S.-Mexico trade, certain cyclical industries in which KCSM’s customers operate, the global economy or fluctuations in the peso-dollar exchange rate could have adverse effects on its financial condition.

The level and timing of KCSM’s activity is heavily dependent upon the level of Mexican-United States trade and the effects of NAFTA on such trade. KCSM’s operations depend on Mexican and United States markets for the products KCSM transports, the relative position of Mexico and the United States in these markets at any given time, and tariffs or other barriers to trade. Downturns in the Mexican or United States economies or in trade between Mexico and the United States would likely have adverse effects on KCSM’s results of operations and its ability to meet debt service obligations. In addition, KCSM has invested significant amounts in developing its intermodal operations at the Port of Lázaro Cárdenas, in part to provide Asian importers with an alternative to west Coast ports of the United States, and the level of intermodal traffic depends, to an extent, on the volume of Asian shipments routed through Lázaro Cárdenas. Reduction in trading volumes between KCSM and its Asian customers, which may be caused by factors beyond KCSM’s control, including increased government regulations in light of recent concerns regarding the safety and quality of Asian-manufactured products, may adversely affect KCSM’s business and results of operations.

Also, fluctuations in the peso-dollar exchange rate could lead to shifts in the types and volumes of Mexican imports and exports. During the fourth quarter of 2008, the value of the Mexican peso declined against the U.S. dollar. See “KCSM operations are subject to economic and political risk”. Although a decrease in the level of exports of some of the commodities that KCSM transports to the United States may be offset by a subsequent increase in imports of other commodities KCSM hauls into Mexico and vice versa, any offsetting increase might not occur on a timely basis, if at all. Future developments in Mexican-United States trade beyond KCSM’s control may result in a reduction of freight volumes or in an unfavorable shift in the mix of products and commodities KCSM carries.

Any devaluation of the peso would cause the peso cost of KCSM’s dollar-denominated debt to increase, adversely affecting its ability to make payments on its indebtedness. Severe devaluation or depreciation of the peso may result in disruption of the international foreign exchange markets and may limit the ability to transfer pesos or to convert pesos into U.S. dollars for the purpose of making timely payments of interest and principal on the non-peso denominated indebtedness. Although the Mexican government currently does not restrict, and for many years has not restricted, the right or ability of Mexican or foreign persons or entities to convert pesos into U.S. dollars or to transfer foreign currencies out of Mexico, the Mexican government could, as in the past, institute restrictive exchange rate policies that could limit the ability to transfer or convert pesos into U.S. dollars or other currencies for the purpose of making timely payments of the U.S. dollar-denominated debt and contractual commitments. Currency fluctuations are likely to continue to have an affect on KCSM’s financial condition in future periods.

Traffic congestion or similar problems experienced in the U.S. or Mexican railroad system may adversely affect KCSM’s operations.

Traffic congestion experienced in the U.S. railroad system may result in overall traffic congestion which would impact the ability to move traffic to and from Mexico and adversely affect its operations. This system congestion may also result in certain equipment shortages. Any similar congestion experienced by railroads in Mexico could have an adverse effect on its business and results of operations. In addition, the growth of cross-border traffic in recent years has contributed to congestion on the international bridge at the Nuevo Laredo-Laredo border gateway, which is expected to continue in the near future. This may adversely affect KCSM’s business and results of operations.

If KCSM’s primary fuel supply contract is terminated, or it fuel prices substantially increase, its financial condition could be materially adversely affected.

KCSM incurs substantial fuel costs in its railroad operations and these costs represent a significant portion of its transportation expenses. Fuel expense decreased from 20% of KCSM’s operating costs during 2007 to 19% of KCSM’s operating costs during 2008. However, significant price increases for fuel may have a material adverse effect on operating results. KCSM historically has been able to pass the majority of these fuel cost increases on to customers in the form of fuel surcharges applied either in the form of an increase in the freight rate or direct customer billings. If KCSM is unable to recapture its costs of fuel from its customers, operating results could be materially adversely affected. In addition, a severe disruption of fuel supplies resulting from supply shortages, political unrest, a disruption of oil imports, weather events, war, or otherwise, and the resulting impact on fuel prices could materially adversely affect KCSM’s operating results, financial condition, and cash flows.

KCSM currently meets, and expects to continue to meet, fuel requirements for KCSM’s operations almost exclusively through purchases at market prices from PEMEX Refinanción (“PEMEX”), the national oil company of Mexico, a government-owned entity exclusively responsible for the distribution and sale of diesel fuel in Mexico. KCSM is party to a fuel supply contract with PEMEX of indefinite duration. Either party may terminate the contract upon 30 days written notice to the other at any time. If the fuel contract is terminated and KCSM is unable to acquire diesel fuel from alternate sources on acceptable terms, its operations could be materially adversely affected.

KCSM faces possible catastrophic loss and liability, and its insurance may not be sufficient to cover its damages or damages to others.

The operation of any railroad carries with it an inherent risk of catastrophe, mechanical failure, collision and property loss. In the course of KCSM’s operations, spills or other environmental mishaps, cargo loss or damage, business interruption due to political developments, as well as labor disputes, strikes and adverse weather conditions, could result in a loss of revenues or increased liabilities and costs. Collisions, environmental mishaps or other accidents can cause serious bodily injury, death and extensive property damage, particularly when such accidents occur in heavily populated areas. Additionally, KCSM’s operations may be affected from time to time by natural disasters such as earthquakes, volcanoes, floods, hurricanes or other storms. The occurrence of a major natural disaster, especially in the Mexico City area, which is the site of FTVM and significant portions of KCSM’s customer base, could have a material adverse effect on KCSM’s operations and its financial condition. KCSM maintains insurance that is consistent with industry practice in compliance with the requirements of its Concession against the accident-related risks involved in the conduct of its business and business interruption due to natural disaster. However, this insurance is subject to a number of limitations on coverage, depending on the nature of the risk insured against. This insurance may not be sufficient to cover KCSM’s damages or damages to others, and this insurance may not continue to be available at commercially reasonable rates. In addition, KCSM is subject to the risk that one or more of its insurers may become insolvent and would be unable to pay a claim that may be made in the future. Even with insurance, if any catastrophic interruption of service occurs, KCSM may not be able to restore service without a significant interruption to operations and an adverse affect on KCSM’s financial condition.

KCSM, as a common carrier by rail, is required by Mexican law to transport hazardous materials, which could expose KCSM to significant costs and claims.

Under Mexican applicable laws, KCSM’s common carrier responsibility requires it to transport hazardous materials. Any rail accident or other incident or accident on KCSM’s network, facilities, or at the facilities of KCSM’s customers involving the release of hazardous materials, including toxic inhalation hazard (or TIH) materials, could involve significant costs and claims for personal injury, property damage, and environmental penalties and remediation, which could have a material adverse effect on KCSM’s results of operations, financial condition, and liquidity.

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

KCSM’s operations are subject to Mexican federal and state laws and regulations relating to the protection of the environment, including standards for, among other things, water discharge, water supply, emissions, noise pollution, hazardous substances and transportation and handling of hazardous and solid waste. Under applicable Mexican law and regulations, administrative and criminal proceedings may be brought and economic sanctions imposed against companies that violate environmental laws and non-complying facilities may be temporarily or permanently closed. KCSM is also subject to the laws of various jurisdictions and international conferences with respect to the discharge of materials into the environment and to environmental laws and regulations issued by the governments of each of the Mexican states in which KCSM’s facilities are located. The terms of KCSM’s Concession from the Mexican government also impose environmental compliance obligations on KCSM. KCSM cannot predict the effect, if any, that unidentified environmental matters or the adoption of additional or more stringent environmental laws and regulations would have on KCSM’s results of operations, cash flows or financial condition. Failure to comply with any environmental laws or regulations may result in the termination of KCSM’s Concession or in fines or penalties that may affect profitability.

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

KCSM union employees are covered by one labor agreement, which was signed on June 23, 1997 between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (Mexican Railroad Union), for a term of 50 years, for the purpose of regulating the relationship between the parties and improving conditions for the union employees. Approximately 80% of KCSM’s employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other terms are renegotiated every two years. The compensation terms and other benefits have been renegotiated and KCSM finalized these terms with the Mexican Railroad Union during the fourth quarter of 2008 with the exception of the KCSM retirement benefit which is still under negotiations. These negotiations could have an adverse effect on KCSM’s financial condition and results of operation.

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

The Mexican government has exercised, and continues to exercise, significant influence over the Mexican economy. Accordingly, Mexican governmental actions concerning the economy and state-owned enterprises could have a significant impact on Mexican private sector entities in general and in KCSM’s operations in particular. KCSM cannot predict the impact that the political landscape, including the recently implemented multiparty rule, will have on the Mexican economy. Furthermore, KCSM’s financial condition, results of operations and prospects may be affected by currency fluctuations, inflation, interest rates, regulation, taxation, social instability and other political, social and economic developments in or affecting Mexico.

KCSM uses the U.S. dollar as its functional currency and remeasures its monetary assets and liabilities denominated in Mexican pesos into its functional currency. In 2008, the Mexican peso declined by 24%, to Ps.13.5 at December 31, 2008 compared to Ps.10.9 at December 31, 2007. The decrease in the peso accounted for the $21.3 million foreign currency loss on the Company’s results of operations for the year ended December 31, 2008. Further weakening of the peso could continue to have a material adverse effect on KCSM’s business, financial condition, and results of operation.

Mexican national politicians are currently focused on certain regional political and social tensions, and reforms regarding fiscal and labor policies, gas, electricity, social security, and oil have not been and may not be approved. The social and political situation in Mexico could adversely affect the Mexican economy, which in turn could have a material adverse effect on KCSM’s business, financial condition, and results of operation.

The Mexican economy in the past has suffered balance of payment deficits and shortages in foreign exchange reserves. Although Mexico has imposed foreign exchange controls in the past, there are currently no exchange controls in Mexico. Pursuant to the provisions of NAFTA, if Mexico experiences serious balance of payment difficulties or the threat of such difficulties in the future, Mexico would have the right to impose foreign exchange controls on investments made in Mexico, including those made by United States and Canadian investors. Any restrictive exchange control policy could adversely affect KCSM’s ability to obtain dollars or to convert pesos into dollars for purposes of making interest and principal payments due on indebtedness, to the extent KCSM may have to effect those conversions. This could have a material adverse effect on KCSM’s business and financial condition.

Securities of companies in emerging market countries tend to be influenced by economic and market conditions in other emerging market countries. Some emerging market countries, including Argentina and Brazil, have experienced significant economic downturns and market volatility in the past. These events have had an adverse effect on the economic conditions and securities markets of other emerging market countries, including Mexico.

Mexico may experience high levels of inflation in the future which could adversely affect KCSM’s results of operations.

Mexico has a history of high levels of inflation and may experience high inflation in the future. During most of the 1980s and during the mid and late 1990s, Mexico experienced periods of high levels of inflation. The annual rate of inflation for the last three years, as measured by changes in the National Consumer Price Index, as provided by Banco de México, were 6.5% in 2008, 3.8% in 2007, and 4.0% in 2006. A substantial increase in the Mexican inflation rate would have the effect of increasing some of KCSM’s costs, which could adversely affect its results of operations and financial condition. High levels of inflation may also affect the balance of trade between Mexico and the United States, and other countries, which could adversely affect KCSM’s results of operations.

Risk Factors Relating to Ongoing Litigation

KCSM is a party to various legal proceedings and administrative actions arising in the ordinary course of business including those specifically mentioned below.

Disputes with a Mexican subsidiary of a large U.S. Auto Manufacturer

In March 2008, a Mexican subsidiary of a large U.S. auto manufacturer (the “Auto Manufacturer”) filed an arbitration suit against KCSM under a contract entered into in 1999 for services to the Auto Manufacturer’s plants in Mexico, which, as amended, had a stated termination date of January 31, 2008. The Auto Manufacturer claims that the contract was implicitly extended and continued in effect beyond its stated termination date, and that KCSM is therefore required to continue abiding by its terms, including, but not limited to, the rates contemplated in such contract. KCSM claims that the contract did in fact expire on its stated termination date of January 31, 2008, and that services rendered thereafter are thus subject to the general terms and conditions (including rates) applicable in the absence of a specific contract, pursuant to Mexican law. Accordingly, KCSM filed a counterclaim against the Auto Manufacturer to, among other things, recover the applicable rate difference. The Auto Manufacturer is also seeking a declaration by the arbitrator that the rates being assessed by KCSM are discriminatory, even though the rates being charged are within the legal rate limits set by Mexican law for such freight transportation. KCSM believes that the facts of this dispute provide it with strong legal arguments and intends to vigorously defend its claims in this proceeding. As a result, management believes the final resolution of these claims will not have any material impact on the Company’s results of operations.

In May 2008, the SCT initiated a proceeding against KCSM, at the Auto Manufacturer’s request, alleging that KCSM impermissibly bundled international rail services and engaged in discriminatory pricing practices with respect to rail services provided by KCSM to the Auto Manufacturer. If the SCT were to determine that KCSM did engage in such actions, the SCT could impose sanctions on KCSM. On July 23, 2008, the SCT delivered notice to KCSM of new proceedings against KCSM, claiming, among other things, that KCSM refused to grant Ferromex access to certain trackage over which Ferromex alleges it has trackage rights in Coahuila on six different occasions and thus denied Ferromex the ability to provide service to the Auto Manufacturer at this location.

KCSM does not believe that these SCT proceedings will have a material adverse effect on its results of operations or financial condition. However, if KCSM is ultimately sanctioned in connection with the bundling and discriminatory pricing practices alleged by the Auto Manufacturer, any such sanction would be considered a “generic” sanction under Mexican law (i.e., sanctions applied to conduct not specifically referred to in specific subsections of the Mexican railway law). If challenges against any such sanction are conclusively ruled adversely to KCSM and a sanction is effectively imposed, and if the SCT imposes other “generic” sanctions on four additional occasions over the remaining term of the Concession, KCSM could be subject to possible future SCT action seeking revocation of its Concession. Likewise, if each of the six refusals to allow Ferromex to serve the Auto Manufacturer in Coahuila were to be finally decided to warrant a separate sanction, KCSM could be subject to a future SCT action seeking revocation of its Concession. Revocation of the Concession would materially adversely affect KCSM’s results of operations and financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Under its Concession from the Mexican government, KCSM has the right to operate approximately 2,700 miles of main and branch lines, including 700 miles of trackage rights but does not own the land, roadway, or associated structures. The Concession requires KCSM to make investments as described in a business plan filed every five years with the Mexican government. KCSM may defer capital expenditures with respect to its five-year business plan with the permission of the SCT. However, should the SCT not grant this permission, KCSM’s failure to comply with the commitments in its business plan could result in fines and ultimately the Mexican government revoking the Concession. See Item 1A, “Risk Factors — KCSM’s Concession is subject to revocation or termination in certain circumstances which would prevent KCSM from operating its railroad and would have a material adverse effect on its business and financial condition.”

Equipment Configuration

KCSM owned or had under non-cancelable leases exceeding one year the following units of railroad rolling stock at December 31:

	2008		2007		2006
	Leased	Owned	Leased	Owned	Leased	Owned

Locomotives	105	352	105	315	113	344

Rolling Stock:
Box cars	1,689	539	1,069	1,107	1,068	1,166
Gondolas	2,565	1,686	2,519	1,771	2,520	1,817
Hoppers (covered, open, woodchip)	1,972	316	2,360	562	2,416	580
Flat cars (intermodal and other)	308	414	111	552	262	557
Auto racks	1,555	—	1,555	—	1,552	—
Tank cars	500	17	503	69	522	71
Other	—	54	—	55	—	55

Total	8,589	3,026	8,117	4,116	8,340	4,246

Average Age (In Years):	2008	2007	2006

Road locomotives	12.7	13.6	16.4
All locomotives	16.4	16.8	18.8

Certain property statistics follow at December 31:

	2008	2007	2006

Route miles — main and branch line	2,700	2,660	2,640
Total track miles	3,300	3,250	3,240
Miles of welded rail in service	2,300	2,260	2,060
Main line welded rail percent	85%	85%	78%
Cross ties replaced	258,205	230,963	214,020

Mechanical

As of December 31, 2008, Alstom Transportation, Inc. (“Alstom”), Electro-Motive Diesel, Inc., General Electric Company, and Progress Rail Services performed locomotive maintenance and overhauls for KCSM at its facilities under various maintenance agreements covering both owned and leased locomotives. In addition, Alstom performs track maintenance on certain KCSM track structures.

Property and Facilities

KCSM operates numerous facilities, including terminals for intermodal and other freight; rail yards for train-building, switching, storage-in-transit (the temporary storage of customer goods in rail cars prior to shipment) and other activities; offices to administer and manage operations; dispatch centers to direct traffic on the rail network; crew quarters to house train crews along the rail line; and shops and other facilities for fueling, maintenance, and repair of locomotives and maintenance of freight cars and other equipment.

The following tables include the major yards in KCSM’s system:

Daily Average
Top Three Classification Yards	Cars Processed

Nuevo Laredo, Tamaulipas	1,168
Monterrey, Nuevo Leon	747
Sanchez, Tamaulipas	642

Item 3.	Legal Proceedings

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. For more information on legal proceedings, see Item 8, “Consolidated Financial Statements and Supplementary Data — Note 11 Commitments and Contingencies”.

Item 4.	Submission of Matters to a Vote of Security Holders

Omitted pursuant to General Instruction I(2) to Form 10-K.

Part II

Item 5.	Market for the Company’s Common Equity, Related Stockholders’ Matters and Issuer Purchases of Equity Securities

Market Information.

There is no public trading market for KCSM’s equity securities. All of its equity securities are indirectly owned by KCS.

Dividend Policy.

Pursuant to KCSM’s outstanding long term credit agreement and indentures, commencing on April 1, 2008 the Company can pay cash dividends permitted by applicable law, subject to certain limitations.

On September 22, 2008, the Company declared a cash dividend on its common stock of Ps.0.01567 or $0.00148 per share. The payment of Ps.75.0 million or $7.1 million was made on September 24, 2008 to subsidiaries of KCS. This dividend does not relate to earnings from the operations of KCSM. The dividend reflects related company pass-through proceeds from the Company’s equity investment in FTVM. The Company had not declared or paid dividends on its common stock before September 22, 2008.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

The following summarizes the consolidated income statement components of KCSM (in millions).

	Year Ended
	December 31,		Change
	2008	2007	Dollars	Percent

Revenues	$818.5	$813.2	$5.3	1%

Operating expenses:
Compensation and benefits	114.0	135.0	(21.0)	(16)%
Purchased services	126.1	106.6	19.5	18%
Fuel	112.7	119.7	(7.0)	(6)%
Equipment costs	102.3	106.8	(4.5)	(4)%
Depreciation and amortization	103.9	96.7	7.2	7%
Casualties and insurance	12.8	11.1	1.7	15%
Materials and other	31.1	21.7	9.4	43%

Total operating expenses	602.9	597.6	5.3	1%

Operating income	215.6	215.6	—	0%
Equity in net earnings of unconsolidated affiliates	7.4	5.7	1.7	30%
Interest expense	(86.6)	(87.9)	1.3	(1)%
Debt retirement costs	—	(6.9)	6.9	(100)%
Foreign exchange loss	(21.3)	(0.9)	(20.4)	2,267%
Other income	2.9	2.9	—	0%

Income before income taxes	118.0	128.5	(10.5)	(8)%
Income tax expense	15.0	30.7	(15.7)	(51)%

Net income	$103.0	$97.8	$5.2	5%

Revenues.

The following table summarizes revenues (in millions), and carload/unit statistics (in thousands). Certain prior period amounts have been reclassified to reflect changes in the commodity group to conform to the current year presentation.

	Revenues				Carloads and Units
			Change				Change
	2008	2007	Dollars	Percent	2008	2007	Units	Percent

Chemical and petroleum	$143.2	$136.0	$7.2	5%	80.6	80.3	0.3	0%
Industrial and consumer products	223.6	245.8	(22.2)	(9)%	180.6	206.1	(25.5)	(12)%
Agriculture and minerals	225.7	208.3	17.4	8%	141.5	144.6	(3.1)	0%

Total general commodities	592.5	590.1	2.4	0%	402.7	431.0	(28.3)	(7)%
Intermodal	86.5	74.1	12.4	17%	260.9	246.2	14.7	6%
Automotive	101.1	105.8	(4.7)	(4)%	96.2	102.3	(6.1)	(6)%
Coal	20.7	22.7	(2.0)	(9)%	21.7	25.5	(3.8)	(15)%

Carload revenues, carloads and units	800.8	792.7	8.1	1%	781.5	805.0	(23.5)	(3)%

Other revenue	17.7	20.5	(2.8)	(14)%

Total revenues(i)	$818.5	$813.2	$5.3	1%

(i) Included in revenues:
Fuel surcharge	$62.3	$52.6

Revenues for the year ended December 31, 2008 totaled $818.5 million compared to $813.2 million for the year ended December 31, 2007, which represented an increase of $5.3 million, primarily due to targeted rate increases and increased fuel surcharge participation, partially offset by an overall decrease in carload volumes. A large portion of the volume decrease in 2008 was realized in the fourth quarter resulting from the global economic slowdown. The following discussion provides an analysis of revenues by commodity group.

Revenues by commodity
group for 2008

Chemical and petroleum.  Revenues increased $7.2 million for the year ended December 31, 2008 compared to the same period in 2007. The increase reflects targeted rate increases and higher fuel surcharge participation. Volume increases primarily in the Chemicals channel were offset by a decrease in volume in the Plastics channel.

Industrial and consumer products.  Revenues decreased $22.2 million for the year ended December 31, 2008 compared to the same period in 2007. The decrease was principally due to a lower volume of beer exports due to a large beer producer relocating to an area not served by KCSM in the first quarter of 2008. Volume also decreased in the Metals and scrap channel due to adverse international steel market conditions. Additionally, cement, appliances and tile ceramic exports in the Other channel decreased, reflecting the slowdown of the construction industry in the United States.

Agricultural and mineral.  Revenues increased $17.4 million for the year ended December 31, 2008 compared to the same period in 2007. The increase was driven by targeted rate increases, higher fuel surcharge participation, and increased length of haul. This increase was partially offset by volume decreases in the Grain and Food products channels attributable to increased grain prices and decreased rail freight demand during the last quarter of 2008 due to competitive vessel freight rates.

Intermodal.  Revenues increased $12.4 million during the year ended December 31, 2008 compared to the same period in 2007. The increase reflects higher rates and increased business originating and terminating at the port of Lazaro Cardenas.

Automotive.  Revenues decreased $4.7 million during the year ended December 31, 2008 compared to the same period in 2007. The decrease during 2008 was driven by the overall downturn in the automotive industry as the higher cost of fuel and tightening credit markets have automotive manufacturers re-tooling factories to build more fuel efficient vehicles and developing programs to incent the purchase of new cars. This decrease was partially offset by targeted rate increases and new longer haul traffic in the first half of 2008.

Coal.  Revenues decreased $2.0 million during the year ended December 31, 2008, compared to the same period in 2007, primarily due to a decrease in volume from shorter haul traffic and reduced overseas import coal shipments destined for use within Mexico. These decreases were partially offset by rate increases and traffic with increased length of haul.

Operating Expenses.

Operating expenses totaled $602.9 million for the year ended December 31, 2008 compared to $597.6 million for the year ended December 31, 2007, which represents an increase of $5.3 million. The following table illustrates operating expenses for the years indicated (in millions).

			Change
	2008	2007	Dollars	Percent

Compensation and benefits	$114.0	$135.0	$(21.0)	(16)%
Purchased services	126.1	106.6	19.5	18%
Fuel	112.7	119.7	(7.0)	(6)%
Equipment costs	102.3	106.8	(4.5)	(4)%
Depreciation and amortization	103.9	96.7	7.2	7%
Casualties and insurance	12.8	11.1	1.7	15%
Materials and other	31.1	21.7	9.4	43%

Total operating expenses	$602.9	$597.6	$5.3	1%

Compensation and benefits.  For the year ended December 31, 2008, compensation and benefits decreased $21.0 million, compared to 2007. This decrease primarily reflects reductions in incentive compensation and higher capitalized overhead rates as a result of new and updated studies compared to 2007. In addition, compensation is paid to employees in pesos and due to the 25% depreciation of the peso during the year, the Company’s compensation expense decreased compared to 2007.

Purchased services.  Purchased services expense increased $19.5 million in 2008 compared to 2007. This increase was driven primarily by increased locomotive maintenance expense, attributable to rate increases, increased switching costs, and an increase in allocated corporate expenses based on updated studies since the prior year.

Fuel.  Fuel expense decreased $7.0 million in 2008 compared to 2007. This decrease was driven by lower consumption and increased fuel efficiency driven primarily by older locomotives being replaced with new locomotives through a strategic initiative in 2007 and 2008. This decrease was partially offset by higher diesel fuel prices during 2008 compared to 2007.

Equipment costs.  For the year ended December 31, 2008, equipment cost decreased $4.5 million compared to 2007, primarily due to a decrease in the use of other railroads’ freight cars and a decrease in software license expenses related to operational systems. This decrease was partially offset by higher locomotive lease expenses during the fourth quarter of 2008 compared to 2007.

Depreciation and amortization.  Depreciation and amortization expenses for the year ended December 31, 2008 increased $7.2 million, compared to 2007, primarily due to a larger asset base reflecting a continued commitment to investment in Mexico.

Casualties and insurance.  During 2008, casualties and insurance expense increased $1.7 million compared to 2007. The increase reflects higher per incident derailment expense, increased freight loss and damage, and an increase in environmental remediation expenses. This loss activity was largely offset by a reduction in premiums for certain insurance policies during 2008.

Materials and other.  For the year ended December 31, 2008, materials and other costs increased $9.4 million compared to 2007. This increase was primarily due to an increase in materials used in the maintenance of equipment and freight cars, and an increase in certain other employee expenses. Additionally, the third quarter of 2007, reflected a favorable change to the allowances for freight receivables expense, as a result of favorable loss experience through the third quarter of 2007, and lower reserve requirements due to lower write offs of receivables acquired in the acquisition of KCSM.

Non-Operating Expenses.

Interest Expense.  Interest expense decreased $1.3 million for the year ended December 31, 2008, compared to the same period 2007. The decrease in interest expense was attributable to lower interest rates, including the refinancing of the 12 1/2% Senior Notes in May 2007, which was partially offset by increased debt levels from financing locomotives acquisitions.

Debt retirement cost.  Debt retirement cost decreased $6.9 million for the year ended December 31, 2008, compared to the year ended December 31, 2007. In June of 2007, KCSM, redeemed its 12 1/2% Senior Notes due 2012 and entered into a new bank credit agreement. The charge of $16.7 million for the call premium and the write-off of unamortized debt issuance costs associated with the extinguished debt was partially offset by a $9.8 million write off of the unamortized purchase accounting fair value effect related to the 12 1/2% Senior Notes.

Foreign Exchange Loss.  For the year ended December 31, 2008 and 2007, the foreign exchange loss was $21.3 million and $0.9 million, respectively, primarily due to fluctuations in the value of the U.S. dollar versus Mexican peso exchange rates and a cumulative post acquisition loss of $2.9 million in the fourth quarter, which was an out of period adjustment related to certain unsettled transactions recorded prior to 2004.

Equity in Net Earnings of Unconsolidated affiliates.  Equity in earnings from unconsolidated affiliates was $7.4 million and $5.7 million for the years ended December 31, 2008 and 2007, respectively. Equity in earnings of FTVM was $4.7 million for the year ended December 31, 2008, compared to $2.9 million for the same period in 2007. This increase primarily reflects reduced maintenance expense in 2008 and a non- recurring prior year loss recorded in 2007. KCSM’s equity earnings of Mexrail was $2.7 million for the year ended December 31, 2008, compared to $2.8 million for the same period in 2007.

Other income.  Other income for the year ended December 31, 2008 was $2.9 million which primarily consisted of miscellaneous interest income and was comparable to the December 31, 2007 balance of $2.9 million.

Income Tax Expense.  For the year ended December 31, 2008, KCSM’s income tax expense was $15.0 million compared to $30.7 million for the year ended December 31, 2007. The decrease of $15.7 million in income tax was primarily due to the effects of foreign exchange losses and the effects of inflation on taxable income. In addition, a valuation allowance of $11.5 million was recorded related to net operating losses. The effective tax rate was 13% and 24% in 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

KCSM’s primary uses of cash are to support operations; maintain and improve its railroad and information systems infrastructure; pay debt service; acquire new and maintain existing locomotives, rolling stock and other equipment; and meet other obligations.

As of December 31, 2008, KCSM had a debt ratio (total debt as a percentage of total debt plus equity) of 40.1 percent. Its primary sources of liquidity are cash flows generated from operations, borrowings under its revolving credit facility and access to debt capital markets. Although KCSM has had excellent access to capital markets, as a non-investment grade company, the financial terms under which funding is obtained often contain restrictive covenants. The covenants constrain financial flexibility by restricting or prohibiting certain actions, including the ability to incur additional debt for any purpose other than refinancing existing debt, create or suffer to exist additional liens, make prepayments of particular debt, pay dividends, make capital investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. On December 31, 2008, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was approximately $119.9 million.

As a result of KCS acquiring a controlling interest in KCSM, KCSM became subject to the terms and conditions of the indenture governing KCSR’s 7 1/2% senior notes due 2009 (the “7 1/2% Senior Notes”). Most of the restrictive covenants of the indenture were eliminated on January 29, 2009, when a new supplemental indentures became effective as part of KCSR’s tender offer and consent solicitation for the 7 1/2% Senior Notes. KCSM was in compliance with all of its debt covenants as of February 13, 2009.

The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to capital markets, and other available financing resources will be sufficient to fund anticipated operating, capital and debt service requirements and other commitments through 2009. However, KCSM’s operating cash flow and financing alternatives can be unexpectedly impacted by various factors, some of which are outside of its control. For example, if KCSM was to experience a substantial reduction in revenues or a substantial increase in operating costs or other liabilities, its operating cash flows could be significantly reduced. Additionally, the Company is subject to economic factors surrounding capital markets and its ability to obtain financing under reasonable terms is subject to market conditions. Recent volatility in capital markets and the tightening of market liquidity could impact KCSM’s access to capital. Further, KCSM’s cost of debt can be impacted by independent rating agencies, which assign debt ratings based on certain credit measurements such as interest coverage and leverage ratios.

As of December 31, 2008, Standard & Poor’s Rating Services (“S&P”) rated the KCSM’s senior unsecured debt as BB- and gave KCSM a stable outlook. Moody’s Investor Service (“Moody’s”) rated the senior unsecured debt as B1 and gave KCSM a stable outlook.

Long Term Debt and Credit Facility Activity.

On February 26, 2008, KCSM entered into a financing agreement with Export Development Canada (“EDC”) for an aggregate amount of $72.8 million. KCSM used the proceeds to finance 85% of the purchase price of forty new SD70ACe locomotives delivered and purchased by KCSM in late 2007 and early 2008. KCSM granted EDC a security interest in the locomotives to secure the loan. The financing agreement requires KCSM to make thirty equal semi-annual principal payments of approximately $2.4 million plus interest at an annual rate of 5.737%, with the final payment due and payable on February 28, 2023.

On September 24, 2008, KCSM entered into a financing agreement with DVB Bank AG (“DVB”). KCSM received the loan principal amount under the financing agreement of $52.2 million on September 26, 2008. KCSM used the proceeds to finance approximately 80% of the purchase price of twenty-nine ES44AC locomotives delivered and purchased by KCSM in June 2008. KCSM granted DVB a security interest in the locomotives to secure the loan. The financing agreement requires KCSM to make sixty equal quarterly principal payments plus interest at an annual rate of 6.195%, with the final payment due and payable on September 29, 2023.

Both financing agreements contains representations, warranties and covenants typical of such equipment loan agreements. Events of default in the financing agreements include, but are not limited to, certain payment defaults, certain bankruptcy and liquidation proceedings and the failure to perform any covenants or agreements contained in the financing agreements. Any event of default could trigger acceleration of KCSM’s payment obligations under the terms of the financing agreements.

KCSM’s minimum capital investments obligation

The Concession requires KCSM to make investments and undertake capital projects, including capital projects described in a business plan filed every five years with the SCT. KCSM’s minimum capital investments obligation are as follows: $116.0 million, $121.0 million, $126.0 million and $132.0 million for 2009, 2010, 2011 and 2012, respectively.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

KCSM utilizes various financial instruments that have certain inherent market risks, but these instruments have not been entered into for trading purposes. The following information, together with Note 12 to the Consolidated Financial Statements in Item 8 of this Form 10-K, describe the key aspects of certain financial instruments that have market risk to KCSM.

Interest Rate Sensitivity.  Floating-rate indebtedness totaled $30.0 million and $50.0 million at December 31, 2008 and 2007, respectively.  The credit agreement, comprised of a revolving credit facility and term loan facility, contains variable rate debt which accrues interest based on target interest indexes (London Interbank Offered Rate — “LIBOR” or an alternative base rate) plus an applicable spread, as set forth in the credit agreement. Given the balance of $30.0 million of variable rate debt at December 31, 2008, KCSM is sensitive to fluctuations in interest rates. For example, a hypothetical 100 basis points increase in the target interest indexes would result in additional interest expense of approximately $0.3 million on an annualized basis for the floating-rate instruments issued by the Company as of December 31, 2008.

Based upon the borrowing rates available to KCSM for indebtedness with similar terms and average maturities, the fair value of the long-term debt was approximately $830.1 million and $860.9 as of December 31, 2008 and 2007, respectively, compared with a carrying value of $958.4 million and $850.7 at December 31, 2008 and 2007, respectively.

Foreign Exchange Sensitivity.  KCSM uses the dollar as its functional currency. The Company’s results of operations reflect revaluation gains and losses that KCSM records in the process of translating certain transactions from pesos to dollars. Therefore, the Company has exposure to fluctuations in the value of the peso. KCSM evaluates the use of foreign currency instruments to hedge KCS’ dollar investment in KCSM as market conditions and exchange rates fluctuate. For example, a hypothetical 10% increase in the U.S. dollar to the Mexican pesos exchange rate on net peso denominated monetary assets of Ps.728.1 million would result in a translation loss of approximately $4.9 million and a 10% decrease in the exchange rate would result in a translation gain of approximately $6.0 million.

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

Management’s Report on Internal Control over Financial Reporting

The management of Kansas City Southern de México, S.A. de C.V., is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). KCSM’s internal control over financial reporting was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and participation of the Company’s President and Executive Representative and the Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (commonly referred to as the COSO framework). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008, based on the criteria outlined in the COSO framework.

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

We have audited the accompanying consolidated balance sheet of Kansas City Southern de México, S.A. de C.V. and subsidiaries (the Company) as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kansas City Southern de México, S.A. de C.V. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP

Kansas City, Missouri
February 13, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Kansas City Southern de México, S. de R.L. de C.V.:

We have audited the accompanying consolidated statements of income, changes in stockholders’ equity and cash flows of Kansas City Southern de México, S. de R.L. de C.V. and subsidiaries (“the Company”) for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations, and cash flows of Kansas City Southern de México, S. de R.L. de C.V. and subsidiaries for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

KPMG Cárdenas Dosal, S.C.

/s/  Mario Fernández

México City as of February 23, 2007.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Statements of Income
Years Ended December 31

	2008	2007	2006
	(In millions)

Revenues	$818.5	$813.2	$774.0

Operating expenses:
Compensation and benefits	114.0	135.0	129.2
Purchased services	126.1	106.6	131.0
Fuel	112.7	119.7	112.8
Equipment costs	102.3	106.8	97.0
Depreciation and amortization	103.9	96.7	89.3
Casualties and insurance	12.8	11.1	8.5
Materials and other	31.1	21.7	27.4

Total operating expenses	602.9	597.6	595.2

Operating income	215.6	215.6	178.8
Equity in net earnings of unconsolidated affiliates	7.4	5.7	5.9
Interest expense	(86.6)	(87.9)	(92.7)
Debt retirement costs	—	(6.9)	(2.6)
Foreign exchange loss	(21.3)	(0.9)	(10.5)
Other income	2.9	2.9	1.5

Income before income taxes and minority interest	118.0	128.5	80.4
Income tax expense	15.0	30.7	18.8

Income before minority interest	103.0	97.8	61.6
Minority interest	—	—	0.1

Net income	$103.0	$97.8	$61.7

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Balance Sheets
December 31

	2008	2007
	(In millions, except
	share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$38.9	$16.9
Accounts receivable, net	60.2	109.4
Related company receivable	29.0	38.4
Materials and supplies	27.0	30.7
Deferred income tax asset	56.0	159.1
Other current assets	56.2	32.4

Total current assets	267.3	386.9
Investments	46.4	49.6
Property and equipment, net of accumulated depreciation of $49.8 million and $45.8 million at December 31, 2008 and 2007, respectively	1,063.7	872.8
Concession assets, net of accumulated amortization of $186.5 million and $129.2 million at December 31, 2008 and 2007, respectively	1,182.1	1,215.5
Related company receivable	3.4	3.8
Deferred income tax asset	36.4	—
Other assets	41.0	40.3

Total assets	$2,640.3	$2,568.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$9.9	$0.3
Accounts payable and accrued liabilities	162.5	143.9
Related company payable	10.8	59.9

Total current liabilities	183.2	204.1

Other liabilities:
Long-term debt	948.5	850.4
Related company payable	0.3	21.8
Deferred income tax liability	—	52.8
Other noncurrent liabilities and deferred credits	75.8	101.1

Total other liabilities	1,024.6	1,026.1

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 4,785,510,235 shares authorized, issued without par value	608.3	608.3
Additional paid in capital	243.6	243.6
Retained earnings	583.5	487.6
Accumulated other comprehensive loss	(2.9)	(0.8)

Total stockholders’ equity	1,432.5	1,338.7

Total liabilities and stockholders’ equity	$2,640.3	$2,568.9

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31

	2008	2007	2006
	(In millions)

Operating activities:
Net income	$103.0	$97.8	$61.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103.9	96.7	89.3
Deferred income taxes	15.0	30.7	18.8
Equity in undistributed earnings of unconsolidated affiliates	(7.4)	(5.7)	(5.9)
Deferred compensation	(1.9)	(2.1)	5.9
Distributions from unconsolidated affiliates	7.2	—	—
Debt retirement cost	—	6.9	—
Changes in working capital items:
Accounts receivable	49.2	41.9	(13.6)
Related parties	(60.8)	30.8	33.5
Materials and supplies	3.7	(7.9)	(5.0)
Other current assets	(26.4)	57.2	(10.0)
Accounts payable and accrued liabilities	18.6	(66.7)	(12.0)
Other, net	(8.5)	(14.8)	(7.6)

Net cash provided by operating activities	195.6	264.8	155.1

Investing activities:
Capital expenditures	(266.0)	(237.9)	(116.1)
Proceeds from disposal of property	1.1	16.9	3.1
Other, net	(1.0)	(9.2)	—

Net cash used for investing activities	(265.9)	(230.2)	(113.0)

Financing activities:
Proceeds from issuance of long-term debt	125.0	221.7	177.9
Repayment of long-term debt	(23.3)	(237.4)	(204.1)
Debt costs	(1.0)	(16.1)	(8.4)
Dividends paid	(7.1)	—	—
Other, net	(1.3)	(0.3)	(0.3)

Net cash provided by (used for) financing activities	92.3	(32.1)	(34.9)

Cash and cash equivalents:
Net increase during each year	22.0	2.5	7.2
At beginning of year	16.9	14.4	7.2

At end of year	$38.9	$16.9	$14.4

Supplemental information:
Cash payments:
Interest	$78.8	$77.5	$88.8

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31

		Receivable
		Under				Accumulated
		Agreements	Treasury/	Additional		Other
	Common	with Parent	Parent	Paid in	Retained	Comprehensive
	Stock	Company	Shares	Capital	Earnings	(Loss) Income	Total
	(In millions )

Balances at December 31, 2005	1,758.9	(661.2)	(561.5)	245.4	374.2	—	1,155.8
Push down of additional basis from acquisition by shareholders	—	67.6	—	(40.0)	—	—	27.6
Net income	—	—	—	—	61.7	—	61.7

Balances at December 31, 2006	1,758.9	(593.6)	(561.5)	205.4	435.9	—	1,245.1
Comprehensive income:
Net income	—	—	—	—	97.8	—	97.8
Prior services cost, net of tax of $0.5	—	—	—	—	—	(0.8)	(0.8)

Comprehensive income	—	—	—	—	97.8	(0.8)	97.0
Cancellation of the shares received from the Mexican government related to the	(351.8)	—	305.4	46.4	—	—	—
KCSM Stockholders cancellation due to merger	(1,407.1)	593.6	256.1	(251.8)	(435.9)	—	(1,245.1)
Grupo KCSM Stockholders’ equity as of merger	807.0	—	(256.1)	320.7	389.8	—	1,261.4
Grupo KCSM Treasury shares cancellation due to merger	(198.7)	—	256.1	(57.4)	—	—	—
Adjustments to purchase accounting assets reflecting push down from KCS	—	—	—	(19.7)	—	—	(19.7)

Balances at December 31, 2007	608.3	—	—	243.6	487.6	(0.8)	1,338.7
Comprehensive income:
Net income	—	—	—	—	103.0	—	103.0
Adjustment to prior service cost	—	—	—	—	—	0.8	0.8
Cumulative translation adjustment — FTVM, net of tax of $1.1						(2.9)	(2.9)

Comprehensive income	—	—	—	—	103.0	(2.1)	100.9
Dividends declared ($0.00148 per share)	—	—	—	—	(7.1)	—	(7.1)

Balances at December 31, 2008	$608.3	$—	$—	$243.6	$583.5	$(2.9)	$1,432.5

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in millions of US dollars ($) or millions of Mexican pesos (Ps))

Note 1.	Description of the Business

Kansas City Southern de México, S.A. de C.V. (“KCSM” or the “Company”), was established by the Mexican government in November 1996 in connection with the privatization of the Mexican rail system, which had previously been operated by Ferrocarriles Nacionales de México (“FNM”). In December 1996, Grupo KCSM, S.A. de C.V. (“Grupo KCSM”), (formerly known as “Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V.”) was awarded the right to acquire (the “Acquisition”) an 80% interest in KCSM, pursuant to a stock purchase agreement.

KCSM rail lines form a strategically important rail link within Mexico and to the North American Free Trade Agreement (“NAFTA”) corridor. KCSM lines directly link Mexico City and Monterrey (as well as Guadalajara through trackage rights) with the ports of Lázaro Cárdenas, Veracruz (through trackage rights granted by Ferrosur, S.A. de C.V. (“Ferrosur”), under the concession) and Tampico and the Mexican/United States border crossings of Nuevo Laredo, Tamaulipas and Laredo, Texas and Matamoros, Tamaulipas and Brownsville, Texas.

Arrendadora KCSM, S. de R.L. de C.V (“Arrendadora KCSM”), was incorporated on September 27, 2002 under the Mexican Law regulations and its only operation is the leasing of railroad equipment. Ninety-eight percent of the capital stock of Arrendadora KCSM is owned by KCSM and the remaining two percent is owned by KCSM Holdings LLC, or “KCSM Holdings”. On December 7, 2007 after the Company received shareholder approval, Arrendadora KCSM amended its by-laws to transform Arrendadora KCSM into a sociedad de responsabilidad limitada de capital variable, or S. de R.L. de C.V. (limited liability company).

KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), was incorporated on July  3, 2006, as a sociedad anónima de capital variable (variable capital corporation), under the laws of Mexico. Currently, KCSM Servicios does not have any operations. Ninety-eight percent of the capital stock of KCSM Servicios is owned by KCSM and the remaining two percent is owned by NAFTA Rail, S.A. de C.V. (“NAFTA Rail”).

KCSM Internacional, S.A. de C.V. (“KCSM Internacional”), was incorporated on July 3, 2006, as a sociedad anónima de capital variable (variable capital corporation), under the laws of Mexico. Currently, KCSM Internacional does not have any operations. Ninety-eight percent of the capital stock of KCSM Internacional is owned by KCSM and the remaining two percent is owned by NAFTA Rail.

KCSM Holdings LLC (“KCSM Holdings”), was formed on December 11, 2006 as a limited liability company under the laws of the state of Delaware. Currently, KCSM Holdings owns ten shares of KCSM’s variable class II stock. KCSM owns one hundred percent of the interest of KCSM Holdings.

Mexrail, Inc. (“Mexrail”), owns 100% of The Texas Mexican Railway Company (“Tex-Mex”) which owns a 157-mile rail line extending from Laredo to the port city of Corpus Christi, Texas. Mexrail also owns the northern half of the rail bridge at Laredo, Texas, which spans the Rio Grande River between the U.S. and Mexico. KCSM owns 49% of the outstanding capital stock of Mexrail and Kansas City Southern (“KCS”) owns the remaining 51% of Mexrail’s outstanding capital stock. For the years ended December 31, 2008 and 2007, KCSM recognized its 49% interest under the equity method of accounting and has included in its income statement $2.7 million and $2.8 million of income, respectively.

Ferrocarril y Terminal del Valle de México, S.A. de C.V. (México Valley Railway and Terminal or “FTVM”), was incorporated as a sociedad anónima de capital variable (variable capital corporation), under the laws of Mexico. FTVM provides railroad services as well as ancillary services, including those related to interconnection, switching and haulage services in the greater Mexico City area. KCSM holds 25% of the capital stock of FTVM. The other shareholders of FTVM, each holding a 25% interest, are Ferrocarril Méxicano, S.A. de C.V. or “Ferromex”, Ferrosur, S.A. de C.V. or “Ferrosur” and the Mexican government. Grupo México, S.A.B. de C.V. (“Grupo México”) attempted to consolidate the common control of Ferromex and Ferrosur, however, this merger has been declared illegal by the Mexican Antitrust Commission. Pursuant

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

to the Concession, KCSM is required to grant rights to use portions of its track to Ferromex, Ferrosur and FTVM, and these companies are required to grant KCSM the rights to use portions of their tracks.

For the years ended December 31, 2008 and 2007, KCSM recognized its 25% interest under the equity method of accounting and has included in its income statement $4.7 million and $2.9 million of income, respectively, attributable to its interest in FTVM.

The Concession.  KCSM holds a Concession (“the Concession”) from the Mexican government until June 2047 (exclusive through 2027, subject to certain trackage and haulage rights granted to other concessionaires) which is renewable under certain conditions for additional periods of up to 50 years. The Concession is to provide freight transportation services over rail lines which are a primary commercial corridor of the Mexican railroad system. These lines include the shortest, most direct rail passageway between Mexico City and Laredo, Texas and serve most of Mexico’s principal industrial cities and three of its major shipping ports. KCSM has the right to use, but does not own, all track and buildings that are necessary for the rail lines’ operation. KCSM is obligated to maintain the right of way, track structure, buildings and related maintenance facilities to the operational standards specified in the concession agreement and to return the assets in that condition at the end of the Concession period. KCSM is required to pay the Mexican government a concession duty equal to 0.5% of gross revenues during the first 15 years of the Concession period and 1.25% of such revenues during the remainder of the period.

Under the Concession and Mexican law, the Company may freely set rates unless the Mexican government determines that there is no effective competition in Mexico’s rail industry. KCSM is required to register its rates with the Mexican government and to provide railroad services to all users on a fair and non-discriminatory basis and in accordance with efficiency and safety standards approved periodically by the Mexican government. In the event that rates charged are higher than the registered rates, KCSM must reimburse customers with interest, and risk the revocation of the Concession.

Mexican Railroad Services Law and regulations and the Concession establish several circumstances under which the Concession will terminate: revocation by the Mexican government, statutory appropriation, or KCSM’s voluntary surrender of its rights or liquidation or bankruptcy. The Concession requires the undertaking of capital projects, including those described in a business plan filed every five years with the Mexican government. KCSM filed its third business plan with the Mexican government in December 2007 in which KCSM committed to certain minimal investment and capital improvement goals, which may be waived by the Mexican government upon application for relief for good cause. The Mexican government may also revoke KCSM’s exclusivity after 2017 if it determines that there is insufficient competition.

The Concession is subject to early termination or revocation under certain circumstances. In the event that the Concession is revoked by the Mexican government, KCSM will receive no compensation. Rail lines and all other fixtures covered by the Concession, as well as all improvements made by KCSM or third parties, will revert to the Mexican government. All other property not covered by the Concession, including all locomotives and railcars otherwise acquired, will remain KCSM’s property. The Mexican government will have the right to cause KCSM to lease all service-related assets to it for a term of at least one year, automatically renewable for additional one-year terms up to five years. The Mexican government must exercise this right within four months after revocation of the Concession. In addition, the Mexican government will have a right of first refusal with respect to certain transfers by KCSM of railroad equipment within 90 days after any revocation of the Concession. The Mexican government may also temporarily seize the rail lines and assets used in operating the rail lines in the event of a natural disaster, war, significant public disturbances, or imminent danger to the domestic peace or economy for the duration of any of the foregoing events; provided, however, that Mexican law requires that the Mexican government pay KCSM compensation equal to damages caused and losses suffered if it effects a statutory appropriation for reasons of the public interest. These payments may not be sufficient to compensate the Company for its losses and may not be made timely.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Employees and Labor Relations.  KCSM union employees are covered by one labor agreement, which was signed on June 23, 1997 between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (Mexican Railroad Union), for a term of 50 years, for the purpose of regulating the relationship between the parties and improving conditions for the union employees. Approximately 80% of KCSM’s employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other terms with the Mexican Railroad Union subject to negotiation every two years. The compensation terms and other benefits have been renegotiated and KCSM finalized these terms during the fourth quarter of 2008 with the exception of the KCSM retirement benefit which is still under negotiations. The union labor negotiation with the Mexican Railroad Union has not historically resulted in any strike, boycott, or other disruption in KCSM’s business operations and there were no settlements that had a material impact on the Company’s consolidated financial statements.

Note 2.	Significant Accounting Policies

Principles of Consolidation.  The accompanying consolidated financial statements are presented using the accrual basis of accounting and include the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

The equity method of accounting is used for all entities in which the Company or its subsidiaries have significant influence, but not a controlling interest. The Company evaluates less than majority owned investments for consolidation pursuant to FASB Interpretation No. 46 (Revised 2003). The Company does not have any less than majority owned investments requiring consolidation.

Use of Estimates.  The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to the recoverability and useful lives of assets, as well as liabilities for litigation, environmental remediation, casualty claims, and deferred taxes. Changes in facts and circumstances may result in revised estimates. Actual results could differ from those estimates.

Segments.  KCSM is organized as one business segment (railway) and currently operates in one geographical segment (Mexico).

Currency Translation.  For tax purposes, KCSM and its subsidiaries are required to maintain their books and records in Mexican pesos. For financial reporting purposes, KCSM and its subsidiaries maintain records in U.S. dollars, which is the functional currency. The dollar is the currency that reflects the economic substance of the underlying events and circumstances relevant to the entity (i.e., historical cost convention). Monetary assets and liabilities denominated in pesos are translated into dollars using current exchange rates. The difference between the exchange rate on the date of the transaction and the exchange rate on the settlement date, or balance sheet date if not settled, is included in the income statement as foreign exchange gain or loss. Non-monetary assets or liabilities, capital stock transactions and minority interest originally denominated in Mexican pesos are translated into U.S. dollars using the historical exchange rate at the date of the transaction. Depreciation and amortization of non-monetary assets are recorded using the historical cost in U.S. dollars.

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

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Cash and Cash Equivalents.  Short term liquid investments with an initial maturity of three months or less when purchased are classified as cash and cash equivalents.

Accounts Receivable, net.  Accounts receivable are net of an allowance for uncollectible accounts as determined by historical experience and adjusted for economic uncertainties or known trends. Accounts are charged to the allowance when a customer enters bankruptcy, when an account has been transferred to a collection agent or submitted for legal action, or when a customer is significantly past due and all available means of collection have been exhausted. At December 31, 2008 and 2007, the allowance for doubtful accounts was $1.7 million and $3.9 million, respectively.

Materials and Supplies.  Materials and supplies, consisting of diesel fuel, items to be used in the maintenance of rolling stock and items to be used in the maintenance or construction of road property, are valued at the lower of average cost or market.

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

Concession Rights and Related Assets.  Costs incurred by the Company to acquire the Concession rights and related assets were capitalized and are amortized over the lesser of the Concession agreement term or the estimated useful lives of the related assets and rights acquired.

Property and Depreciation.  Property is stated at cost less accumulated depreciation. KCSM capitalizes costs relating to additions and replacements of property and equipment including interest on major capacity projects during their construction, and certain incremental indirect overhead costs related to construction and improvement projects using the full absorption costing method. Depreciation for property and equipment is derived using the mass asset group method. Under the group method, numerous homogeneous assets (units) are grouped into a single depreciable category and the category is depreciated over the average service life of the aggregate units. Repairs and maintenance costs are charged to expense as incurred.

The cost of track structure, other roadway property, and equipment normally retired, less salvage value, is charged to accumulated depreciation and no gain or loss is recognized. The cost of property abnormally retired, together with accumulated depreciation thereon, is eliminated from the property accounts and the related gains or losses are reflected in net income. Gains or losses recognized on the sale of non-operating property reflected in other income.

Computer Software Costs.  Costs incurred in conjunction with the purchase or development of computer software for internal use is capitalized. Costs incurred in the preliminary project stage, as well as training and maintenance costs, are expensed as incurred. Direct and indirect costs associated with the application development stage of internal use software are capitalized until such time that the software is substantially complete and ready for its intended use. Capitalized costs are amortized on a straight-line basis over the useful life of the software.

Impairment of Long-Lived Assets.  The Company reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and if the carrying amount of an asset is evaluated and found not to be recoverable (carrying amount exceeds the gross undiscounted cash flows from use and disposition), then an impairment loss must be recognized. The impairment loss is measured as the excess of the carrying amount

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

over the asset (or asset group’s) fair value. Due to the current global economic environment, the Company tested its long lived assets for impairment as of December 31, 2008 and no impairments were identified.

Fair Value of Financial Instruments.  Statement of Financial Accounting Standards No. 107 “Disclosures About Fair Value of Financial Instruments” requires the disclosure of the estimated fair value of financial instruments. The Company’s short term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short term financial instruments approximates the fair value due to their short term nature. These financial instruments have no stated maturities or the financial instruments have short term maturities that approximate market.

The fair value of the Company’s debt is estimated using quoted market prices for its debt when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities. The fair value of the Company’s debt was $830.1 million and $860.9 million at December 31, 2008 and 2007, respectively. The financial statement carrying value was $958.4 million and $850.7 million at December 31, 2008 and 2007, respectively.

Retirement Benefit and Seniority Premiums.  KCSM’s employees are entitled to seniority premiums upon involuntary termination or upon voluntary termination of employment within 15 years of service. Seniority premiums are expensed over employees’ first fifteen years of service. The expected cost of other compensation to which employees may be entitled in the event of dismissal, in accordance with the Mexican Federal Law, is accrued over employees’ related years of service.

Annual retirement and other post-employment benefits expenses are calculated by management with the assistance of third party actuaries using standard actuarial methodologies. Actuaries assist the Company in measuring the Company’s benefit obligation and cost based on the current plan provision, employee demographics and assumptions about financial and demographics affecting the probability, timing and amount of expected future benefit payments.

Employees’ Statutory Profit Sharing.  KCSM is subject to employee statutory profit sharing requirements under Mexican law and calculates profit sharing liability as 10% of KCSM net taxable income, adjusted as prescribed by the Mexican income tax law. Deferred employee statutory profit sharing is accounted for in a manner similar to income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.

Deferred Income Taxes.  Deferred income taxes of transactions reported in different periods for financial reporting and income tax purposes are recorded under the liability method of accounting for income taxes. This method gives consideration to the future tax consequences of the deferred income tax items and immediately recognizes changes in income tax laws upon enactment.

KCSM has recognized a deferred tax asset, net of a valuation allowance for net operating loss carryovers. KCSM projects sufficient future taxable income to realize the deferred tax asset recorded less the valuation allowance. These projections take into consideration assumptions about inflation rates, currency fluctuations, future income and future capital expenditures. If assumptions or actual conditions change, the deferred tax asset net of the valuation allowance will be adjusted to properly reflect the expected tax benefit.

Debt.  Borrowings are recognized at the face amount of the debt issued, minus any discount or plus any premium. Borrowings are subsequently stated at amortized cost using the effective yield method. Discounts, premiums and transaction costs associated with the issuance of the debt are amortized and recognized in the consolidated statement of income as interest expense over the period of the borrowings.

Leases.  Leases of property, machinery and equipment where the Company has assumed substantially all of the risks and rewards of ownership are classified as capital leases under the criteria in Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“SFAS No. 13”). Capital leases are capitalized at the inception of the lease at the lower of the fair value of the leased property or the present

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

value of the minimum lease payments. Each lease payment is allocated between the liability and finance charges so as to achieve a constant rate on the consolidated finance balance outstanding. The interest element of the finance cost is charged to the consolidated statement of income over the lease period so as to produce a constant periodic rate of interest on the remaining balance of the liability for each period.

Leases where the lessor retains a significant portion of the risks and rewards of ownership are classified as operating leases under the criteria in SFAS No. 13. Payments made under operating leases are charged to the consolidated statement of income on a straight-line basis over the period of the lease.

Foreign Exchange Risk.  KCSM conducts foreign operations and is exposed to foreign currency exchange rate risk arising from exposure primarily with respect to the Mexican peso. KCSM occasionally enters into derivative instruments to cover a portion of this risk. These contracts meet KCSM’s policy for financial risk management, however, they do not meet the conditions to qualify for hedge accounting treatment. Consequently, these instruments are marked to market and accordingly, gains and losses related to such transactions are recognized in the consolidated statement of income.

Note 3.	Legal Merger with Grupo KCSM

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

Note 4.	Investments

Investments in unconsolidated affiliates, follow (in millions):

	Percentage
	Ownership at
	December 31,	Carrying Value
Company	2008	2008	2007

Mexrail	49%	$35.5	$32.8
FTVM	25%	10.9	16.8

Total		$46.4	$49.6

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Financial information of unconsolidated affiliates that the Company accounted for under the equity method is presented below (in millions).

	Year Ended December 31,
	2008		2007		2006
	Mexrail	FTVM	Mexrail	FTVM	Mexrail	FTVM

Investment in unconsolidated affiliates	$35.5	$10.9	$32.8	$16.8	$30.0	$13.9
Equity in net assets of unconsolidated affiliates	35.5	10.9	31.0	15.5	28.2	12.6
Balance sheet:
Current assets	3.7	41.0	3.5	61.3	5.4	46.4
Other assets	183.2	22.4	169.6	28.1	158.9	33.9

Assets	$186.9	$63.4	$173.1	$89.4	$164.3	$80.3

Current liabilities	$48.2	$10.7	$48.7	$11.8	$17.6	$13.5
Long-term liabilities	66.3	9.2	61.2	15.6	89.3	16.5
Equity of stockholders and partners	72.4	43.5	63.2	62.0	57.4	50.3

Liabilities and equity	$186.9	$63.4	$173.1	$89.4	$164.3	$80.3

Operating results:
Revenues	$85.3	$64.3	$77.5	$65.8	$74.3	$60.5
Expenses	79.5	46.5	71.7	54.0	68.1	45.7

Net income	$5.8	$17.8	$5.8	$11.8	$6.2	$14.8

Note 5.	Other Balance Sheet Captions

Other Current Assets.  Other currents assets included the following items at December 31 (in millions):

	2008	2007

Refundable taxes	$25.6	$—
Deferred employee statutory profit sharing asset	12.2	16.5
Purchase accounting for the fair value of certain contracts	11.3	11.4
Advance to suppliers	4.5	2.2
Other	2.6	2.3

Other current asset, net	$56.2	$32.4

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Property and Equipment and Concession Assets.  Property and equipment and Concession assets, and related accumulated depreciation and amortization are summarized below at December 31 (in millions):

	2008	2007

Concession land rights	$135.7	$133.1
Land	61.6	61.6
Road
Grading	485.1	468.9
Rail and Other Track Material	471.5	445.1
Ties	297.7	268.9
Bridges and Tunnels	230.7	221.0
Ballast	135.6	127.9
Other(i)	188.0	168.9

Total Road	$1,808.6	$1,700.7
Equipment
Locomotives	250.0	193.3
Freight Cars	57.9	54.1
Work Equipment	1.4	1.3
Other — Equipment	3.9	3.4

Total Equipment	$313.2	$252.1
Other	46.2	46.1

Total	2,365.3	2,193.6
Accumulated Depreciation	236.3	175.0

Net Property and Equipment	2,129.0	2,018.6
Construction in Progress	116.8	69.7

Property and equipment, net	$2,245.8	$2,088.3

(i)	Other reflects structures, signals, roadway machines, communications and other road assets.

The Company capitalized $0.6 million of interest for the year ended December 31, 2008.

Depreciation of property and equipment totaled $29.4 million, $32.5 million and $28.1 million, respectively, for 2008, 2007, and 2006.

Amortization of Concession assets totaled $67.1 million, $59.5 million and $60.4 million for 2008, 2007, and 2006.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Accounts Payable and Accrued Liabilities.  Accounts payable and accrued liabilities included the following items at December 31 (in millions):

	2008	2007

Accounts payable	$80.6	$46.7
Freight charges due other railroads	15.7	9.1
Purchased services	13.7	21.7
Mechanical services performed	10.4	12.4
Interest payable	10.5	10.0
Purchase accounting for the fair value of certain contracts	6.4	8.8
Equipment cost	5.4	8.7
Insurance	3.1	5.9
Other	16.7	20.6

	$162.5	$143.9

Other noncurrent liabilities and deferred credits.  Other noncurrent liabilities and deferred credits included the following items at December 31 (in millions):

	2008	2007

Deferred profit sharing	$30.2	$42.5
Purchase accounting for the fair value of certain contracts	27.8	33.7
Retirement obligation	11.7	13.3
Other	6.1	11.6

	$75.8	$101.1

Note 6.	Long-Term Debt

Long-term debt follows at December 31(in millions):

	2008	2007

Long-term debt:
Term loan variable interest rate, 2.0963% at December 31, 2008 due 2012	$30.0	$30.0
Revolving credit facility, variable interest rate due 2011	—	20.0
9 3/8% Senior notes due 2012	460.0	460.0
7 5/8% Senior notes due 2013	175.0	175.0
7 3/8% Senior notes due 2014	165.0	165.0
5.737% Locomotive financing agreement	70.3	—
6.195% Locomotive financing agreement	51.3	—
Capital lease obligations, due serially 2011 and 2012	6.8	0.7

Total	958.4	850.7
Less: Debt due within one year	9.9	0.3

Long-term debt	$948.5	$850.4

Revolving Credit Facility and Term Loan.  On June 14, 2007, KCSM entered into a new unsecured credit agreement (the “2007 Credit Agreement”), in an aggregate amount of up to $111.0 million, consisting of a revolving credit facility of up to $81.0 million, and a term loan facility of $30.0 million with Bank of

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

America, N.A., BBVA Bancomer, S.A., Institución de Banca Múltiple, and the other lenders named in the 2007 Credit Agreement. The Company used the proceeds from the 2007 Credit Agreement to pay (a) all amounts outstanding under KCSM’s 2005 credit agreement, and to pay all fees and expenses related to the refinancing of the 2005 credit agreement, (b) to pay all amounts outstanding in respect of KCSM’s 10 1/4 Senior Notes due 2007, (c) to refinance a portion of KCSM’s 12 1/2% Senior Notes due 2012, (d) to pay all amounts outstanding under KCSM’s Bridge Loan Agreement dated April 30, 2007, and (e) for general corporate purposes. The maturity date for the revolving credit facility is December 30, 2011 and the maturity date for the term loan facility is June 29, 2012. The 2007 Credit Agreement contains covenants that restrict or prohibit certain actions that are customary for these type of agreements. In addition, KCSM must meet certain consolidated interest coverage ratios, consolidated leverage ratios, and fixed charge coverage ratios. Loans under the 2007 Credit Agreement bear interest at LIBOR plus a spread based on KCSM’s leverage ratio as defined under the 2007 Credit Agreement. As of December 31, 2008, KCSM had $81.0 million available under the revolving credit facility. KCSM is currently in compliance with all terms and conditions of the 2007 Credit Agreement and currently has access to the revolving credit facility.

On December 19, 2007, KCSM entered into Amendment No. 1 and Waiver No. 1 to the 2007 Credit Agreement (“Amendment and Waiver No. 1”) to modify certain terms to permit the Company to finance the acquisition of new locomotives by incurring indebtedness on an accelerated basis as compared to the original terms contained in the 2007 Credit Agreement. The Amendment and Waiver No. 1 also waived certain prospective defaults under the 2007 Credit Agreement as of the quarter ended December 31, 2007, as a result of the acquisition of the new locomotives in the fourth quarter of 2007, in order to permit the Company sufficient time to complete its financing of the new locomotives in the first quarter of 2008.

On December 19, 2008, KCSM entered into Amendment No. 2 (“KCSM Amendment No. 2”) to the 2007 Credit Agreement. Amendment No. 2 deletes the defined term “Additional Dividends” and modifies the 2007 Credit Agreement to permit the Company to declare a Restricted Payment, as defined in the 2007 Credit Agreement, during the quarter ended December 31, 2008, and pay such Restricted Payment in one or more fiscal quarters during the fiscal year ending on December 31, 2009.

On February 11, 2009, KCSM entered into Amendment No. 3 and Waiver No. 2 (“KCSM Amendment No. 3”) to the 2007 Credit Agreement. KCSM Amendment No. 3 amended Section 7.4 of the 2007 Credit Agreement to permit KCSM’s loan of $4.2 million to Panama Canal Railway Company (“PCRC”) made on December 28, 2007. KCSM Amendment No. 3 also waived any Defaults (as defined in the 2007 Credit Agreement) or Events of Default (as defined in the 2007 Credit Agreement) resulting from KCSM’s compliance with Section 7.4 of the 2007 Credit Agreement prior to the effective date of KCSM Amendment No. 3.

9 3/8% Senior Notes.  KCSM has outstanding $460.0 million principal amount of 9 3/8% senior unsecured notes due May 1, 2012. The notes are redeemable at KCSM’s option in whole or in part on or after May 1, 2009, subject to certain limitations, at the following redemption prices (expressed in percentages of principal amount), plus any unpaid interest: 2009  — 104.688%, 2010  — 102.344% and thereafter  — 100.000%. Subject to certain conditions, up to 35% of the principal of the notes was redeemable prior to May 1, 2008. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount in the event of certain changes in the Mexican withholding tax rate.

7 5/8% Senior Notes.  On November 21, 2006, KCSM issued $175.0 million principal amount of 7 5/8% senior unsecured notes due December 1, 2013. Proceeds from the issuance were used to purchase $146.0 million of tendered 10 1/4% Senior Notes that were due in June of 2007 and repay $29.0 million of term loans under the 2005 credit agreement. The notes are redeemable at KCSM’s option in whole or in part on or after December 1, 2010, subject to certain limitations, at the following redemption prices (expressed in percentages of principal amount), plus any unpaid interest: 2010  — 103.813%, 2011  — 101.906% and 2012  — 100.000%. Subject to certain conditions, up to 35% of the principal of the notes is redeemable prior

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

to December 1, 2009. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount in the event of certain changes in the Mexican withholding tax rate.

7 3/8% Senior Notes.  On May 16, 2007, KCSM issued $165.0 million principal amount of 7 3/8% senior unsecured notes due June 1, 2014. KCSM used the net proceeds from the issuance of the 7 3/8% Senior Notes, together with a $30.0 million bank term loan and available cash on hand, as necessary, to pay the principal, applicable premium and expenses associated with the redemption of KCSM’s 12 1/2% Senior Notes due 2012. The 7 3/8% Senior Notes are redeemable at KCSM’s option, in whole but not in part, at 100% of their principal amount, plus any accrued and unpaid interest, at any time in the event of certain changes in Mexican tax law, and in whole or in part, on or after June 1, 2011, subject to certain limitations, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2011 — 103.688%, 2012  — 101.844%, and 2013  — 100.000%.

All of KCSM’s senior notes described above are denominated in dollars and are unsecured, unsubordinated obligations, rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations and are senior in right of payment to KCSM’s future subordinated indebtedness. All of KCSM’s senior notes include certain covenants that restrict or prohibit certain actions.

5.737% Locomotive Financing Agreement.  On February 26, 2008, KCSM entered into a financing agreement with Export Development Canada (“EDC”) for an aggregate amount of $72.8 million. KCSM used the proceeds to finance 85% of the purchase price of forty new SD70ACe locomotives delivered and purchased by KCSM in late 2007 and early 2008. KCSM granted EDC a security interest in the locomotives to secure the loan. The financing agreement requires KCSM to make thirty equal semi-annual principal payments of approximately $2.4 million plus interest at an annual rate of 5.737%, with the final payment due and payable on February 28, 2023.

6.195% Locomotive Financing Agreement.  On September 24, 2008, KCSM entered into a financing agreement with DVB Bank AG (“DVB”). KCSM received the loan principal amount under the financing agreement of $52.2 million on September  26, 2008. KCSM used the proceeds to finance approximately 80% of the purchase price of twenty-nine ES44AC locomotives delivered and purchased by KCSM in June 2008. KCSM granted DVB a security interest in the locomotives to secure the loan. The financing agreement requires KCSM to make sixty equal quarterly principal payments plus interest at an annual rate of 6.195%, with the final payment due and payable on September 29, 2023.

Both locomotive financing agreements contain representations, warranties and covenants typical of such equipment loan agreements. Events of default in the financing agreements include, but are not limited to, certain payment defaults, certain bankruptcy and liquidation proceedings and the failure to perform any covenants or agreements contained in the financing agreements. Any event of default could trigger acceleration of KCSM’s payment obligations under the terms of the financing agreements.

Covenants

The agreements related to the above-mentioned loans and senior notes include certain affirmative and negative covenants which are customary for these types of debt instruments and borrowers with similar credit ratings. The affirmative covenants require KCSM to take certain actions like maintaining its corporate existence, complying with laws and regulations, and furnishing certain reports. The negative covenants restrict or prohibit many actions, including, but not limited to, KCSM’s ability to incur debt, create or suffer to existing liens, make prepayments of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. In addition, the senior note indentures include an interest coverage test which KCSM must meet in order to take certain actions. The 2007 Credit Agreement also contains certain interest coverage, leverage and fixed charge coverage ratios which must be met or a default will occur. KCSM and its subsidiaries were in compliance with these covenants as of February 13, 2009.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Leases and Debt Maturities

The Company leases transportation equipment, as well as office buildings and other operating facilities under operating and capital leases. Rental expenses under operating leases were $63.5 million, $63.4 million and $62.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. Future minimum annual payments and present value thereof under existing capital leases, other debt maturities and minimum annual rental commitments under non-cancelable operating leases are shown below (in millions):

		Capital Leases
	Long	Minimun		Net
	Term	Lease	Less	Present	Total	Operating
Years	Debt	Payments	Interest	Value	Debt	Leases	Total

2009	$8.3	$2.1	$0.5	$1.6	$9.9	$54.1	$64.0
2010	8.3	1.9	0.4	1.5	9.8	46.3	56.1
2011	8.3	1.9	0.2	1.7	10.0	49.1	59.1
2012	498.3	2.1	0.1	2.0	500.3	33.0	533.3
2013	183.4	—	—	—	183.4	27.9	211.3
Thereafter	245.0	—	—	—	245.0	168.9	413.9

Total	$951.6	$8.0	$1.2	$6.8	$958.4	$379.3	$1,337.7

Note 7.	Related Companies

Balances and transactions with related companies included the following items at December 31 (in millions):

	2008	2007

Related company receivables:
NAFTA Rail(1)	$14.3	$15.4
KCS(2)	12.5	22.1
Mexrail	1.6	0.5
Panama Canal Railway Company(3)	0.6	0.4

	$29.0	$38.4

Long term receivables:
Panama Canal Railway Company(3)	$3.4	$3.8

Total related company receivables	$32.4	$42.2

Related company payables:
Superior Tie & Timber(4)	$9.5	$6.0
Terminal Ferroviaria del Valle de México, S. A. de C. V.	1.3	0.5
KCS(5)	—	49.2
Panama Canal Railway Company(6)	—	4.2

	$10.8	$59.9

Long term payables:
KCS(5)	$0.3	$21.8

Total related company payables	$11.1	$81.7

(1)	This amount is comprised primarily of a loan receivable with an affiliate, NAFTA Rail, denominated in Mexican pesos of Ps.138.7 million ($10.2 million) and $1.5 million of interest as of December 31, 2008.

(2)	This balance is comprised mainly of receivables from KCS.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(3)	This amount is comprised of a loan receivable with an affiliate, PCRC, a joint venture company owned equally by KCS and Mi-Jack Products, Inc.

(4)	This payable balance is comprised primarily of ties acquired by KCSM.

(5)	As of December 31, 2007 the balance was comprised mainly of prepaid freight services.

(6)	The 2007 amount was comprised of an advance payment from PCRC in regards to the sale of five SD60 locomotives.

The most significant transactions with related parties are summarized as following at December 31 (in millions):

	2008	2007	2006

Corporate expenses	$(28.3)	$(16.9)	$(16.3)
Terminal expenses	(14.2)	(13.8)	(24.1)
Car equipment lease	4.1	2.3	1.5
Locomotive equipment lease	0.7	0.7	(4.8)
Other	7.7	8.3	(2.9)

Software Agreements

On December 22, 2007, KCSM and KCSR entered into a software license agreement which granted KCSM a non-exclusive, non-assignable and nontransferable license to access management control software and revenue control software on the KCSR computer system through a remote connection. KCSM paid KCSR a license fee of $3.0 million for use of the software from July 2006 through December 2007. On January 1, 2008, KCSM and KCSR entered into a software license agreement which granted KCSM the right to access and use the software on KCSR’s computer system. KCSM paid KCSR $16.4 million under the terms of this agreement.

Prepayment Freight Services Agreement

On December 21, 2007, KCSM and KCSR entered into a prepayment freight services agreement. KCSR paid KCSM $41.3 million for the railroad services to be rendered by KCSM to KCSR from 2008 through 2009.

Loan Agreement

On December 28, 2007, KCSM and PCRC, entered into a loan agreement (the “Loan”), pursuant to which KCSM loaned PCRC $4.2 million. The term of the Loan is eight years and the loan bears interest at rate per annum equal to four hundred basis points over the British Bankers Association LIBOR Rate applicable for the quarter. PCRC will pay the principal amount in thirty-two equal quarterly payments together with any and all corresponding interest, on the last day of March, June, September and December of each year, with the final payment in December 2015. This agreement may be extended at the end of the term of the Loan with the prior written agreement of both parties.

Locomotive Purchase Agreement

On December 28, 2007, KCSM and PCRC entered into a locomotive purchase agreement, pursuant to which KCSM sold to PCRC five SD60 locomotives for $4.2 million. PCRC made an advance payment of $4.2 million on December 28, 2007. KCSM delivered all the locomotives to PCRC as of March 31, 2008.

Locomotive Purchase and Sale Agreements

In December 2006, KCSM entered into a locomotive purchase and sale agreement pursuant to which KCSM agreed to purchase 44 SD60 locomotives from KCSR. KCSM purchased an aggregate of 39 of these SD60 locomotives from KCSR in December 2006, July 2007 and August 2007. KCSM purchased the

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

remaining 5 of these locomotives in October 2007. In June 2007, Arrendadora KCSM and KCSR entered into an agreement pursuant to which Arrendadora KCSM agreed to sell to KCSR 17 SD40 locomotives and 38 SD40-2 locomotives. Arrendadora KCSM sold KCSR an aggregate of 13 of the SD40 locomotives and 37 of the SD40-2 in June 2007 and September 2007, respectively. KCSR purchased the remaining units in October 2007. Additionally, in September 2007, KCSM agreed to sell one SD70MAC locomotive to KCSR.

Management Services Agreement

On December 30, 2005, KCSM and KCS entered into a Management Services Agreement under which KCS provides to KCSM general guidance, oversight, consultation services, and management services in connection with the business and operations of KCSM. The Management Services Agreement became effective as of April 1, 2005 and will continue in full force and effect until terminated by one party by providing written notice to the other party. In January 2008, KCSM prepaid KCS $20.0 million for shared services which were provided during 2008 and KCSM received a 3 percent discount on services provided as a result of the prepayment. During 2008 and 2007 KCS charged $28.3 million and $16.9 million, respectively to KCSM under the agreement.

Note 8.	Stockholders’ Equity

The following table sets forth information with respect to the ownership of the Company’s outstanding shares of stock. Pursuant to the bylaws, KCSM’s capital stock is divided between a fixed and variable portion. The fixed portion of the capital stock with no withdrawal rights is $600,000. The variable portion of the capital stock is unlimited. KCSM’s capital stock is divided into Class I Shares, representing the fixed portion of the stated capital, and Class II Shares, representing the variable portion of the capital, fully subscribed and paid for, without a par value expression.

	Shares
	Class I	Class II	Total	%

Shareholders
Nafta Rail, S.A. de C.V.	600,000	2,344,300,029	2,344,900,029	49.00%
Kara Sub, Inc.	—	1,195,368,147	1,195,368,147	24.97%
KCSM Finco LLC	—	882,733,401	882,733,401	18.44%
KCS Investment I, Ltd.	—	312,634,746	312,634,746	6.53%
Caymex Transportation, Inc.	—	49,873,902	49,873,902	1.04%
KCSM Holdings LLC	—	10	10	0.02%

Total	600,000	4,784,910,235	4,785,510,235	100.00%

Dividend Payment

On September 22, 2008, the Company declared a cash dividend on its common stock of Ps.0.01567 or $0.00148 per share. The payment of Ps.75.0 million or $7.1 million was made on September 24, 2008 to the shareholders, all subsidiaries of KCS. This dividend does not relate to earnings from the operations of KCSM. The dividend reflects related company pass-through proceeds from the Company’s equity investment in FTVM.

Capital Reduction Plan

KCSM shareholders approved a capital reduction plan of up to $250.0 million which will be executed during 2009. Final amounts will be determined during 2009 based on the recommendations delivered by the Board of Directors, taking into consideration factors such as the cash position and investment commitments of the Company. On January 28, 2009, KCSM declared and paid a capital reduction of $65.0 million.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 9.	Tax and Statutory Profit Sharing

Income Tax — Current income tax expense represents the amounts expected to be reported on the Company’s income tax return, and deferred tax expense or benefit represents the change in net deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by enacted tax rates that will be in effect when these differences reverse. Valuation allowances are recorded as appropriate to reduce deferred tax assets to the amount considered estimated to be realized.

Tax Expense — The total deferred income tax expense for December 31, 2008, 2007 and 2006 was $15.0 million, $30.7 million and $18.8 million, respectively. There were no current income tax provisions for December 31, 2008, 2007 and 2006.

Deferred Income Taxes — The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows December 31 (in millions):

	2008	2007

Liabilities:
Property and equipment	$30.1	$62.4
Concession rights	152.5	199.7

Gross deferred tax liabilities	182.6	262.1

Assets:
Loss carryovers	(250.8)	(292.6)
Inventories and provisions	(34.2)	(75.8)
Other	(1.5)	—

Gross deferred tax assets before valuation allowance	(286.5)	(368.4)
Valuation allowance on loss carryovers	11.5	—

Gross deferred tax assets	(275.0)	(368.4)

Net deferred tax assets	$(92.4)	$(106.3)

Tax Rates — Differences between the Company’s effective income tax rates and the Mexican income tax statutory rate of 28% are as follows December 31 (in millions):

	2008	2007	2006

Income tax expense using the statutory rate in effect	$33.0	$36.0	$21.3
Tax effect of:
Uncertain tax positions	0.4	—	—
Equity earnings from unconsolidated affiliates	(2.2)	—	—
Foreign exchange and inflation adjustments	(12.1)	7.4	12.4
Inflation on loss carryforwards	(15.3)	(13.0)	(17.4)
Change in valuation allowance	11.5	—	—
Other — Net	(0.3)	0.3	2.5

Income tax expense	$15.0	$30.7	$18.8

Effective tax rate	13%	24%	26%

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Employees’ Statutory Profit Sharing — The profit sharing effects of temporary differences that give rise to significant portions of the deferred profit sharing assets and deferred profit sharing liabilities are as follows December 31 (in millions):

	2008	2007

Liabilities:
Property and equipment	$13.2	$17.1
Concession rights	18.9	25.4

Gross deferred profit sharing liabilities	32.1	42.5
Assets:
Inventories and provisions	(13.6)	(16.5)
Other	(0.5)	—

Gross deferred tax assets	(14.1)	(16.5)

Net deferred profit sharing liability	$18.0	$26.0

Asset Tax — The Mexican asset tax law established a tax of 1.25% on the average of assets, less certain liabilities, which was payable when it exceeded the income tax due. The asset tax paid during 2007 was $6.7 million. The asset tax was eliminated by statute starting in 2008. The asset tax paid in 2007 can be offset against future tax liabilities.

Flat Tax — On October 1, 2007 the Entrepreneurial Tax of Unique Rate (referred to by its Spanish acronym, IETU or “Flat Tax”) in Mexico was enacted. The Flat Tax law became effective on January 1, 2008 and replaced the Asset Tax Law. The Flat Tax applies to a different tax base than the regular income tax and will be paid if the Flat Tax exceeds the ordinary income tax computed under existing law.

Tax Carryovers — KCSM loss carryovers at December 31, 2008 are $896.2 million, of which $21.3 million will expire in 2016 and the remaining $874.9 million will expire in 2046. A deferred tax asset was recorded in prior periods for the expected future tax benefit of these losses which will be carried forward to reduce only ordinary Mexican income tax payable in future years. With the addition of the Flat Tax, the losses are not projected to completely eliminate future tax liabilities. A valuation allowance of $11.5 million was recorded in 2008 to reflect the reduced expected tax benefit to be derived from these carryovers.

KCSM believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowances, related to loss carryovers.

Uncertain Tax Positions — A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2008	$—
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	0.4
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2008	$0.4

The remaining $0.4 million of unrecognized tax benefits would affect the effective income tax rate if recognized and is not expected to change in the next twelve months.

Interest and penalties related to uncertain tax positions are included in income before taxes on the income statement.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Tax returns filed in Mexico from 2003 through the current year remain open to examination by the taxing authorities in Mexico. The tax return for 2003 is currently under review. The Company believes that an adequate provision has been made for any adjustment (taxes and interest) that will be assessed for all open years.

Note 10.	Retirement Benefit

In the fourth quarter of 2008, the Company and the union entered into additional negotiations related to this benefit. The current calculated benefit liability is based on a statutory calculation under Mexican law which considers various factors such as the employees’ salary at the time of retirement and the number of years of credited service. In addition, the benefit includes the funding of defined contribution benefit where individual accounts for employees who contribute a fixed percentage of their pay is matched by a certain percentage of the amount voluntarily contributed by the employee. As of the date of this filing, the Company was still negotiating with the union regarding this benefit and although the details of this benefit continue to be discussed, based on current facts, management believes that the reserve established approximates the liability for this benefit. Management believes that it is more likely that the benefit liability will be reduced than the probability of a material increase in the liability associated with this retirement benefit and has recorded its best estimate.

The Company uses December 31 as the measurement date for its retirement benefit obligations.

Net Periodic Benefit Cost, Plan Obligation, and Funded Status

Components of the net cost for the plan were as follows for the years ended December 31 (in millions):

	2008	2007	2006

Service cost	$1.4	$1.4	$1.7
Interest cost	1.2	0.9	1.0
Actuarial (gain) loss(i)	—	(0.5)	(2.6)
Foreign currency (gain) loss	(2.9)	—	—

Net periodic cost (benefit) recognized	$(0.3)	$1.8	$0.1

(i)	Net benefit costs above do not include a component for the amortization of actuarial gains or losses as the Company’s policy is to recognize such gains and losses immediately.

The following table reconciles the change in the benefit obligation for each of the years ended December 31 (in millions):

	2008	2007

Benefit obligation, beginning of year	$14.3	$12.1
Service cost	1.4	1.4
Interest cost	1.2	0.9
Actuarial (gain) loss	—	(0.5)
Foreign currency (gain) loss	(2.9)	—
Benefits paid, net of retiree contributions	(0.3)	(0.9)
Prior services cost	(1.2)	1.3

Benefit obligation, end of year	$12.5	$14.3

Funded status	$(12.5)	$(14.3)

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Assumptions

Weighted average assumptions used to determine benefit obligation and net benefit cost were as follows for the years ended December 31:

	2008	2007

Discount rate	8.00%	8.00%
Rate of compensation increase	4.50%	4.50%

Cash Flows

The following table represents benefit payments expected to be paid, which reflect expected future service, as appropriate, for each of the next five years and the aggregate five years thereafter (in millions):

Expected
Year	Payments

2009	$0.4
2010	0.4
2011	0.3
2012	0.6
2013	1.1
2014-2018	10.7

Note 11.	Commitments and Contingencies

Commitments:

Concession duty.  Under the Concession, the Mexican Government has the right to receive a payment from the Company equivalent to 0.5% of the gross revenue during the first 15 years of the Concession period and 1.25% during the remaining years of the Concession period. For the years ended December, 31, 2008, 2007 and 2006, the concession duty expense amounted to $4.3 million, $4.3 million and $4.1 million, respectively, which was recorded within operating expenses.

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

In addition to the above, Ferromex has filed three commercial proceedings against KCSM. In the first claim, which was served in 2001 and is related to the payment of consideration for interline services, KCSM received a favorable decision and Ferromex has been ordered to pay related costs and expenses. Although it has not yet done so, Ferromex has the right to challenge this decision. KCSM received an unfavorable decision in the second claim filed in 2004 and has filed a challenge to this judgment, the outcome of which is still pending. The third claim, filed in 2006, is an action for access to records related to interline services between 2002 and 2004. No decision has been rendered on the third claim. KCSM is continually analyzing all of the records related to this dispute to determine the adequacy of the reserves for the amounts due to as well as due from Ferromex.

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

Disputes Relating to the Provision of Services to a Mexican subsidiary of a Large U.S. Auto Manufacturer. KCSM is involved in several disputes related to providing service to a Mexican subsidiary of a large U.S. Auto Manufacturer (the “Auto Manufacturer”).

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

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

KCSM believes that the facts of this dispute provide it with strong legal arguments and intends to vigorously defends its claims in this proceeding. As a result, management believes the final resolution of these claims will not have any material impact on KCSM’s results of operations.

In May 2008, the arbitrator ordered that KCSM continue providing the service in the same way and at the same rates as it had done through March 2008, and ordered the Auto Manufacturer to provide a guaranty by depositing with KCSM the difference between the rates under the agreement and KCSM’s rates. KCSM initiated a judicial proceeding seeking enforcement of the Auto Manufacturer’s obligation to provide the guaranty and on January 8, 2009; KCSM received a ruling ordering the Auto Manufacturer to deposit the amount of the guaranty with KCSM as required by the arbitrator. On February 9, 2009, the Auto Manufacturer was granted a provisional injunction to avoid making the payment, but was ordered to provide a guaranty for the amount as determined by the court. As of the date of this filing, the Company has not received the guaranty from the Auto Manufacturer as ordered by the court.

In May 2008, the SCT initiated a proceeding against KCSM, at the Auto Manufacturer’s request, alleging that KCSM impermissibly bundled international rail services and engaged in discriminatory pricing practices with respect to rail services provided by KCSM to the Auto Manufacturer. If the SCT were to determine that KCSM did engage in such actions, the SCT could impose sanctions on KCSM. On July 23, 2008, the SCT delivered notice to KCSM of new proceedings against KCSM, claiming, among other things, that KCSM refused to grant Ferromex access to certain trackage over which Ferromex alleges it has trackage rights in Coahuila on six different occasions and thus denied Ferromex the ability to provide service to the Auto Manufacturer at this location.

KCSM does not believe that these SCT proceedings will have a material adverse effect on its results of operations or financial condition. However, if KCSM is ultimately sanctioned in connection with the bundling and discriminatory pricing practices alleged by the Auto Manufacturer, any such sanction would be considered a “generic” sanction under Mexican law (i.e., sanctions applied to conduct not specifically referred to in specific subsections of the Mexican railway law). If challenges against any such sanction are conclusively ruled adversely to KCSM and a sanction is effectively imposed, and if the SCT imposes other “generic” sanctions on four additional occasions over the remaining term of the Concession, KCSM could be subject to possible future SCT action seeking revocation of its Concession. Likewise, if each of the six refusals to allow Ferromex to serve the Auto Manufacturer in Coahuila were to be finally decided to warrant a separate sanction, KCSM could be subject to a future SCT action seeking revocation of its Concession. Revocation of the Concession would materially adversely affect KCSM’s results of operations and financial condition.

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

Mancera Proceeding.  In February 2006, Mancera Ernst & Young, S.C., (“Mancera”) filed a claim against KCSM seeking payment for an additional contingency fee for costs and expenses related to Mancera’s representation of KCSM in its value added tax or “VAT” claim against the Mexican government. Following litigation, KCSM was notified on February 10, 2009 that the Appeals Court of Mexico City released KCSM from any obligation for damages to Mancera but increased the amount of fees to be paid to Mancera above the contractual terms outlined in its engagement agreement with Mancera as interpreted by KCSM. KCSM intends to appeal this decision with the Federal Court and will vigorously defend the matter based on the strength of the Company’s defenses. In addition, the Company believes that it has adequately reserved for its obligation and does not believe that the final resolution of this claim will have a material effect on the Company’s financial statements.

Credit Risk.  The Company continually monitors risk related to the recent downturn in the economy and certain customer receivable concentrations. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or further weakening in economic trends could have a significant impact on the collectability of KCSM’s receivables and operating results. If the financial condition of the KCSM’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded reserves for uncollectibility based on its best estimate at December 31, 2008.

Note 12.	Financial Instruments

The Company does not engage in the trading of derivative financial instruments. The Company’s objective for using derivative instruments is to manage fuel price risk and currency fluctuations. In general, the Company enters into derivative transactions in limited situations based on management’s assessment of current market conditions and perceived risks. However, management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions more frequently as deemed appropriate.

Foreign Exchange Contracts.  The purpose of KCSM’s foreign exchange contracts is to limit the exposure arising from exchange rate fluctuations in its Mexican peso-denominated monetary assets and liabilities. Management determines the nature and quantity of any hedging transactions based upon net asset exposure and market conditions. These foreign currency contracts are accounted for as free standing financial instruments and accordingly, all changes in fair value are recognized in earnings.

As of December 31, 2008, the Company had one Mexican peso call option outstanding in the notional amount of $1.7 million, based on the average exchange rate of Ps.12.5 per dollar. The estimated fair value of this call option was $0.3 million gain at December 31, 2008. This option will expire on May 29, 2009.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2008, the Company did not have any outstanding forward contracts. As of December 31, 2007, the Company had six U.S. dollar forward contracts with an aggregate notional amount of $0.6 million. The U.S. dollar contracts matured between June and December 2008 and were based on the forward exchange rate ranging from Ps.11.4 and Ps.11.5.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Not applicable

Item 9A(T).	Controls and Procedures

(a) Disclosure Controls and Procedures

The President and Executive Representative and the Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal year for which this annual report on Form 10-K is filed. Based on that evaluation, the President and Executive Representative and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the President and Executive Representative and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Not applicable

Part III

Items 10, 11, 12 and 13.  Directors, Executive Officers and Corporate Governance, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management Related Stockholders Matters, and Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instruction I(2) to Form 10-K.

Item 14.	Principal Accountant Fees and Services

The following table presents the total fees for KCS and KCSM for professional audit services and other services rendered by KPMG the independent accountants to KCS and KCSM for the years ended December 31, 2008 and 2007 (in thousands).

	2008	2007

Audit fees	$3,000.0	$3,681.7
Audit-related fees(1)	616.5	465.5
Tax fees	28.0	50.0
All other fees	—	—

	$3,664.5	$4,197.2

(1)	Primarily reflects fees related to debt offering documents and related SEC filings.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

(a)(1)  Financial Statements:

The consolidated financial statements required under this item are included under Item 8.

(a)(2)  Financial Statement Schedules

None.

(b)	Exhibits

Exhibit
No.	Exhibit

3.1	Current Corporate By-laws (Estatutos Sociales) of Kansas City Southern de México, S.A. de C.V., as amended and restated on December 20, 2006, together with an English translation (incorporated by reference to Exhibit 99.1 to its Current Report on Form 8-K filed on December 27, 2006, File No. 333-08322)
4.1	Indenture, dated as of April 19, 2005, between TFM and The Bank of Nova Scotia Trust Company of New York, covering up to $460,000,000 of TFM’s 9 3/8% Senior Notes due 2012 (incorporated herein by reference to Exhibit 4.2 of its Current Report on Form 8-K filed on April 25, 2005, File No. 333-08322)
4.2	Registration Rights Agreement, dated as of April 19, 2005, between TFM and the Placement Agents (incorporated herein by reference to its Current Report on Form 8-K filed on April 25, 2005, Filed No. 333-08322)
4.3	Indenture, dated as of November 21, 2006, between Kansas City Southern de México, S.A. de C.V. and U.S. Bank National Association, covering up to $175,000,000 of KCSM’s 7 6/8% Senior Notes due 2013 (incorporated herein by reference to Exhibit 4.2 of its Current Report on Form 8-K, filed November 28, 2006, File No. 333-08322)
4.4	Indenture, dated as of May 14, 2007, between KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $165,000,000 of KCSM’s 7 3/8% Senior Notes due 2014 (incorporated herein by reference to Exhibit 4.1 of its Current Report on Form 8-K filed on May 17, 2007, File No. 333-08322)
4.5	Registration Right Agreement, dated as of November 21, 2006, among Kansas City Southern de México, S.A. de C.V., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, BBVA Securities Inc., BMO Capital Markets Corp., and Scotia Capital (USA) Inc. (incorporated herein by reference to Exhibit 4.3 of its Current Report on Form 8-K, filed November 28, 2006, File No. 333-08322)
4.6	Registration Rights Agreement, dated as of May 16, 2007, between KCSM and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, BBVA Securities Inc., BMO Capital Markets Corp. and Scotia Capital (USA) Inc. (incorporated herein by reference to Exhibit 4.2 of its Current Report on Form 8-K filed on May 17, 2007, File No. 333-08322)
10.1	Concession title granted by the Secretaria de Comunicaciones y Transportes (Ministry of transportation) (“SCT”) in favor of Ferrocarril del Noreste, S.A. de C.V., (“FNE”), dated December 2, 1996, together with an English translation (incorporated herein by reference to Exhibit 2.1 of its Registration Statement on Form F-4, File No. 333-08322)
10.2	Amendment, dated February 12, 2001, of Concession title granted by the Ministry of Transportation in favor of TFM,, December 2, 1996, together with an English translation (incorporated herein by reference to Exhibit 4.2 from TFM and Grupo TFM’s Annual Report on Form 20-F for fiscal year 2000)

Exhibit
No.	Exhibit

10.3	Sale Purchase Agreement respecting Capital Stock of FNE, among the United Mexican States (through the Ministry of Transportation), FNE and Ferrocarriles Nacionales de México, S.A. de C.V. (“FNM”), dated December 2, 1996, together with an English translation (incorporated herein by reference to Exhibit 2.2 of its Registration Statement on Form F-4, File No. 333-08322)
10.4	Sale Purchase Agreement respecting Property and Equipment, among the United Mexican States (through the Ministry of Transportation), FNE and FNM, dated December 2, 1996, together with an English translation (incorporated herein by reference to Exhibit 2.3 of its Registration Statement on Form F-4, File No. 333-08322)
10.5	Stock Purchase Agreement, dated as of August 16, 2004, by and among TFM, KCS and Grupo TMM, S.A. de C.V. (incorporated herein by reference to Exhibit 4.7 of its annual report on Form 20-F for fiscal year 2004, File No. 333-08322)
10.6	Omnibus Agreement, dated June 9, 1997, among Grupo TFM, Caymex Transportation, Inc., TMM Multimodal, S.A. de C.V. and FNM, together with an English translation (incorporated herein by reference to Exhibit 10.5 of its Registration Statement on Form F-4, File No. 333-102222)
10.7	English translation of the Purchase-Sale Agreement, dated July 29, 2002, by and between TFM, FNM and Nacional Financiera, S.N.C., Institución de Banca de Desarrollo (incorporated herein by reference to Exhibit 10.16 of its Registration Statement on Form F-4, File No. 333-102222)
10.8	Compliance and Settlement Agreement dated as of September 12, 2005 among TFM, Grupo TFM, Kansas City Southern, and the Federal Government of the United Mexican States (incorporated herein by reference to Exhibit 10.1 of its Current Report on Form 8-K, File No. 333-08322)
10.9	Employment Agreement, dated as of April 20, 2006 between Kansas City Southern de México, S.A. de C.V. and José Guillermo Zozaya Delano (incorporated herein by reference to its Quarterly Report on Form 10-Q, filed May 10, 2006, File No. 333-08322)
10.10	Credit Agreement, dated as of June 14, 2007, among KCSM as Borrower, Arrendadora KCSM, as Guarantor, and Bank of America, N.A., as administrative agent (the “2007 Credit Agreement”) (incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the second quarter 2007 filed on July 27, 2007, File No. 333-08322)
10.10.1	Amendment No. 1 and Waiver No. 1, dated as of December 19, 2007 to the 2007 Credit Agreement (incorporated herein by reference to Exhibit 10.10.1 of its Current Report on Form 8-K filed on December 26, 2007, File No. 333-08322)
10.10.2	Amendment No. 2, dated as of December 19, 2008 to the 2007 Credit Agreement is attached hereto as Exhibit 10.10.2
10.10.3	Amendment No. 3 and Waiver No. 2, dated as of February 11, 2009, to the 2007 Credit Agreement is attached hereto as Exhibit 10.10.3
10.11	Loan and Security Agreement dated as of February 28, 2008, between Kansas City Southern de México, S.A. de C.V., and Export Development Canada, (incorporated herein by reference to Exhibit 10.16 of its Registration Statement on Form S-4 filed on March 26, 2008, File No. 333-146519)
10.12	Employment Agreement, dated as of May 22, 2006, between Kansas City Southern de México, S.A. de C.V., and Julio Quintero Martinez (incorporated herein by reference to Exhibit 10.15 of its Registration Statement on Form S-4/A filed on March 26, 2008, file No. 333-146519)
10.13	Loan Agreement dated as of September 24, 2008, between Kansas City Southern de México, S.A. de C.V., as borrower and DVB Bank AG, as lender (incorporated herein by reference to Exhibit 10.1 of its Quarterly Report on Form 10-Q for the third quarter 2008 filed on October 28, 2008, File No. 333-08322)
12.1	Computation of Ratio of Earnings to Fixed Charges is attached hereto as Exhibit 12.1
23.1	Consent of KPMG Cárdenas Dosal, S.C. is attached to this Form 10-K as Exhibit 23.1
31.1	Certification of José Guillermo Zozaya Delano, President and Executive Representative of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 31.1
31.2	Certification of Michael W. Upchurch Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 31.2

Exhibit
No.	Exhibit

(32)	Section 1350 certifications
32.1	Certification furnished pursuant to 18 U.S.C. Section 1350 of José Guillermo Zozaya Delano, President and Executive Representative of the Company, is attached hereto as Exhibit 32.1
32.2	Certification furnished pursuant to 18 U.S.C. Section 1350 of Michael W. Upchurch, Chief Financial Officer of the Company, is attached to hereto as Exhibit 32.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 13, 2009.

Kansas City Southern de México, S.A. de C.V.

By	/s/ José Guillermo Zozaya Delano
José Guillermo Zozaya Delano
President and Executive Representative

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael R. Haverty Michael R. Haverty	President of the Board of Directors	February 13, 2009.

/s/ Michael W. Upchurch Michael W. Upchurch	Chief Financial Officer (Principal Financial Officer)	February 13, 2009.

/s/ Michael K. Borrows Michael K. Borrows	Chief Accounting Officer (Principal Accounting Officer)	February 13, 2009.

/s/ Patrick J. Ottensmeyer Patrick J. Ottensmeyer	Director	February 13, 2009.

/s/ James R. Jones James R. Jones	Director	February 13, 2009.

/s/ Larry M. Lawrence Larry M. Lawrence	Director	February 13, 2009.

Kansas City Southern de México, S.A. de C.V.

2008 Form 10-K Annual Report
Index to Exhibits

			Regulation S-K
			Item 601(b)
Exhibit		Document	Exhibit

10	.10.2	Amendment No. 2, dated as of December 19, 2008, to the 2007 Credit Agreement.	10
10	.10.3	Amendment No. 3 and Waiver No. 2, dated as of February 11, 2009, to the 2007 Credit Agreement.	10
12.1		Computation of Ratio of Earnings to Fixed Charges	12
23.1		Consent of KPMG Cárdenas Dosal, S.C	23
31.1		Certification of José Guillermo Zozaya Delano, President and Executive Representative of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31
31.2		Certification of Michael W. Upchurch, Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31
32.1		Certification of José Guillermo Zozaya Delano, President and Executive Representative of the Company, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	32
32.2		Certification of Michael W. Upchurch, Chief Financial Officer of the Company, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32