Form 10-Q
period 2009-03-31
Kansas City Southern de Mexico, S.A. de C.V.
filed 2009-04-30
CIK 1055294

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☐ Not applicable ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2009: 4,785,510,235

Kansas City Southern de México, S.A. de C.V. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Form 10-Q
March 31, 2009

Index

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Form 10-Q
March 31, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Introductory Comments.

The Consolidated Financial Statements included herein have been prepared by Kansas City Southern de México, S.A. de C.V. (“KCSM” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). For the purposes of this report, unless the context otherwise requires, all references herein to “KCSM” and the “Company” shall mean Kansas City Southern de México, S.A. de C.V. and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed, or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. These Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Results for the three months ended March 31, 2009 are not necessarily indicative of the results expected for the full year ending December 31, 2009.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Statements of Income

	Three Months
	Ended March 31,
	2009	2008
	(In millions) (Unaudited)

Revenues	$137.3	$206.0

Operating expenses:
Compensation and benefits	16.6	34.2
Purchased services	28.2	32.8
Fuel	18.2	28.9
Equipment costs	20.6	24.4
Depreciation and amortization	27.9	24.3
Casualties and insurance	2.0	1.2
Materials and other	7.5	4.2

Total operating expenses	121.0	150.0

Operating income	16.3	56.0
Equity in net earnings of unconsolidated affiliates	0.5	2.3
Interest expense	(22.1)	(21.6)
Debt retirement costs	(0.6)	—
Foreign exchange gain (loss)	(5.1)	2.5
Other income, net	0.3	0.7

Income (loss) before income taxes	(10.7)	39.9
Income tax (benefit) expense	(11.5)	9.5

Net income	$0.8	$30.4

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(In millions,
	except share amounts)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$126.2	$38.9
Accounts receivable, net	64.5	60.2
Related company receivable	24.1	29.0
Materials and supplies	29.1	27.0
Deferred income tax asset	56.0	56.0
Other current assets	51.7	54.6

Total current assets	351.6	265.7
Investments	46.6	46.4
Property and equipment, net of accumulated depreciation of $71.3 million and $60.6 million at March 31, 2009 and December 31, 2008, respectively	1,083.6	1,074.2
Concession assets, net of accumulated amortization of $199.4 million and $186.5 million at March 31, 2009 and December 31, 2008, respectively	1,167.7	1,182.1
Related company receivable	3.2	3.4
Deferred income tax asset	46.9	36.4
Other assets	31.3	32.1

Total assets	$2,730.9	$2,640.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$10.0	$9.9
Accounts payable and accrued liabilities	161.9	162.5
Related company payable	15.2	10.8

Total current liabilities	187.1	183.2
Long-term debt	1,103.8	948.5
Related company payable	0.1	0.3
Other noncurrent liabilities and deferred credits	73.1	75.8

Total liabilities	1,364.1	1,207.8

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 4,785,510,235 shares authorized, issued without par value	543.3	608.3
Additional paid in capital	243.6	243.6
Retained earnings	584.3	583.5
Accumulated other comprehensive loss	(4.4)	(2.9)

Total stockholders’ equity	1,366.8	1,432.5

Total liabilities and stockholders’ equity	$2,730.9	$2,640.3

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months
	Ended March 31,
	2009	2008
	(In millions) (Unaudited)

Operating activities:
Net income	$0.8	$30.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27.9	24.3
Deferred income taxes	(11.5)	9.5
Equity in undistributed earnings of unconsolidated affiliates	(0.5)	(2.3)
Deferred compensation	(1.6)	4.6
Debt retirement cost	0.6	—
Changes in working capital items:
Accounts receivable	(4.3)	2.4
Related companies	9.3	(20.7)
Materials and supplies	(2.1)	3.5
Other current assets	2.9	(30.3)
Accounts payable and accrued liabilities	(0.6)	13.9
Other, net	(0.1)	(14.2)

Net cash provided by operating activities	20.8	21.1

Investing activities:
Capital expenditures	(21.9)	(37.1)
Proceeds from disposal of property	1.4	0.2
Other, net	0.9	(19.0)

Net cash used for investing activities	(19.6)	(55.9)

Financing activities:
Proceeds from issuance of long-term debt	189.0	72.7
Repayment of long-term debt	(33.7)	(10.0)
Debt costs	(4.2)	(0.5)
Capital reduction — pro-rata distribution of common stock	(65.0)	—

Net cash provided by financing activities	86.1	62.2

Cash and cash equivalents:
Net increase during each period	87.3	27.4
At beginning of period	38.9	16.9

At end of period	$126.2	$44.3

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total
	(In millions)
	(Unaudited)

Balances at December 31, 2008	$608.3	$243.6	$583.5	$(2.9)	$1,432.5
Comprehensive income:
Net income	—	—	0.8	—	0.8
Cumulative translation adjustment — FTVM	—	—	—	(1.5)	(1.5)

Comprehensive income	—	—	0.8	(1.5)	(0.7)
Capital reduction — pro-rata reduction of common stock	(65.0)	—	—	—	(65.0)

Balances at March 31, 2009	$543.3	$243.6	$584.3	$(4.4)	$1,366.8

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in millions of U.S. dollars)

1.	Accounting Policies and Interim Financial Statements.

In the opinion of the management of KCSM, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results to be expected for the full year ending December 31, 2009. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Foreign currency balances.

At March 31, 2009, KCSM had financial assets and financial liabilities denominated in Mexican pesos of Ps.1,356.1 million and Ps.504.3 million, respectively. At December 31, 2008, KCSM had financial assets and financial liabilities denominated in Mexican pesos of Ps.1,377.4 million and Ps.649.3 million, respectively. At March 31, 2009 and at December 31, 2008, the exchange rate was Ps.14.33 and Ps.13.54, per U.S. dollar, respectively.

3.	Long Term Debt.

On February 11, 2009, KCSM entered into Amendment No. 3 and Waiver No. 2 (“KCSM Amendment No. 3”) to its unsecured credit agreement, dated as of June 14, 2007 (the “2007 Credit Agreement”). KCSM Amendment No. 3 amended Section 7.4 of the 2007 Credit Agreement to permit KCSM’s loan of $4.2 million to Panama Canal Railway Company (“PCRC”) made on December 28, 2007. KCSM Amendment No. 3 also waived any Defaults or Events of Default (as defined in the 2007 Credit Agreement) resulting from KCSM’s compliance with Section 7.4 of the 2007 Credit Agreement prior to the effective date of KCSM Amendment No. 3.

On March 30, 2009, KCSM issued $200.0 million of 12 1/2% Senior Notes due April 1, 2016 (the “12 1/2% Senior Notes”), which bear interest semiannually at a fixed annual rate of 12 1/2%. The 12 1/2% Senior Notes were issued at a discount to par value, resulting in an $11.0 million discount and a yield to maturity of 13 3/4%. The 12 1/2% Senior Notes are unsecured, unsubordinated obligations and rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations. KCSM used a portion of the net proceeds from the offering, to repay all amounts outstanding under the 2007 Credit Agreement. Upon repayment of the outstanding amounts, KCSM terminated its 2007 Credit Agreement, effective March 30, 2009. The 12 1/2% Senior Notes are redeemable at KCSM’s option in whole or in part on and after April 1, 2013, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2013 — 106.250%, 2014 — 103.125%, 2015 — 100.000%. In addition, KCSM may redeem up to 35% of the notes any time prior to April 1, 2012 from the proceeds of the sale of capital stock in KCSM or KCS. The 12 1/2% Senior Notes include certain covenants that restrict or prohibit certain actions.

4.	Capital reduction plan.

On December 22, 2008, KCSM shareholders approved a capital reduction plan of up to $250.0 million to be executed during the year ending December 31, 2009. Final amounts will be determined based on the recommendations of the Board of Directors, taking into consideration such factors as the cash position and investment commitments of the Company. On January 28, 2009, KCSM declared and paid a capital reduction of $65.0 million to the Company’s shareholders.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

5.	Commitments and Contingencies.

Concession duty.  Under the Concession, the Mexican government has the right to receive a payment from the Company equivalent to 0.5% of the gross revenue during the first 15 years of the Concession period and 1.25% during the remaining years of the Concession period. For the three months ended March 31, 2009 and 2008, the concession duty expense amounted to $0.7 million and $1.1 million, respectively, which was recorded within operating expenses.

Litigation.  The Company is a party to various legal proceedings and administrative actions, all of which, except as set forth below, are of an ordinary, routine nature and incidental to its operations. Included in these proceedings are various tort claims brought by current and former employees for job-related injuries and by third parties for injuries related to railroad operations. KCSM aggressively defends these matters and has established liability reserves, which management believes are adequate to cover expected costs. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of management, other than those proceedings described in detail below, such proceedings and actions should not, individually, or in the aggregate, have a material adverse effect on the Company’s financial condition and liquidity. However, a material adverse outcome in one or more of these proceedings could have a material adverse impact on the operating results of a particular quarter or fiscal year.

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

Certain Disputes with Ferromex.  KCSM and Ferrocarril Mexicano, S.A. de C.V.  (“Ferromex”) both initiated administrative proceedings seeking a determination by the Mexican Secretaría de Comunicaciones y Transportes (“Ministry of Communications and Transportation” or “SCT”) of the rates that the companies should pay each other in connection with the use of trackage rights. The SCT issued a ruling setting the rates for trackage rights in March of 2002. KCSM and Ferromex challenged the ruling.

Following the trial and appellate court decisions, in February 2006 the Mexican Supreme Court sustained KCSM’s appeal of the SCT’s trackage rights ruling, in effect vacating the ruling and ordering the SCT to issue a new ruling consistent with the Court’s decision. On June 27, 2008, KCSM was served with the new ruling issued by the SCT. In this ruling, the SCT established the consideration that KCSM and Ferromex must pay each other in connection with the use of the trackage rights granted in their respective concessions between 2002 and 2004, and further stated that in the event KCSM and Ferromex failed to reach an agreement in connection with the rates for the years after 2004, the SCT shall make a determination along the same lines. In September 2008, KCSM and Ferromex appealed this new ruling with the Mexican Tribunal Federal de Justicia Fiscal y Administrativa (“Administrative and Fiscal Federal Court”).

KCSM and Ferromex both initiated administrative proceedings seeking a determination by the SCT of the rates that the companies should pay each other in connection with the use of interline and terminal services. The SCT issued a ruling setting the rates for interline and terminal services in August of 2002. KCSM and Ferromex both challenged the ruling. In April 2005, the Administrative and Fiscal Federal Court ruled in favor of KCSM in the challenge to the SCT interline and terminal services decision. Ferromex, however, challenged

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

this court ruling before the Fifteenth Collegiate Court, and the Court ruled in its favor. Both Ferromex and KCSM have challenged the ruling on different grounds. This most recent challenge is now before the Mexican Supreme Court, which as of the date of this filing has yet to issue a decision on the matter.

In addition to the above, Ferromex has filed three commercial proceedings against KCSM. In the first claim, which was served in 2001 and is related to the payment of consideration for interline services, KCSM received a favorable decision and Ferromex has been ordered to pay related costs and expenses. Ferromex has appealed the decision. KCSM received an unfavorable decision in the second claim filed in 2004 and has filed a challenge to this judgment, the outcome of which is still pending. The third claim, filed in 2006, is an action for access to records related to interline services between 2002 and 2004. A final decision has not been rendered on the third claim. KCSM is continually analyzing all of the records related to this dispute to determine the adequacy of the reserves for the amounts due to, as well as due from, Ferromex.

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

In March 2008, the Auto Manufacturer filed an arbitration suit against KCSM under a contract entered into in 1999 for services to the Auto Manufacturer’s plants in Mexico, which, as amended, had a stated termination date of January 31, 2008. The Auto Manufacturer claims that the contract was implicitly extended and continued in effect beyond its stated termination date, and that KCSM is therefore required to continue abiding by its terms, including, but not limited to, the rates contemplated in such contract. KCSM claims that the contract did in fact expire on its stated termination date of January 31, 2008, and that services rendered thereafter are thus subject to the general terms and conditions (including rates) applicable in the absence of a specific contract, pursuant to Mexican law. Accordingly, KCSM filed a counterclaim against the Auto Manufacturer to, among other things, recover the applicable rate difference between the rates under the contract and KCSM’s rates. The Auto Manufacturer is also seeking a declaration by the arbitrator that the rates being assessed by KCSM are discriminatory, even though the rates being charged are within the legal rate limits set by Mexican law for such freight transportation. KCSM believes that the facts of this dispute provide it with strong legal arguments and intends to vigorously defend its claims in this proceeding. As a result, management believes the final resolution of these claims will not have any material impact on KCSM’s results of operations.

In May 2008, the arbitrator ordered that KCSM continue providing the service in the same way and at the same rates as it had done through March 2008, and ordered the Auto Manufacturer to provide a guaranty by depositing with KCSM the difference between the rates under the agreement and KCSM’s rates. KCSM initiated a judicial proceeding seeking enforcement of the Auto Manufacturer’s obligation to provide the guaranty and on January 8, 2009, KCSM received a court ruling ordering the Auto Manufacturer to deposit the amount of the guaranty with KCSM as required by the arbitrator. On February 11, 2009, the Auto Manufacturer was granted an injunction to avoid making the payment, but was ordered to provide a guaranty for the amount as determined by the court. The Auto Manufacturer posted a bond as a guaranty in March of 2009 and filed an appeal requesting that the amount of the guaranty be reduced. On April 2, 2009, the Collegiate Court reduced the amount of the guaranty to an amount it determined would compensate KCSM for the delay until the appeal was decided.

In May 2008, the SCT initiated a proceeding against KCSM, at the Auto Manufacturer’s request, alleging that KCSM impermissibly bundled international rail services and engaged in discriminatory pricing practices with respect to rail services provided by KCSM to the Auto Manufacturer. In March of 2009, the SCT issued

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

a decision determining that KCSM had engaged in the activities alleged, but imposed no sanction since this was the first time KCSM had engaged in such activities. KCSM intends to challenge the SCT’s decision.

On July 23, 2008, the SCT delivered notice to KCSM of new proceedings against KCSM, claiming, among other things, that KCSM refused to grant Ferromex access to certain trackage over which Ferromex alleges it has trackage rights on six different occasions and thus denied Ferromex the ability to provide service to the Auto Manufacturer at this location.

KCSM does not believe that these SCT proceedings will have a material adverse effect on its results of operations or financial condition. However, if KCSM is ultimately sanctioned in connection with the bundling and discriminatory pricing practices alleged by the Auto Manufacturer, any such sanction would be considered a “generic” sanction under Mexican law (i.e., sanctions applied to conduct not specifically referred to in specific subsections of the Mexican railway law). If challenges against any such sanction are conclusively ruled adversely to KCSM and a sanction is effectively imposed, and if the SCT imposes other “generic” sanctions on four additional occasions over the remaining term of KCSM’s railroad concession from the Mexican government (“the Concession”), KCSM could be subject to possible future SCT action seeking revocation of its Concession. Likewise, if each of the six refusals to allow Ferromex to serve the Auto Manufacturer in Coahuila were to be finally decided to warrant a separate sanction, KCSM could be subject to a future SCT action seeking revocation of its Concession. Revocation of the Concession would materially adversely affect KCSM’s results of operations and financial condition.

Disputes Relating to the Scope of the Mandatory Trackage Rights.  KCSM and Ferromex are parties to various cases involving disputes over the application and proper interpretation of the mandatory trackage rights. In particular, in August 2002, the SCT issued a ruling related to Ferromex’s trackage rights in Monterrey, Nuevo León. KCSM and Ferromex both appealed the SCT’s ruling and after considerable litigation, on September 17, 2008, the Mexican Administrative and Fiscal Federal Court announced a decision, which if upheld, would grant Ferromex rights that KCSM believes to be broader than those set forth in both its and Ferromex’s concession titles. KCSM further believes that this decision conflicts with current applicable law and with relevant judicial precedents. KCSM has challenged such resolution and intends to continue to pursue all other remedies available to it. KCSM believes that there will be no material adverse effect on KCSM’s results of operations or financial condition from the outcome of this case.

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

Mancera Proceeding.  In February 2006, Mancera Ernst & Young, S.C., (“Mancera”) filed a claim against KCSM seeking payment for an additional contingency fee for costs and expenses related to Mancera’s representation of KCSM in its value added tax or “VAT” claim against the Mexican government. Following litigation, KCSM was notified on February 10, 2009 that the Appeals Court of Mexico City released KCSM from any obligation for damages to Mancera but increased the amount of fees to be paid to Mancera above the contractual terms outlined in its engagement agreement with Mancera as interpreted by KCSM. KCSM has appealed this decision and intends to vigorously defend the matter. In addition, the Company believes that it has adequately reserved for its obligation and does not believe that the final resolution of this claim will have a material effect on the Company’s financial statements.

Credit Risk.  The Company continually monitors risks related to the downturn in the economy and certain customer receivable concentrations. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or further weakening in economic trends could have a significant impact on the collectability of KCSM’s receivables and operating results. If the financial condition of KCSM’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded reserves for uncollectability based on its best estimate at March 31, 2009.

Income Tax.  Tax returns filed in Mexico from 2003 through the current year remain open to examination by the taxing authority in Mexico. The tax return for 2003 is currently under review. The Company believes that an adequate provision has been made for any adjustment (taxes and interest) that will be assessed for all open years.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Kansas City Southern de México, S.A. de C.V.:

We have reviewed the accompanying consolidated balance sheet of Kansas City Southern de México, S.A. de C.V. and subsidiaries (the Company) as of March 31, 2009, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2009 and 2008, and the related statement of changes in stockholders’ equity for the three-month period ended March 31, 2009. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Kansas City, Missouri
April 30, 2009

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. The actual results of operations of Kansas City Southern de México, S.A. de C.V. (the “Company” or “KCSM”) could materially differ from those indicated in forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Item 1A — Risk Factors of Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which is on file with the U.S. Securities and Exchange Commission (File No. 333-08322) and which “Risk Factors” section is hereby incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. Forward-looking statements contained in this Form 10-Q will not be updated.

The following discussion, which is intended to clarify and focus on the Company’s results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 1 of this Form 10-Q, is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with those consolidated financial statements and the related notes, and is qualified by reference to them.

Management’s narrative analysis relates to the financial condition and results of operations of KCSM and its subsidiaries.

Results of Operations.

Net income for the first quarter of 2009 decreased $29.6 million compared to the prior year first quarter.

The following summarizes the consolidated income statement components (in millions).

	Three Months
	Ended March 31,		Change
	2009	2008	Dollars	Percent

Revenues	$137.3	$206.0	$(68.7)	(33)%

Operating expenses:
Compensation and benefits	16.6	34.2	(17.6)	(51)%
Purchased services	28.2	32.8	(4.6)	(14)%
Fuel	18.2	28.9	(10.7)	(37)%
Equipment costs	20.6	24.4	(3.8)	(16)%
Depreciation and amortization	27.9	24.3	3.6	15%
Casualties and insurance	2.0	1.2	0.8	67%
Materials and other	7.5	4.2	3.3	79%

Total operating expenses	121.0	150.0	(29.0)	(19)%

Operating income	16.3	56.0	(39.7)	(71)%
Equity in net earnings of unconsolidated affiliates	0.5	2.3	(1.8)	(78)%
Interest expense	(22.1)	(21.6)	(0.5)	2%
Debt retirement costs	(0.6)	—	(0.6)	(100)%
Foreign exchange gain (loss)	(5.1)	2.5	(7.6)	(304)%
Other income, net	0.3	0.7	(0.4)	(57)%

Income (loss) before income taxes	(10.7)	39.9	(50.6)	(127)%
Income tax (benefit) expense	(11.5)	9.5	(21.0)	(221)%

Net income	$0.8	$30.4	$(29.6)	(97)%

Revenues.

The following table summarizes revenues (in millions), and carload/unit statistics (in thousands). Certain prior period amounts have been reclassified to reflect changes in the commodity group to conform to the current year presentation.

	Revenues				Carloads and Units
	Three Months				Three Months
	Ended March 31,		Change		Ended March 31,		Change
	2009	2008	Dollars	Percent	2009	2008	Units	Percent

Chemical and petroleum	$30.6	$35.9	$(5.3)	(15)%	20.3	21.0	(0.7)	(3)%
Industrial and consumer products	34.7	55.7	(21.0)	(38)%	33.5	46.7	(13.2)	(28)%
Agriculture and minerals	37.0	55.8	(18.8)	(34)%	28.7	34.9	(6.2)	(18)%

Total general commodities	102.3	147.4	(45.1)	(31)%	82.5	102.6	(20.1)	(20)%
Intermodal	16.0	19.1	(3.1)	(16)%	47.8	60.8	(13.0)	(21)%
Automotive	11.7	27.0	(15.3)	(57)%	9.9	25.6	(15.7)	(61)%
Coal	3.7	5.1	(1.4)	(27)%	4.6	5.6	(1.0)	(18)%

Carload revenues, carloads and units	133.7	198.6	(64.9)	(33)%	144.8	194.6	(49.8)	(26)%

Other revenue	3.6	7.4	(3.8)	(51)%

Total revenues(i)	$137.3	$206.0	$(68.7)	(33)%

(i) Included in revenues:
Fuel surcharge	$10.1	$14.1

For the three months ended March 31, 2009 revenues decreased $68.7 million compared to the same period in 2008, primarily due to the overall decrease in carload/unit volumes resulting from the downturn in the economy, fluctuations in the U.S. dollar against the Mexican peso exchange rate and decreased fuel surcharge. Revenue per carload/unit decreased by 9.7%, due to unfavorable commodity mix, fuel surcharge and length of haul partially offset by an increase in core pricing. The following discussion provides an analysis of revenues by commodity group.

Revenues by commodity group
for the three months ended March 31, 2009

Chemical and petroleum.  Revenues decreased $5.3 million for the three months ended March 31, 2009, compared to the same period in 2008 due to the fluctuations in the U.S. dollar against the Mexican peso exchange rate and the decrease in volumes. Due to the downturn in the automotive industry, volumes decreased in plastic products and chemical products used to manufacture glass and paint.

Revenues by commodity group
for the three months ended March 31, 2009

Industrial and consumer products.  Revenues decreased $21.0 million for the three months ended March 31, 2009, compared to the same period in 2008, principally due to the decline in volume and the fluctuations in the U.S. dollar against the Mexican peso exchange rate. Metals and scrap products decreased due to adverse steel market conditions which began in late 2008. Cement, appliances and ceramic tile exports within the Other category decreased due to the continued slowdown of the construction industry, and forest products decreased due to the decline in the housing market.

Agriculture and minerals.  Revenues decreased $18.8 million for the three months ended March 31, 2009, compared to the same period in 2008, due to decreases in volume, length of haul, and revenue per unit. Grain traffic accounted for the majority of the decrease as traffic patterns shifted due to lower vessel freight rates and a decline in cross border traffic into Mexico. These factors resulted in a decrease in the length of haul and revenue per carload compared to the prior quarter.

Intermodal.  Revenues decreased $3.1 million for the three months ended March 31, 2009, compared to the same period in 2008, driven by decreases in volume. Due to the downturn in the economy, volumes of imports and exports of intermodal containerized business decreased.

Automotive.  Revenues decreased $15.3 million for the three months ended March 31, 2009, compared to the same period in 2008. The volume decrease was mainly driven by the continued overall downturn in the automotive industry, as consumer uncertainty and tightening credit markets have reduced overall demand and resulted in several unscheduled plant shutdowns.

Coal.  Revenues decreased $1.4 million for the three months ended March 31, 2009, compared to the same period in 2008, primarily due to a decrease in volume from shorter haul traffic and reduced overseas import of coal shipments destined for use within Mexico.

Operating expenses.

Operating expenses, as shown below (in millions), decreased $29.0 million for the three months ended March 31, 2009, when compared to the same period in 2008, primarily due to decreased carload/unit volumes, fluctuations in the U.S. dollar against the Mexican peso exchange rate and cost management actions. Certain prior period amounts have been reclassified to conform to the current year presentation.

	Three Months
	Ended March 31,		Change
	2009	2008	Dollars	Percent

Compensation and benefits	$16.6	$34.2	$(17.6)	(51)%
Purchased services	28.2	32.8	(4.6)	(14)%
Fuel	18.2	28.9	(10.7)	(37)%
Equipment costs	20.6	24.4	(3.8)	(16)%
Depreciation and amortization	27.9	24.3	3.6	15%
Casualties and insurance	2.0	1.2	0.8	67%
Materials and other	7.5	4.2	3.3	79%

Total operating expenses	$121.0	$150.0	$(29.0)	(19)%

Compensation and benefits.  Compensation and benefits decreased $17.6 million for the three months ended March 31, 2009, compared to the same period in 2008. The decrease primarily reflects a reduction in compensation and benefits due to the fluctuations in the U.S. dollar against the Mexican peso exchange rate, and decreases in statutory profit sharing expense and incentive compensation as a result of reduced operating income.

Purchased services.  Purchased services expense decreased $4.6 million for the three months ended March 31, 2009, compared to the same period in 2008, due to decreases in corporate expenses, locomotive maintenance expenses and terminal services driven by lower volumes.

Fuel.  Fuel expense decreased $10.7 million for the three months ended March 31, 2009, compared to the same period in 2008. The decrease was driven by lower consumption due to the decrease in traffic volume and the fluctuations in the U.S. dollar against the Mexican peso exchange rate.

Equipment costs.  Equipment costs decreased $3.8 million for the three months ended March 31, 2009, compared to the same period in 2008, primarily due to a decrease in the use of other railroads’ freight cars and car leases.

Depreciation and amortization.  Depreciation and amortization expenses increased $3.6 million for the three months ended March 31, 2009, compared to the same period in 2008, primarily due to a larger asset base.

Casualties and insurance.  Casualty and insurance expenses increased $0.8 million for the three months ended March 31, 2009, compared with the same period in 2008. This increase reflects a favorable insurance adjustment in 2008 and higher environmental remediation expenses, partially offset by lower derailment expense during the first quarter of 2009.

Materials and other.  Materials and other expenses increased $3.3 million for the three months ended March 31, 2009, compared to the same period in 2008. The increase reflects a favorable outcome related to a litigation dispute during the first quarter 2008 and an increase of materials used by roadway equipment during the first quarter of 2009. The increase was partially offset by a reduction in other employee expenses.

Non-Operating Expenses.

Equity in net earnings of unconsolidated affiliates.  Equity in earnings from unconsolidated affiliates was $0.5 million and $2.3 million for the three months ended March 31, 2009 and 2008, respectively. Equity in earnings of Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”) was a loss of $0.4 million for the three months ended March 31, 2009, compared to earnings of $1.3 million for the same period in 2008. The decrease was primarily due to the decrease in FTVM’s operating income. KCSM’s equity earnings of

Mexrail, Inc. was $0.9 million for the three months ended March 31, 2009, compared to $1.0 million for the same period in 2008.

Interest expense.  Interest expense increased $0.5 million for the three months ended March 31, 2009, compared to the same period 2008. The increase in interest expense was attributable to the increase in debt from financing locomotive acquisitions.

Debt retirement cost.  Debt retirement cost increased $0.6 million for the three months ended March 31, 2009, compared to the same period in 2008. In March 2009, KCSM repaid all amounts outstanding under the 2007 Credit Agreement and upon termination, wrote-off the unamortized debt issuance cost related to this debt.

Foreign exchange gain (loss).  For the three months ended March 31, 2009 and 2008, the average Mexican peso exchange rate per U.S. dollar was Ps.14.49 and Ps.10.76, respectively, resulting in a foreign exchange loss of $5.1 million compared to a foreign exchange gain of $2.5 million for the same period in 2008.

Other income, net.  Other income decreased $0.4 million for the three months ended March 31, 2009, compared to the same period in 2008, primarily due to fees paid by KCSM related to an amendment to the 2007 Credit Agreement in the first quarter 2009.

Income tax (benefit) expense.  For the three months ended March 31, 2009, the income tax benefit was $11.5 million as compared to a $9.5 million income tax expense for the same period in 2008. The $21.0 million decrease in income taxes was due to a pre-tax loss for the three months ended March 31, 2009 compared to pre-tax income for the same period in 2008. The effective income tax rate was 107.9% and 23.7% for the three months ended March 31, 2009 and 2008, respectively. The increase in the effective tax rate is primarily attributable to the reduced pre-tax income and foreign exchange rate fluctuations.

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

There were no material changes during the quarter in the Risk Factors disclosed in Item 1A, “Risk Factors,” in KCSM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Item 3.	Defaults Upon Senior Securities.

Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Item 4.	Submission of Matter to a Vote of Security Holders.

Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Description of Exhibits Filed with this Report

Exhibit No.

Exhibit 2.1	Registration Rights Agreement, dated March 30, 2009 (“2009 Registration Rights Agreement”), between Kansas City Southern de México, S.A. de C.V. (“KCSM”), Banc of America Securities, LLC, as representative of the placement agents listed therein, is attached to this Form 10-Q as Exhibit 2.1.
Exhibit 4.1	Indenture, dated as of March 30, 2009, between KCSM and U.S. Bank National Association, as trustee (the “2009 Indenture”), is attached to this Form 10-Q as Exhibit 4.1.
Exhibit 10.1	2009 Registration Rights Agreement. (See Exhibit 2.1)
Exhibit 10.2	2009 Indenture. (See Exhibit 4.1)
Exhibit 10.3	Placement Agreement dated March 24, 2009, between KCSM and Banc of America Securities LLC, as representative of the placement agents listed therein, is attached to this Form 10-Q as Exhibit 10.3.
Exhibit 31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.
Exhibit 31.2	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.
Exhibit 32.1	Principal Executive Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.
Exhibit 32.2	Principal Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2.

Description of Exhibits Incorporated by Reference

Exhibit No.

Exhibit 10.4	Amendment No. 3 and Waiver No. 2 dated as of February 11, 2009, to the 2007 Credit Agreement, filed as Exhibit 10.10.3 to KCSM’s Form 10-K filed on February 17, 2009, (File No. 333-08322), is incorporated herein by reference as Exhibit 10.4.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on April 30, 2009.

Kansas City Southern de México, S.A. de C.V.

/s/  Michael W. Upchurch
Michael W. Upchurch
Chief Financial Officer
(Principal Financial Officer)

/s/  Mary K. Stadler
Mary K. Stadler
Chief Accounting Officer
(Principal Accounting Officer)