Form 10-Q
period 2009-06-30
Kansas City Southern de Mexico, S.A. de C.V.
filed 2009-07-30
CIK 1055294

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2009: 4,785,510,235

Kansas City Southern de México, S.A. de C.V. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H(2).

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Form 10-Q
June 30, 2009

Index

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Form 10-Q
June 30, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Introductory Comments.

The Consolidated Financial Statements included herein have been prepared by Kansas City Southern de México, S.A. de C.V. (“KCSM” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). For the purposes of this report, unless the context otherwise requires, all references herein to “KCSM” and the “Company” shall mean Kansas City Southern de México, S.A. de C.V. and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted, pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Results for the three and six months ended June 30, 2009 are not necessarily indicative of the results expected for the full year ending December 31, 2009.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Statements of Operations

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
		(In millions)
		(Unaudited)

Revenues	$142.9	$221.0	$280.2	$427.0

Operating expenses:
Compensation and benefits	17.6	33.5	34.2	67.7
Purchased services	29.5	37.4	57.7	70.2
Fuel	20.2	29.4	38.4	58.3
Equipment costs	21.5	25.9	42.1	50.3
Depreciation and amortization	27.9	24.6	55.8	48.9
Casualties and insurance	2.2	2.9	4.2	4.1
Materials and other	11.8	8.2	19.3	12.4

Total operating expenses	130.7	161.9	251.7	311.9

Operating income	12.2	59.1	28.5	115.1
Equity in net earnings (losses) of unconsolidated affiliates	(0.8)	2.0	(0.3)	4.3
Interest expense	(31.0)	(21.5)	(53.1)	(43.1)
Debt retirement costs	—	—	(0.6)	—
Foreign exchange gain	6.0	6.8	0.9	9.3
Other income	0.9	0.1	1.2	0.8

Income (loss) before income taxes	(12.7)	46.5	(23.4)	86.4
Income tax (benefit) expense	4.3	13.4	(7.2)	22.9

Net income (loss)	$(17.0)	$33.1	$(16.2)	$63.5

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(In millions,
	except share amounts)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$51.0	$38.9
Accounts receivable, net	69.8	60.2
Related company receivable	16.1	29.0
Materials and supplies	37.1	27.0
Deferred income tax asset	95.6	56.0
Other current assets	40.8	54.6

Total current assets	310.4	265.7
Investments	46.7	46.4
Property and equipment, net of accumulated depreciation of $46.7 million and $60.6 million at June 30, 2009 and December 31, 2008, respectively	1,086.0	1,074.2
Concession assets, net of accumulated amortization of $210.9 million and $186.5 million at June 30, 2009 and December 31, 2008, respectively	1,153.3	1,182.1
Related company receivable	48.0	3.4
Deferred income tax asset	10.9	36.4
Other assets	29.9	32.1

Total assets	$2,685.2	$2,640.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$11.2	$9.9
Accounts payable and accrued liabilities	132.5	162.5
Related company payable	8.5	10.8

Total current liabilities	152.2	183.2
Long-term debt	1,108.5	948.5
Related company payable	0.1	0.3
Other noncurrent liabilities and deferred credits	73.6	75.8

Total liabilities	1,334.4	1,207.8

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 4,785,510,235 shares authorized, issued without par value	543.3	608.3
Additional paid-in capital	243.6	243.6
Retained earnings	567.3	583.5
Accumulated other comprehensive loss	(3.4)	(2.9)

Total stockholders’ equity	1,350.8	1,432.5

Total liabilities and stockholders’ equity	$2,685.2	$2,640.3

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months
	Ended June 30,
	2009	2008
	(In millions)
	(Unaudited)

Operating activities:
Net income (loss)	$(16.2)	$63.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	55.8	48.9
Deferred income taxes	(7.2)	22.9
Equity in undistributed losses (earnings) of unconsolidated affiliates	0.3	(4.3)
Deferred compensation	(1.6)	8.1
Distributions from unconsolidated affiliates	—	7.2
Debt retirement cost	0.6	—
Changes in working capital items:
Accounts receivable	(9.6)	(9.4)
Related companies	10.8	(41.1)
Materials and supplies	(10.1)	(0.3)
Other current assets	13.8	(67.3)
Accounts payable and accrued liabilities	(30.0)	6.1
Other, net	7.4	12.7

Net cash provided by operating activities	14.0	47.0

Investing activities:
Capital expenditures	(44.7)	(139.5)
Proceeds from disposal of property	1.5	0.5
Loan to related company	(45.0)	—
Other, net	1.3	—

Net cash used for investing activities	(86.9)	(139.0)

Financing activities:
Proceeds from issuance of long-term debt	189.0	82.7
Repayment of long-term debt	(34.8)	(0.4)
Debt costs	(4.2)	(0.5)
Capital reduction — pro-rata distribution of common stock	(65.0)	—

Net cash provided by financing activities	85.0	81.8

Cash and cash equivalents:
Net increase (decrease) during each period	12.1	(10.2)
At beginning of the period	38.9	16.9

At end of the period	$51.0	$6.7

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in millions of U.S. dollars)

1.	Accounting Policies and Interim Results.

In the opinion of the management of KCSM, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Recent Accounting Pronouncements.

In April of 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This statement also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. The Company adopted this statement prospectively for the reporting period ended June 30, 2009.

In May of 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”) which established accounting and disclosure requirements for subsequent events. SFAS 165 details the period after the balance sheet date during which the Company should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. The Company adopted this statement prospectively for the period ended June 30, 2009 and has evaluated subsequent events through July 30, 2009, the filing date of this report, and no events or transactions require additional recognition or disclosure.

In June of 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 addresses the elimination of FIN 46(R)’s exceptions to consolidating qualifying special-purpose entities (the “QSPE”) which means more entities will be subject to consolidation assessments and reassessments. The statement requires ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity (“VIE”) and clarifies characteristics that identify a VIE. In addition, SFAS 167 requires additional disclosures about a company’s involvement with a VIE and any significant changes in risk exposure due to that involvement. This statement is effective for the Company beginning on January 1, 2010. The Company is currently evaluating the impact of the adoption of SFAS 167 but does not anticipate it will have a material impact on its results of operations and financial condition.

In June of 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) to become the single source of authoritative U.S. GAAP (other than guidance issued by the SEC) superseding all then-existing non-SEC accounting and reporting standards. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP through the introduction of a new structure providing all authoritative literature to a topic in one place. The Codification is effective for interim and annual periods ending on or after September 15, 2009. The Company will reference the Codification beginning in the third quarter of fiscal 2009.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

3.	Foreign Currency Balances.

At June 30, 2009, KCSM had financial assets and financial liabilities denominated in Mexican pesos of Ps.1,370.3 million and Ps.721.5 million, respectively. At December 31, 2008, KCSM had financial assets and financial liabilities denominated in Mexican pesos of Ps.1,377.4 million and Ps.649.3 million, respectively. At June 30, 2009 and at December 31, 2008, the exchange rate was Ps.13.2 and Ps.13.5, per U.S. dollar, respectively. Gains and losses resulting from the remeasurement of financial assets and liabilities is included in the foreign exchange gain on the statement of operations.

4.	Fair Value Measurements.

The Company’s short term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short term financial instruments approximates the fair value due to their short term nature. These financial instruments either have no stated maturities or have short term maturities.

The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities. The fair value of the Company’s debt was $1,032.7 million and $830.1 million at June 30, 2009 and December 31, 2008, respectively. The financial statement carrying value was $1,119.7 million and $958.4 million at June 30, 2009 and December 31, 2008, respectively.

5.	Comprehensive Income.

Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income, a component of stockholders’ equity within the consolidated balance sheets, rather than net income. Under existing accounting standards, other comprehensive income for KCSM reflects the cumulative translation adjustment on FTVM.

KCSM’ total comprehensive income is as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In millions)
	(Unaudited)

Net income (loss)	$(17.0)	$33.1	$(16.2)	$63.5
Other comprehensive income:
Cumulative translation adjustment — FTVM	1.0	—	(0.5)	—

Total comprehensive income (loss)	$(16.0)	$33.1	$(16.7)	$63.5

6.	Revolving Credit Agreement.

KCSM, as lender and The Kansas City Southern Railway Company (“KCSR”), as borrower, entered into a Revolving Credit Agreement effective as of April 1, 2008 (the “Revolving Agreement”), pursuant to the terms of which KCSM may make one or more loans from time to time during the term of the Revolving Agreement. The Revolving Agreement is secured by certain assets of KCSR and terminates on December 31, 2013. As of June 30, 2009 and December 31, 2008, KCSM loaned KCSR $45.0 million and zero, respectively under the terms of the Revolving Agreement.

7.	Commitments and Contingencies.

Concession duty.  Under the KCSM’s railroad concession from the Mexican government (the “Concession”), the Mexican government has the right to receive a payment from the Company equivalent to

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

0.5% of the gross revenue during the first 15 years of the Concession period and 1.25% of the gross revenue during the remaining years of the Concession period. For the three and six months ended June 30, 2009, the concession duty expense, which is recorded within operating expenses, amounted to $0.7 million and $1.5 million, compared to $1.2 million and $2.3 million for the same periods in 2008.

Litigation.  The Company is a party to various legal proceedings and administrative actions, all of which, except as set forth below, are of an ordinary, routine nature and incidental to its operations. Included in these proceedings are various tort claims brought by current and former employees for job-related injuries and by third parties for injuries related to railroad operations. KCSM aggressively defends these matters and has established liability reserves, which management believes are adequate to cover expected costs. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of management, other than those proceedings described in detail below, such proceedings and actions should not, individually, or in the aggregate, have a material adverse effect on the Company’s financial condition and liquidity. However, a material adverse outcome in one or more of these proceedings could have a material effect on the results of operations in a particular quarter or fiscal year.

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

Following the trial and appellate court decisions, in February 2006 the Mexican Supreme Court sustained KCSM’s appeal of the SCT’s trackage rights ruling, in effect vacating the ruling and ordering the SCT to issue a new ruling consistent with the Court’s decision. On June 27, 2008, KCSM was served with the new ruling issued by the SCT. In this ruling, the SCT established the consideration that KCSM and Ferromex must pay each other in connection with the use of the trackage rights granted in their respective concessions between 2002 and 2004, and further stated that in the event KCSM and Ferromex failed to reach an agreement in connection with the rates for the years after 2004, the SCT shall make a determination along the same lines. In September 2008, KCSM and Ferromex appealed this new ruling with the Mexican Tribunal Federal de Justicia Fiscal y Administrativa (“Administrative and Fiscal Federal Court”), which as of the date of this filing has yet to issue a decision on the matter.

KCSM and Ferromex both initiated administrative proceedings seeking a determination by the SCT of the rates that the companies should pay each other in connection with the use of interline and terminal services. The SCT issued a ruling setting the rates for interline and terminal services in August of 2002. KCSM and Ferromex both challenged the ruling. In April 2005, the Administrative and Fiscal Federal Court ruled in favor of KCSM in the challenge to the SCT interline and terminal services decision. Ferromex, however, challenged this court ruling before the Fifteenth Collegiate Court, and the Court ruled in its favor. Both Ferromex and KCSM appealed the ruling to the Mexican Supreme Court. On June 30, 2009 the Mexican Supreme Court

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

sustained KCSM’s appeal and ordered the SCT to issue a new ruling consistent with the Court’s decision. As of the date of this filing, the SCT has not issued the new ruling on this matter.

In addition to the above, Ferromex has filed three commercial proceedings against KCSM. In the first claim, which was served in 2001 and is related to the payments for interline services, KCSM received a favorable decision and Ferromex has been ordered to pay related costs and expenses. Ferromex appealed the decision and a final decision favorable to KCSM was rendered in July of 2009. KCSM received an unfavorable decision in the second claim filed in 2004 and has filed a challenge to this judgment, the outcome of which is still pending. The third claim, filed in 2006, is an action for access to records related to interline services between 2002 and 2004. On May 28, 2009, the court ruled that the case should be dismissed and ordered Ferromex to pay KCSM judicial costs and expenses. On June 15, 2009, both parties appealed this ruling with the Local Court of Appeals. If the dismissal is upheld KCSM will be able to collect judicial cost and expenses. As of the date of this filing, the Court of Appeals has not resolved the appeals by Ferromex and KCSM.

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

Disputes Relating to the Scope of the Mandatory Trackage Rights.  KCSM and Ferromex are parties to various cases involving disputes over the application and proper interpretation of the mandatory trackage rights. In particular, in August 2002, the SCT issued a ruling related to Ferromex’s trackage rights in Monterrey, Nuevo León. KCSM and Ferromex both appealed the SCT’s ruling and after considerable litigation, on September 17, 2008, the Mexican Administrative and Fiscal Federal Court announced a decision favorable to Ferromex. On November 24, 2008, KCSM and Ferromex challenged the decision of the Mexican Administrative and Fiscal Federal Court with the Fifth Civil Federal Court of Appeals.

KCSM was notified on June 30, 2009, that in a session held on June 29, 2009, the magistrates of the Fifth Civil Federal Court of Appeals in Mexico had decided to grant KCSM’s most recent appeal. As of the date of this filing, KCSM has not received the written resolution containing the decision of the Collegiate Court. KCSM believes that there will be no material adverse effect on KCSM’s results of operations or financial condition from the outcome of this case.

Other SCT Sanction Proceedings.  In April 2006, the SCT initiated proceedings against KCSM, claiming that KCSM had failed to make certain minimum capital investments projected for 2004 and 2005 under its five-year business plan filed with the SCT prior to its April 2005 acquisition by Kansas City Southern or (“KCS”) (collectively, the “Capital Investment Proceedings”). KCSM believes it made capital expenditures exceeding the required amounts. KCSM responded to the SCT by providing evidence in support of its investments and explaining why it believes sanctions are not appropriate. In May 2007, KCSM was served with an SCT resolution regarding the Capital Investment Proceeding for 2004, where the SCT determined that KCSM had indeed failed to make the minimum capital investments required for such year, but resolved to impose no sanction as this would have been KCSM’s first breach of the relevant legal provisions. In June 2007, KCSM was served with an SCT resolution regarding the Capital Investment Proceeding for 2005, where the SCT determined that KCSM had indeed failed to make the minimum capital investments required for such year, and imposed a minimum fine. KCSM has filed actions challenging both the 2004 and 2005 investment plan resolutions issued by the SCT. KCSM will have the right to challenge any adverse ruling by the Mexican Administrative and Fiscal Federal Court.

In May 2008, the SCT initiated a proceeding against KCSM, at the request of a Mexican subsidiary of a large U.S. Auto Manufacturer (the “Auto Manufacturer”), alleging that KCSM impermissibly bundled international rail services and engaged in discriminatory pricing practices with respect to rail services provided by KCSM to the Auto Manufacturer. In March 2009, the SCT issued a decision determining that KCSM had

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

engaged in the activities alleged, but imposed no sanction since this was the first time KCSM had engaged in such activities. On May 6, 2009, KCSM challenged the SCT’s decision and the appeal is currently pending in the Administrative and Fiscal Federal Court.

On July 23, 2008, the SCT delivered notice to KCSM of new proceedings against KCSM, claiming, among other things, that KCSM refused to grant Ferromex access to certain trackage over which Ferromex alleges it has trackage rights on six different occasions and thus denied Ferromex the ability to provide service to the Auto Manufacturer at this location.

KCSM believes it has defenses to the imposition of sanctions for the forgoing proceedings and intends to vigorously contest these allegations. KCSM does not believe that these SCT proceedings will have a material adverse effect on its results of operations or financial condition. However, if KCSM is ultimately sanctioned by the SCT for “generic” sanctions on five occasions over the term of the Concession, KCSM could be subject to possible future SCT action seeking revocation of the Concession.

Disputes Relating to the Provision of Services to a Mexican subsidiary of a Large U.S. Auto Manufacturer.  KCSM is involved in several disputes related to providing service to a Mexican subsidiary of a large U.S. Auto Manufacturer (the “Auto Manufacturer”).

In March 2008, the Auto Manufacturer filed an arbitration suit against KCSM under a contract entered into in 1999 for services to the Auto Manufacturer’s plants in Mexico, which, as amended, had a stated termination date of January 31, 2008. The Auto Manufacturer claims that the contract was implicitly extended and continued in effect beyond its stated termination date, and that KCSM is therefore required to continue abiding by its terms, including, but not limited to, the rates contemplated in such contract. KCSM claims that the contract did in fact expire on its stated termination date of January 31, 2008, and that services rendered thereafter are thus subject to the general terms and conditions (including rates) applicable in the absence of a specific contract, pursuant to Mexican law. Accordingly, KCSM filed a counterclaim against the Auto Manufacturer to, among other things; recover the applicable rate difference between the rates under the contract and KCSM’s rates. The Auto Manufacturer is also seeking a declaration by the arbitrator that the rates being assessed by KCSM are discriminatory, even though the rates being charged are within the legal rate limits set by Mexican law for such freight transportation. On May 18, 2009, the arbitrator issued an award on the first phase of the arbitration proceeding, ruling that the contract had terminated on May 8, 2008. KCSM will initiate a judicial proceeding with the civil court seeking the enforcement of the arbitration award. As of the date of this filing, the second phase of the arbitration proceeding regarding the declaration of the arbitrator that the rates assessed by KCSM are discriminatory has not been resolved. Management believes the final resolution of these claims will not have any material impact on KCSM’s results of operations.

In May 2008, the arbitrator ordered that KCSM continue providing the service in the same way and at the same rates as it had done through March 2008, and ordered the Auto Manufacturer to provide a guaranty by depositing with KCSM the difference between the rates under the agreement and KCSM’s rates. KCSM initiated a judicial proceeding seeking enforcement of the Auto Manufacturer’s obligation to provide the guaranty and on January 8, 2009, KCSM received a Civil Court ruling ordering the Auto Manufacturer to deposit the amount of the guaranty with KCSM as required by the arbitrator. On February 11, 2009, the Auto Manufacturer filed an appeal and was granted an injunction with the District Court to avoid making the payment, but was ordered to provide a guaranty for the amount as determined by the Civil Court. The Auto Manufacturer posted a bond as a guaranty in March of 2009 and filed an appeal requesting that the amount of the guaranty be reduced. On April 2, 2009, the Collegiate Court reduced the amount of the guaranty to an amount it determined would compensate KCSM for the delay until the appeal was decided. On May 22, 2009, a copy of the arbitration award was filed with the District Court so that it could be considered in the next ruling on the merits of the appeal. As of the date of this filing, the District Court has not resolved the appeal issued by the Auto Manufacturer.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Mancera Proceeding.  In February 2006, Mancera Ernst & Young, S.C., (“Mancera”) filed a claim against KCSM seeking payment for an additional contingency fee for costs and expenses related to Mancera’s representation of KCSM in its value added tax or “VAT” claim against the Mexican government. Following litigation, KCSM was notified on May 29, 2009, that in a session held on May 28, 2009, the magistrates of the Twelfth Civil Federal Court of Appeals in Mexico decided by majority vote to deny KCSM’s most recent appeal.

Though KCSM’s specific payment obligations resulting from the decision have not been determined, KCSM estimates that under the decision, KCSM’s obligation to Mancera on the principal claim will be $7.8 million. KCSM previously made a good faith payment to the Mexico courts of $2.6 million in December 2007. As a result of this decision, KCSM will be obligated to pay Mancera an additional $5.2 million on the principal claim within approximately four to six months. KCSM has exhausted its remedies with respect to the principal claim. On June 30, 2009, KCSM filed a new appeal with the Twelfth Civil Federal Court of Appeals with regard to the obligation to pay interest. If KCSM does not prevail in this new appeal and is finally condemned to pay the applicable interest, the amount of interest KCSM is required to pay will be determined in a separate proceeding, which it anticipates would take approximately twelve to sixteen months. Including a reserve for estimated interest potentially accruing from the settlement, KCSM recognized pre-tax expense of $7.0 million in the second quarter of 2009 related to this court decision.

Credit Risk.  The Company continually monitors risks related to the downturn in the economy and certain customer receivable concentrations. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or further weakening in economic trends could have a significant impact on the collectability of KCSM’s receivables and operating results. If the financial condition of KCSM’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded reserves for uncollectability based on its best estimate at June 30, 2009.

Income Tax.  Tax returns filed in Mexico from 2003 through the current year remain open to examination by the taxing authority in Mexico. The tax return for 2003 is currently under review. The Company believes that an adequate provision has been made for any adjustment (taxes and interest) that will be assessed for all open years. However, an unexpected adverse resolution could have a material effect on the results of operations in a particular quarter or fiscal year.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Kansas City Southern de México, S.A. de C.V.:

We have reviewed the accompanying consolidated balance sheet of Kansas City Southern de México, S.A. de C.V. and subsidiaries (the Company) as of June 30, 2009, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2009 and 2008 and the related consolidated statement of cash flows for six-month periods ended June 30, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management.

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
July 30, 2009

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

Results of Operations.

The following summarizes the consolidated statement of operations components (in millions).

	Three Months
	Ended June 30,		Change
	2009	2008	Dollars	Percent

Revenues	$142.9	$221.0	$(78.1)	(35)%
Operating expenses	130.7	161.9	(31.2)	(19)%

Operating income	12.2	59.1	(46.9)	(79)%
Equity in net earnings (losses) of unconsolidated affiliates	(0.8)	2.0	(2.8)	(140)%
Interest expense	(31.0)	(21.5)	(9.5)	44%
Foreign exchange gain	6.0	6.8	(0.8)	(12)%
Other income, net	0.9	0.1	0.8	800%

Income (loss) before income taxes	(12.7)	46.5	(59.2)	(127)%
Income tax expense	4.3	13.4	(9.1)	(68)%

Net income (loss)	$(17.0)	$33.1	$(50.1)	(151)%

	Six Months
	Ended June 30,		Change
	2009	2008	Dollars	Percent

Revenues	$280.2	$427.0	$(146.8)	(34)%
Operating expenses	251.7	311.9	(60.2)	(19)%

Operating income	28.5	115.1	(86.6)	(75)%
Equity in net earnings (losses) of unconsolidated affiliates	(0.3)	4.3	(4.6)	(107)%
Interest expense	(53.1)	(43.1)	(10.0)	23%
Debt retirement costs	(0.6)	—	(0.6)	(100)%
Foreign exchange gain	0.9	9.3	(8.4)	(90)%
Other income, net	1.2	0.8	0.4	50%

Income (loss) before income taxes	(23.4)	86.4	(109.8)	(127)%
Income tax (benefit) expense	(7.2)	22.9	(30.1)	(131)%

Net income (loss)	$(16.2)	$63.5	$(79.7)	(126)%

Revenues.

The following table summarizes revenues (in millions), and carload/unit statistics (in thousands).

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months			Three Months			Three Months
	Ended June 30,			Ended June 30,			Ended June 30,
	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change

Chemical and petroleum	$34.0	$38.8	(12)%	21.7	21.3	2%	$1,566.8	$1,821.6	(14)%
Industrial and consumer products	40.7	65.0	(37)%	34.4	51.6	(33)%	1,183.1	1,259.7	(6)%
Agriculture and minerals	38.9	57.6	(32)%	28.3	36.0	(21)%	1,374.6	1,600.0	(14)%

Total general commodities	113.6	161.4	(30)%	84.4	108.9	(22)%	1,346.0	1,482.1	(9)%
Intermodal	16.0	22.2	(28)%	45.8	63.7	(28)%	349.3	348.5	0%
Automotive	5.9	30.8	(81)%	7.4	26.2	(72)%	797.3	1,175.6	(32)%
Coal	3.5	5.0	(30)%	4.4	5.1	(14)%	795.5	980.4	(19)%

Carload revenues, carloads and units	139.0	219.4	(37)%	142.0	203.9	(30)%	$978.9	$1,076.0	(9)%

Other revenue	3.9	1.6	144%

Total revenues(i)	$142.9	$221.0	(35)%

(i) Included in revenues:
Fuel surcharge	$10.3	$15.2

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Six Months			Six Months			Six Months
	Ended June 30,			Ended June 30,			Ended June 30,
	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change

Chemical and petroleum	$64.6	$74.7	(14)%	42.0	42.3	(1)%	$1,538.1	$1,766.0	(13)%
Industrial and consumer products	75.3	120.7	(38)%	67.9	98.3	(31)%	1,109.0	1,227.9	(10)%
Agriculture and minerals	75.9	113.4	(33)%	56.9	70.8	(20)%	1,333.9	1,601.7	(17)%

Total general commodities	215.8	308.8	(30)%	166.8	211.4	(21)%	1,293.8	1,460.7	(11)%
Intermodal	32.0	41.2	(22)%	93.7	124.5	(25)%	341.5	330.9	3%
Automotive	17.5	57.9	(70)%	17.3	51.9	(67)%	1,011.6	1,115.6	(9)%
Coal	7.2	10.1	(29)%	9.0	10.6	(15)%	800.0	952.8	(16)%

Carload revenues, carloads and units	272.5	418.0	(35)%	286.8	398.4	(28)%	$950.1	$1,049.2	(9)%

Other revenue	7.7	9.0	(14)%

Total revenues(i)	$280.2	$427.0	(34)%

(i) Included in revenues:
Fuel surcharge	$20.4	$29.3

For the three and six months ended June 30, 2009 revenues decreased $78.1 million and $146.8 million compared to the same periods in 2008, primarily due to the overall decrease in carload/unit volumes due to the downturn in the economy and the effect of unfavorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso for revenues denominated in Mexican pesos. The following discussion provides an analysis of revenues by commodity group.

Revenues by Commodity Group
for the three months ended June 30, 2009

Chemical and petroleum.  Revenues decreased $4.8 million and $10.1 million during the three and six months ended June 30, 2009, compared to the same periods in 2008, due to unfavorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso. Revenues decreased in plastic products and chemical products used to manufacture glass and paint, as result of the downturn in the automotive industry. These factors were somewhat offset by increases in petroleum shipments.

Industrial and consumer products.  Revenues decreased $24.3 million and $45.4 million during the three and six months ended June 30, 2009, compared to the same periods in 2008, due to decreases in volume and unfavorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso. Metals and scrap volume decreased due to the continued adverse steel market conditions which began in late 2008. Cement, appliances and ceramic tile exports within the other category decreased due to the continued slowdown of the construction industry. Pulp and scrap paper imports within the forest products decreased due to continued slowdown and higher product prices.

Agriculture and minerals.  Revenues decreased $18.7 million and $37.5 million during the three and six months ended June 30, 2009, compared to the same periods in 2008, due to decreases in volume and unfavorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso. Grain traffic accounted for the majority of the decrease as traffic patterns shifted due to a combination of factors. There was an abundant supply of grain, primarily corn that was grown in Mexico as well as an abundant supply of alternative grains, which drove a substitution and substantially reduced the length of haul. In addition, significantly lower vessel freight rates from U.S. ports along the Gulf of Mexico drove a substitution from rail to barge for certain shipments to Mexico.

Intermodal.  Revenues decreased $6.2 million and $9.2 million during the three and six months ended June 30, 2009, compared to the same periods in 2008, due to a reduction in volume driven by unfavorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso and aggressive truck competition. Additionally, cross border auto part shipments were reduced due to the bankruptcy of two U.S. automotive companies resulting in several unscheduled plant shutdowns.

Automotive.  Revenues decreased $24.9 million and $40.4 million during the three and six months ended June 30, 2009, compared to the same periods in 2008. The volume decrease was driven by the continued overall downturn in the automotive industry caused by consumer uncertainty and tightening credit markets. In addition, the bankruptcy of two U.S. automotive companies resulted in several unscheduled plant shutdowns.

Coal.  Revenues decreased $1.5 million and $2.9 million during the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to a decrease in volume, decrease in length of haul, and reduced petroleum coke shipments for use within Mexico.

Operating expenses.

Operating expenses, as shown below (in millions), decreased $31.2 million and $60.2 million for the three and six months ended June 30, 2009, when compared to the same periods in 2008, primarily due to decreased carload/unit volumes, the effect of favorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso for operating expenses denominated in Mexican pesos, and cost management actions. Certain prior period amounts have been reclassified to conform to the current year presentation.

	Three Months
	Ended June 30,		Change
	2009	2008	Dollars	Percent

Compensation and benefits	$17.6	$33.5	$(15.9)	(47)%
Purchased services	29.5	37.4	(7.9)	(21)%
Fuel	20.2	29.4	(9.2)	(31)%
Equipment costs	21.5	25.9	(4.4)	(17)%
Depreciation and amortization	27.9	24.6	3.3	13%
Casualties and insurance	2.2	2.9	(0.7)	(24)%
Materials and other	11.8	8.2	3.6	44%

Total operating expenses	$130.7	$161.9	$(31.2)	(19)%

	Six Months
	Ended June 30,		Change
	2009	2008	Dollars	Percent

Compensation and benefits	$34.2	$67.7	$(33.5)	(49)%
Purchased services	57.7	70.2	(12.5)	(18)%
Fuel	38.4	58.3	(19.9)	(34)%
Equipment costs	42.1	50.3	(8.2)	(16)%
Depreciation and amortization	55.8	48.9	6.9	14%
Casualties and insurance	4.2	4.1	0.1	2%
Materials and other	19.3	12.4	6.9	56%

Total operating expenses	$251.7	$311.9	$(60.2)	(19)%

Compensation and benefits.  Compensation and benefits decreased $15.9 million and $33.5 million for the three and six months ended June 30, 2009, compared to the same periods in 2008. The decrease primarily reflects a reduction in compensation and benefits due to favorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso, and decreases in statutory profit sharing expense, incentive compensation and other employee benefits as a result of reduced operating income.

Purchased services.  Purchased services expense decreased $7.9 million and $12.5 million for the three and six months ended June 30, 2009, compared to the same periods in 2008, principally due to decreases in locomotive maintenance expenses, corporate expenses, security expenses and terminal services driven by lower volumes.

Fuel.  Fuel expense decreased $9.2 million and $19.9 million for the three and six months ended June 30, 2009, compared to the same periods in 2008. The decrease was driven by lower consumption due to the decrease in traffic volume, favorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso and increased fuel efficiency.

Equipment costs.  Equipment costs decreased $4.4 million and $8.2 million for the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to a decrease in the use of other railroads’ freight cars.

Depreciation and amortization.  Depreciation and amortization expenses increased $3.3 million and $6.9 million for the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to significant capital investments during 2008.

Casualties and insurance.  Casualty and insurance expenses decreased $0.7 million for the three months ended June 30, 2009, compared to the same period in 2008, primarily due to fewer incidents related to derailments. For the six months ended June 30, 2009, compared to the same period in 2008, casualties and insurance increased $0.1 million primarily due to a favorable insurance adjustment in 2008 and higher environmental remediation expenses, partially offset by lower derailment expense.

Materials and other.  Materials and other expenses increased $3.6 million and $6.9 million for the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to an unfavorable outcome related to a litigation dispute. In addition, the first quarter of 2008 included a reduction in a legal reserve. These increases were partially offset by lower concession duty and other employee expenses.

Non-Operating Expenses.

Equity in net earnings of unconsolidated affiliates.  Equity in earnings from unconsolidated affiliates was a loss of $0.8 million and $0.3 million for the three and six months ended June 30, 2009, compared to an income of $2.0 million and $4.3 million for the same periods in 2008. Significant components of this change are as follows:

•	KCSM’s equity earnings of Ferrocarril y Terminal del Valle de México (“FTVM”) was a gain of $0.6 million and $0.2 million for the three and six months ended June 30, 2009, compared to earnings of $1.3 million and $2.6 for the same periods in 2008. The decrease is primarily due a decline in volume due to the downturn in the economy and an adjustment related to negotiation of a maintenance agreement in the second quarter of 2008.

•	KCSM’s equity earnings of Mexrail, Inc. was a loss of $1.4 million and $0.5 million for the three and six months ended June 30, 2009, compared to earnings of $0.7 million and $1.7 million for the same periods in 2008. The decrease is primarily due to an increase in claims under trackage rights agreements.

Interest expense.  Interest expense increased $9.5 million and $10.0 million for the three and six months ended June 30, 2009, compared to the same periods in 2008. The increase in interest expense was attributable to higher average interest rates and debt balances and interest expense related to an unfavorable litigation outcome.

Debt retirement cost.  For the three months ended June 30, 2009 and 2008, there was no cost related to debt retirement. Debt retirement cost increased $0.6 million for the six months ended June 30, 2009, compared to the same period in 2008. In March 2009, KCSM repaid all amounts outstanding under the 2007 Credit Agreement and upon termination, wrote-off the unamortized debt issuance cost related to this debt.

Foreign exchange.  For the three and six months ended June 30, 2009, the foreign exchange gain was $6.0 million and $0.9 million, compared to a foreign exchange gain of $6.8 million and $9.3 million for the same periods in 2008. The decrease in foreign exchange gain was due to fluctuations in the value of the U.S. dollar against the value of the Mexican peso.

Other income, net.  Other income increased $0.8 million and $0.4 million for the three and six months ended June 30, 2009, compared to the same periods in 2008; this increase was primarily due to one time miscellaneous expense recorded in 2008.

Income tax (benefit) expense.  For the three and six months ended June 30, 2009, income tax expense decreased $9.1 million and $30.1 million, compared to the same periods in 2008. The effective income tax rate was (34.6%) and 30.7% for the three and six months ended June 30, 2009, as compared to 28.8% and

26.5% for the same periods in 2008. The changes in income tax expense and the effective income tax rate were due to lower pre-tax income and foreign exchange rate fluctuations.

Item 3.	Qualitative and Quantitative Disclosure About Market Risk.

Omitted pursuant to General Instruction H(2)(c) of Form 10-Q.

Item 4.	Controls and Procedures.

(a)  Disclosure Controls and Procedures.

As of the end of the period for which this Quarterly Report on Form 10-Q is filed, the Company’s President and Executive Representative and Chief Financial Officer have each reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the President and Executive Representative and Chief Financial Officer have each concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the President and Executive Representative and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 4T.	Controls and Procedures.

Not applicable.

PART II — OTHER INFORMATION.

Item 1.	Legal Proceedings.

For information related to the Company’s legal proceedings, see Note 7 “Commitments and Contingencies,” under Part I, Item 1, of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors.

There are no material changes to the Risk Factors disclosed under Item 1A, “Risk Factors,” in KCSM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Item 3.	Defaults Upon Senior Securities.

Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Item 4.	Submission of Matter to a Vote of Security Holders.

Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Description of Exhibits filed with this Report

Exhibit No.

Exhibit 31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.
Exhibit 31.2	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.
Exhibit 32.1	Principal Executive Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.
Exhibit 32.2	Principal Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2.

Description of Exhibits Incorporated by Reference

Exhibit No.

Exhibit 10.1	English translation of Amendment Agreement to the Individual Indefinite Employment Contract of April 2, 2006, dated May 27, 2009, between KCSM and José Guillermo Zozaya Delano (incorporated herein by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 2, 2009, File No. 333-08322)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on July 30, 2009.

Kansas City Southern de México, S.A. de C.V.

/s/  Michael W. Upchurch
Michael W. Upchurch
Chief Financial Officer
(Principal Financial Officer)

/s/  Mary K. Stadler
Mary K. Stadler
Chief Accounting Officer
(Principal Accounting Officer)