Form 10-Q
period 2009-09-30
Kansas City Southern de Mexico, S.A. de C.V.
filed 2009-10-29
CIK 1055294

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2009: 4,785,510,235

Kansas City Southern de México, S.A. de C.V. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format permitted by General Instruction H(2).

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Form 10-Q
September 30, 2009

Index

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Form 10-Q
September 30, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Introductory Comments

The Consolidated Financial Statements included herein have been prepared by Kansas City Southern de México, S.A. de C.V. (“KCSM” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). For the purposes of this report, unless the context otherwise requires, all references herein to “KCSM” and the “Company” shall mean Kansas City Southern de México, S.A. de C.V. and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted, pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results expected for the full year ending December 31, 2009.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Statements of Operations

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
		(In millions)
		(Unaudited)

Revenues	$158.3	$215.2	$438.5	$642.2

Operating expenses:
Compensation and benefits	19.8	26.9	54.0	94.6
Purchased services	21.6	34.2	79.3	104.4
Fuel	22.6	30.6	61.0	88.9
Equipment costs	22.4	24.9	64.5	75.2
Depreciation and amortization	25.5	26.7	81.3	75.6
Casualties and insurance	1.4	6.0	5.6	10.1
Materials and other	8.6	10.8	27.9	23.2

Total operating expenses	121.9	160.1	373.6	472.0

Operating income	36.4	55.1	64.9	170.2
Equity in net earnings of unconsolidated affiliates	1.5	1.2	1.2	5.5
Interest expense	(28.1)	(21.8)	(81.2)	(64.9)
Debt retirement costs	—	—	(0.6)	—
Foreign exchange gain (loss)	(1.5)	(8.5)	(0.6)	0.8
Other income, net	0.8	1.5	2.0	2.3

Income (loss) before income taxes	9.1	27.5	(14.3)	113.9
Income tax (benefit) expense	2.8	4.8	(4.4)	27.7

Net income (loss)	$6.3	$22.7	$(9.9)	$86.2

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(In millions,
	except share amounts)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$86.5	$38.9
Accounts receivable, net	66.6	60.2
Related company receivable	16.1	29.0
Materials and supplies	37.1	27.0
Deferred income tax asset	95.6	56.0
Other current assets	30.4	54.6

Total current assets	332.3	265.7
Investments	48.1	46.4
Property and equipment, net of accumulated depreciation of $60.8 million and $60.6 million at September 30, 2009 and December 31, 2008, respectively	1,098.9	1,074.2
Concession assets, net of accumulated amortization of $215.5 million and $186.5 million at September 30, 2009 and December 31, 2008, respectively	1,146.4	1,182.1
Related company receivable	2.9	3.4
Deferred income tax asset	7.9	36.4
Other assets	26.8	32.1

Total assets	$2,663.3	$2,640.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$11.0	$9.9
Accounts payable and accrued liabilities	134.8	162.5
Related company payable	2.5	10.8

Total current liabilities	148.3	183.2
Long-term debt	1,104.9	948.5
Related company debt	21.6	0.3
Other noncurrent liabilities and deferred credits	67.6	75.8

Total liabilities	1,342.4	1,207.8

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 4,785,510,235 shares authorized, issued without par value	507.3	608.3
Additional paid-in capital	243.6	243.6
Retained earnings	573.6	583.5
Accumulated other comprehensive loss	(3.6)	(2.9)

Total stockholders’ equity	1,320.9	1,432.5

Total liabilities and stockholders’ equity	$2,663.3	$2,640.3

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months
	Ended
	September 30,
	2009	2008
	(In millions)
	(Unaudited)

Operating activities:
Net income (loss)	$(9.9)	$86.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	81.3	75.6
Deferred income taxes	(4.4)	27.7
Equity in undistributed earnings of unconsolidated affiliates	(1.2)	(5.5)
Deferred compensation	(1.7)	8.3
Distributions from unconsolidated affiliates	—	7.2
Debt retirement cost	0.6	—
Changes in working capital items:
Accounts receivable	(6.4)	19.5
Related companies	4.8	(56.1)
Materials and supplies	(10.1)	4.3
Other current assets	24.2	(64.5)
Accounts payable and accrued liabilities	8.2	26.7
Other, net	—	17.0

Net cash provided by operating activities	85.4	146.4

Investing activities:
Capital expenditures	(108.9)	(185.0)
Proceeds from disposal of property	6.0	0.5
Other, net	(1.3)	(1.0)

Net cash used for investing activities	(104.2)	(185.5)

Financing activities:
Proceeds from issuance of long-term debt	189.0	125.0
Proceeds from issuance of related company debt	21.6	—
Repayment of long-term debt	(39.0)	(23.4)
Debt costs	(4.2)	(1.0)
Dividends paid	—	(7.1)
Capital reduction — pro-rata distribution of common stock	(101.0)	—

Net cash provided by financing activities	66.4	93.5

Cash and cash equivalents:
Net increase during each period	47.6	54.4
At beginning of the year	38.9	16.9

At end of the period	$86.5	$71.3

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

				Accumulated
		Additional		Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Loss	Total
	(In millions)
	(Unaudited)

Balances at December 31, 2008	$608.3	$243.6	$583.5	$(2.9)	$1,432.5
Comprehensive loss:
Net loss	—	—	(9.9)	—	(9.9)
Cumulative translation adjustment — FTVM	—	—	—	(0.7)	(0.7)

Comprehensive loss	—	—	(9.9)	(0.7)	(10.6)
Capital reduction — pro-rata reduction of common stock	(101.0)	—	—	—	(101.0)

Balances at September 30, 2009	$507.3	$243.6	$573.6	$(3.6)	$1,320.9

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in millions of U.S. dollars)

1.	Accounting Policies, Interim Results and Basis of Presentation

In the opinion of the management of KCSM, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The Company has evaluated subsequent events through October 29, 2009, the date that these financial statements were issued and determined that no subsequent events occurred that would require additional recognition or disclosure. These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three and nine months ended September 30, 2009, are not necessarily indicative of the results expected for the full year ending December 31, 2009. Certain prior year amounts have been reclassified to conform to the current year presentation.

During the third quarter of 2009, the Company identified that changes in accounts payable and accrued liabilities related to capital spending had not been correctly presented in the Company’s prior period consolidated cash flow statements. Changes in these accruals had previously been classified within cash flows from operating activities and should have been classified as capital expenditures within investing activities, in order to report capital expenditures on a cash basis rather than on an accrual basis. The accompanying consolidated cash flow statement for the nine months ended September 30, 2009 presents capital expenditures on a cash basis. This misclassification was not material to net cash provided by operating activities, capital expenditures, and net cash used by investing activities for the nine months ended September 30, 2008.

2.	Recent Accounting Pronouncements

In June of 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 addresses the elimination of FIN 46(R)’s exceptions to consolidating qualifying special-purpose entities, which means more entities will be subject to consolidation assessments and reassessments. The statement requires ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity (“VIE”) and clarifies characteristics that identify a VIE. In addition, SFAS 167 requires additional disclosures about a company’s involvement with a VIE and any significant changes in risk exposure due to that involvement. This statement is effective for the Company beginning on January 1, 2010. The Company is currently evaluating the impact of the adoption of SFAS 167 but does not anticipate it will have a material impact on its results of operations and financial condition.

3.	Foreign Currency Balances

At September 30, 2009, KCSM had financial assets and financial liabilities denominated in Mexican pesos of Ps.1,361.5 million and Ps.663.1 million, respectively. At December 31, 2008, KCSM had financial assets and financial liabilities denominated in Mexican pesos of Ps.1,377.4 million and Ps.649.3 million, respectively. At September 30, 2009 and at December 31, 2008, the exchange rate was Ps.13.5 per U.S. dollar. Gains and losses resulting from the remeasurement of financial assets and liabilities is included in foreign exchange gain (loss) in the statement of operations.

4.	Fair Value Measurements

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

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $1,135.1 million and $830.1 million at September 30, 2009 and December 31, 2008, respectively. The financial statement carrying value was $1,137.5 million and $958.4 million at September 30, 2009 and December 31, 2008, respectively.

5.	Loan Agreement

On September 29, 2009, KCSM entered into an unsecured loan agreement (the “Loan Agreement”) with a wholly-owned subsidiary of Kansas City Southern (“KCS”). Pursuant to the terms of the Loan Agreement, KCSM received $21.6 million for general corporate purposes. The Loan Agreement requires KCSM to make annual interest payments at a rate of 7.5%, with the principal payment due on September 29, 2012.

6.	Capital Reduction Plan

On December 22, 2008, KCSM shareholders approved a capital reduction plan of up to $250.0 million to be executed during the year ending December 31, 2009. Final reduction amounts are to be determined based on the recommendations of the Board of Directors, taking into consideration such factors as the cash position and investment commitments of the Company. On January 28, 2009 and on September 29, 2009, KCSM declared and paid capital reductions of $65.0 million and $36.0 million, respectively, to the Company’s shareholders.

7.	Commitments and Contingencies

Concession duty.  Under KCSM’s railroad concession from the Mexican government (the “Concession”), the Mexican government has the right to receive a payment from the Company equivalent to 0.5% of the gross revenue during the first 15 years of the Concession period and 1.25% during the remaining years of the Concession period. For the three and nine months ended September 30, 2009, the concession duty expense amounted to $0.8 million and $2.3 million, compared to $1.1 million and $3.4 million for the same periods in 2008, which was recorded within operating expenses.

Litigation.  The Company is a party to various legal proceedings and administrative actions, all of which, except as set forth below, are of an ordinary, routine nature and incidental to its operations. Included in these proceedings are various tort claims brought by current and former employees for job-related injuries and by third parties for injuries related to railroad operations. KCSM aggressively defends these matters and has established liability reserves, which management believes are adequate to cover expected costs. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of management, other than those proceedings described in detail below, such proceedings and actions should not, individually, or in the aggregate, have a material adverse effect on the Company’s financial condition and liquidity. However, a material adverse outcome in one or more of these proceedings could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

Environmental Liabilities.  The Company’s operations are subject to Mexican federal and state laws and regulations relating to the protection of the environment through the establishment of standards for water discharge, water supply, emissions, noise pollution, hazardous substances and transportation and handling of hazardous and solid waste. The Mexican government may bring administrative and criminal proceedings and impose economic sanctions against companies that violate environmental laws, and temporarily or even permanently close non-complying facilities.

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

KCSM and Ferromex both initiated administrative proceedings seeking a determination by the SCT of the rates that the companies should pay each other in connection with the use of interline and terminal services. The SCT issued a ruling setting the rates for interline and terminal services in August of 2002. KCSM and Ferromex both challenged the ruling. In April 2005, the Administrative and Fiscal Federal Court ruled in favor of KCSM in the challenge to the SCT interline and terminal services decision. Ferromex, however, challenged this court ruling before the Fifteenth Collegiate Court and the Court ruled in its favor. Both Ferromex and KCSM appealed the ruling to the Mexican Supreme Court. On June 30, 2009 the Mexican Supreme Court sustained KCSM’s appeal and ordered the SCT to issue a new ruling consistent with the court’s decision. As of the date of this filing, the SCT has not issued the new ruling on this matter.

In addition to the above, Ferromex has filed three commercial proceedings against KCSM. In the first claim, which was served in 2001 and is related to the payments for interline services, KCSM received a favorable decision and Ferromex has been ordered to pay related costs and expenses. Ferromex appealed the decision and a final decision favorable to KCSM was rendered in July of 2009. KCSM received an unfavorable decision in the second claim filed in 2004 and has filed a challenge to this judgment, the outcome of which is still pending. The third claim, filed in 2006, is an action for access to records related to interline services between 2002 and 2004. On May 28, 2009, the court ruled that the case should be dismissed and ordered Ferromex to pay KCSM judicial costs and expenses. On June 15, 2009, both parties appealed this ruling with the Local Court of Appeals. The dismissal was upheld in October of this year, however this decision remains subject to appeal.

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

Disputes Relating to the Scope of the Mandatory Trackage Rights.  KCSM and Ferromex are parties to various cases involving disputes over the application and proper interpretation of the mandatory trackage rights. In particular, in August 2002, the SCT issued a ruling related to Ferromex’s trackage rights in Monterrey, Nuevo Leon. KCSM and Ferromex both appealed the SCT’s ruling and after considerable litigation, on September 17, 2008, the Mexican Administrative and Fiscal Federal Court announced a decision favorable to Ferromex. On November 24, 2008, KCSM and Ferromex challenged the decision of the Mexican Administrative and Fiscal Federal Court with the Fifth Civil Federal Court of Appeals.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

KCSM was notified on June 30, 2009, that in a session held on June 29, 2009, the magistrates of the Fifth Civil Federal Court of Appeals in Mexico had decided to grant KCSM’s most recent appeal. As of the date of this filing, the Mexican Administrative and Fiscal Court has not issued a new ruling in compliance with the resolution issued by the Fifth Civil Federal Court of Appeals. KCSM believes that there will be no material adverse effect on KCSM’s results of operations or financial condition from the outcome of this case.

SCT Sanction Proceedings.  In April 2006, the SCT initiated proceedings against KCSM, claiming that KCSM had failed to make certain minimum capital investments projected for 2004 and 2005 under its five-year business plan filed with the SCT prior to its April 2005 acquisition by KCS (collectively, the “Capital Investment Proceedings”). KCSM believes it made capital expenditures exceeding the required amounts. KCSM responded to the SCT by providing evidence in support of its investments and explaining why it believes sanctions are not appropriate. In May 2007, KCSM was served with an SCT resolution regarding the Capital Investment Proceeding for 2004, where the SCT determined that KCSM had indeed failed to make the minimum capital investments required for such year, but resolved to impose no sanction as this would have been KCSM’s first breach of the relevant legal provisions. In June 2007, KCSM was served with an SCT resolution regarding the Capital Investment Proceeding for 2005, where the SCT determined that KCSM had indeed failed to make the minimum capital investments required for such year, and imposed a minimum fine. KCSM has filed actions challenging both the 2004 and 2005 investment plan resolutions issued by the SCT. KCSM will have the right to challenge any adverse ruling by the Mexican Administrative and Fiscal Federal Court.

In May 2008, the SCT initiated a proceeding against KCSM, at the request of a Mexican subsidiary of a large U.S. Auto Manufacturer (the “Auto Manufacturer”), alleging that KCSM impermissibly bundled international rail services and engaged in discriminatory pricing practices with respect to rail services provided by KCSM to the Auto Manufacturer. In March 2009, the SCT issued a decision determining that KCSM had engaged in the activities alleged, but imposed no sanction since this was the first time KCSM had engaged in such activities. On May 6, 2009, KCSM challenged the SCT’s decision and the appeal is currently pending in the Administrative and Fiscal Federal Court.

On July 23, 2008, the SCT delivered notice to KCSM of new proceedings against KCSM, claiming, among other things, that KCSM refused to grant Ferromex access to certain trackage over which Ferromex alleges it has trackage rights on six different occasions and, thus denied Ferromex the ability to provide service to the Auto Manufacturer at this location.

KCSM believes it has defenses to the imposition of sanctions for the forgoing proceedings and intends to vigorously contest these allegations. KCSM does not believe that these SCT proceedings will have a material adverse effect on KCSM’s results of operations or financial condition. However, if KCSM is ultimately sanctioned by the SCT for “generic” sanctions on five occasions over the term of the Concession, KCSM could be subject to possible future SCT action seeking revocation of the Concession.

Disputes Relating to the Provision of Services to a Mexican subsidiary of a Large U.S. Auto Manufacturer.  KCSM is involved in several disputes related to providing service to a Mexican subsidiary of a large U.S. Auto Manufacturer (the “Auto Manufacturer”).

In March 2008, the Auto Manufacturer filed an arbitration suit against KCSM under a contract for services to the Auto Manufacturer’s plants in Mexico, which, as amended, had a stated termination date of January 31, 2008. The Auto Manufacturer claimed that the contract was implicitly extended and continued in effect beyond its stated termination date. The Auto Manufacturer is seeking a declaration by the arbitrator that the rates being assessed by KCSM are discriminatory, even though the rates being charged are within the legal rate limits set by Mexican law for such freight transportation. KCSM claimed that the contract did in fact expire on its stated termination date, and that services rendered thereafter are thus subject to the general terms and conditions (including rates) applicable in the absence of a specific contract, pursuant to Mexican law.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Accordingly, KCSM filed a counterclaim against the Auto Manufacturer to, among other things, recover the applicable rate difference between the rates under the contract and KCSM’s rates. On May 18, 2009, the arbitrator issued an award on the first phase of the arbitration proceeding, ruling that the contract had terminated on May 8, 2008. As of the date of this filing, the second phase of the arbitration proceeding, regarding the claim that the rates assessed by KCSM are discriminatory, is in the evidentiary stage and has not been resolved. Management believes the final resolution of these claims will not have any material impact on KCSM’s results of operations.

Mancera Proceeding.  In February 2006, Mancera Ernst & Young, S.C., (“Mancera”) filed a claim against KCSM seeking payment for an additional contingency fee for costs and expenses related to Mancera’s representation of KCSM in its value added tax or “VAT” claim against the Mexican government. Following litigation, KCSM was notified on May 29, 2009, that in a session held on May 28, 2009, the magistrates of the Twelfth Civil Federal Court of Appeals in Mexico decided by majority vote to deny KCSM’s most recent appeal. As a result of the decision, KCSM was required to pay Mancera $7.8 million related to the principal claim. KCSM previously made a good faith payment to the Mexico courts of $2.6 million in December 2007 and paid the remaining $5.2 million on September 4, 2009. On October 27, 2009, the Company paid the remaining obligation related to interest and legal cost, which did not have an impact on the Company’s results of operations.

Credit Risk.  The Company continually monitors risks related to the downturn in the economy and certain customer receivable concentrations. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or further weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and operating results. If the financial condition of KCSM’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional bad debt allowances may be required. The Company has recorded reserves for uncollectability based on its best estimate at September 30, 2009.

Income tax.  Tax returns filed in Mexico from 2003 through the current year remain open to examination by the taxing authority in Mexico. The tax returns for 2003 and 2004 are currently under review. The Company believes that an adequate provision has been made for any adjustment (taxes and interest) that will be assessed for all open years. However, an unexpected adverse resolution could have a material effect on KCSM’s results of operations in a particular quarter or fiscal year.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Kansas City Southern de México, S.A. de C.V.:

We have reviewed the accompanying consolidated balance sheet of Kansas City Southern de México, S.A. de C.V. and subsidiaries (the Company) as of September 30, 2009, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2009 and 2008, and consolidated statements of cash flows for the nine-month periods ended September 30, 2009 and 2008, and consolidated statement of changes in stockholders’ equity for the nine-month period ended September 30, 2009. These consolidated financial statements are the responsibility of the Company’s management.

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

KPMG LLP

Kansas City, Missouri
October 29, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition Results of Operations

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

Results of Operations

The following summarizes the consolidated statement of operations components (in millions).

	Three Months
	Ended September 30,		Change
	2009	2008	Dollars	Percent

Revenues	$158.3	$215.2	$(56.9)	(26)%
Operating expenses	121.9	160.1	(38.2)	(24)%

Operating income	36.4	55.1	(18.7)	(34)%
Equity in net earnings of unconsolidated affiliates	1.5	1.2	0.3	25%
Interest expense	(28.1)	(21.8)	(6.3)	29%
Foreign exchange loss	(1.5)	(8.5)	7.0	(82)%
Other income, net	0.8	1.5	(0.7)	(47)%

Income before income taxes	9.1	27.5	(18.4)	(67)%
Income tax expense	2.8	4.8	(2.0)	(42)%

Net income	$6.3	$22.7	$(16.4)	(72)%

	Nine Months
	Ended September 30,		Change
	2009	2008	Dollars	Percent

Revenues	$438.5	$642.2	$(203.7)	(32)%
Operating expenses	373.6	472.0	(98.4)	(21)%

Operating income	64.9	170.2	(105.3)	(62)%
Equity in net earnings of unconsolidated affiliates	1.2	5.5	(4.3)	(78)%
Interest expense	(81.2)	(64.9)	(16.3)	25%
Debt retirement costs	(0.6)	—	(0.6)	(100)%
Foreign exchange gain (loss)	(0.6)	0.8	(1.4)	(175)%
Other income, net	2.0	2.3	(0.3)	(13)%

Income (loss) before income taxes	(14.3)	113.9	(128.2)	(113)%
Income tax (benefit) expense	(4.4)	27.7	(32.1)	(116)%

Net income (loss)	$(9.9)	$86.2	$(96.1)	(111)%

Revenues

The following table summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	September 30,			September 30,			September 30,
	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change

Chemical and petroleum	$36.8	$38.2	(4)%	23.6	20.1	17%	$1,559.3	$1,900.5	(18)%
Industrial and consumer products	35.7	61.3	(42)%	31.5	46.8	(33)%	1,133.3	1,309.8	(13)%
Agriculture and minerals	44.7	58.6	(24)%	28.8	35.0	(18)%	1,552.1	1,674.3	(7)%

Total general commodities	117.2	158.1	(26)%	83.9	101.9	(18)%	1,396.9	1,551.5	(10)%
Coal	3.2	5.5	(42)%	4.0	5.9	(32)%	800.0	932.2	(14)%
Intermodal	21.4	23.4	(9)%	62.1	69.3	(10)%	344.6	337.7	2%
Automotive	13.6	24.2	(44)%	12.9	20.3	(36)%	1,054.3	1,192.1	(12)%

Carload revenues, carloads and units	155.4	211.2	(26)%	162.9	197.4	(17)%	$954.0	$1,069.9	(11)%

Other revenue	2.9	4.0	(28)%

Total revenues(i)	$158.3	$215.2	(26)%

(i) Included in revenues:
Fuel surcharge	$13.4	$17.7

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change

Chemical and petroleum	$101.5	$113.0	(10)%	65.6	62.4	5%	$1,547.3	$1,810.9	(15)%
Industrial and consumer products	111.0	182.0	(39)%	99.4	145.1	(31)%	1,116.7	1,254.3	(11)%
Agriculture and minerals	120.5	172.0	(30)%	85.8	105.8	(19)%	1,404.4	1,625.7	(14)%

Total general commodities	333.0	467.0	(29)%	250.8	313.3	(20)%	1,327.8	1,490.6	(11)%
Coal	10.5	15.6	(33)%	13.0	16.6	(22)%	807.7	939.8	(14)%
Intermodal	53.4	64.6	(17)%	155.8	193.9	(20)%	342.7	333.2	3%
Automotive	31.1	82.0	(62)%	30.1	72.1	(58)%	1,033.2	1,137.3	(9)%

Carload revenues, carloads and units	428.0	629.2	(32)%	449.7	595.9	(25)%	$951.7	$1,055.9	(10)%

Other revenue	10.5	13.0	(19)%

Total revenues(i)	$438.5	$642.2	(32)%

(i) Included in revenues:
Fuel surcharge	$33.8	$47.0

Freight revenues include both revenue for transportation services and fuel surcharges. For the three and nine months ended September 30, 2009 revenues decreased $56.9 million and $203.7 million compared to the same periods in 2008, primarily due to the overall decrease in carload/unit volumes due to the downturn in the economy and the effect of unfavorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso for revenues denominated in Mexican pesos.

KCSM’s fuel surcharge is a mechanism to adjust revenue based upon changing fuel prices. Fuel surcharges are calculated differently depending on the type of commodity transported. For most commodities, fuel surcharge is calculated using a fuel price from a prior time period that can be up to 60 days earlier. In a period of volatile fuel prices or changing customer business mix, changes in fuel expense and fuel surcharge may significantly differ.

The following discussion provides an analysis of revenues by commodity group.

Revenues by Commodity Group
for the three months ended September 30, 2009

Chemical and petroleum.  Revenues decreased $1.4 million and $11.5 million during the three and nine months ended September 30, 2009, compared to the same periods in 2008, due to unfavorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso. Revenues decreased in chemical products and plastic products used to manufacture glass and paint, as a result of the downturn in the automotive industry. Volume increased due to increases in petroleum shipments.

Industrial and consumer products.  Revenues decreased $25.6 million and $71.0 million during the three and nine months ended September 30, 2009, compared to the same periods in 2008, due to decreases in volume and unfavorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso. Metals and scrap volume decreased due to continued adverse steel market conditions which began in late 2008. Cement, appliances and ceramic tile exports within the other category decreased due to the continued slowdown of the construction industry. Pulp and scrap paper imports decreased due to the continued slowdown in the economy and higher product prices. Additionally, beer volume decreased as a result of a change in a customer’s distribution network.

Agriculture and minerals.  Revenues decreased $13.9 million and $51.5 million during the three and nine months ended September 30, 2009, compared to the same periods in 2008, due to decreases in volume, unfavorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso and a continued change in the traffic mix. Grain traffic accounted for the majority of the decrease as traffic patterns shifted due to a combination of factors. There was an abundant supply of grain, primarily corn that was grown in Mexico, as well as an abundant supply of alternative grains, which drove a substitution and substantially reduced the length of haul. In addition, significantly lower vessel freight rates from U.S. ports along the Gulf of Mexico drove a substitution from rail to barge for certain shipments to Mexico. This decrease was partially offset by an increase in food product revenue during the third quarter of 2009.

Coal.  Revenues decreased $2.3 million and $5.1 million during the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to decreases in volume and length of haul, and reduced petroleum coke shipments for use within Mexico.

Intermodal.  Revenues decreased $2.0 million and $11.2 million during the three and nine months ended September 30, 2009, compared to the same periods in 2008, due to unfavorable steamship volume driven by a variety of factors, including reduced demand in consumer retail, continued aggressive truck competition and a change in mix of business. Additionally, cross border auto parts shipments were reduced due to the bankruptcy of two U.S. automotive companies resulting in several unscheduled plant shutdowns.

Automotive.  Revenues decreased $10.6 million and $50.9 million during the three and nine months ended September 30, 2009, compared to the same periods in 2008. The volume decrease was driven by the continued overall downturn in the automotive industry caused by consumer uncertainty and tightening credit markets. In addition, the bankruptcy of two U.S. automotive companies resulted in several unscheduled plant shutdowns. The decline in volume was partially offset by U.S. government incentive programs that were established during the second and third quarters of 2009.

Operating expenses

Operating expenses, as shown below (in millions), decreased $38.2 million and $98.4 million for the three and nine months ended September 30, 2009, when compared to the same periods in 2008, primarily due to decreased carload/unit volumes, the effect of favorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso for operating expenses denominated in Mexican pesos, and cost management actions. Certain prior period amounts have been reclassified to conform to the current year presentation.

	Three Months
	Ended September 30,		Change
	2009	2008	Dollars	Percent

Compensation and benefits	$19.8	26.9	$(7.1)	(26)%
Purchased services	21.6	34.2	(12.6)	(37)%
Fuel	22.6	30.6	(8.0)	(26)%
Equipment costs	22.4	24.9	(2.5)	(10)%
Depreciation and amortization	25.5	26.7	(1.2)	(4)%
Casualties and insurance	1.4	6.0	(4.6)	(77)%
Materials and other	8.6	10.8	(2.2)	(20)%

Total operating expenses	$121.9	160.1	$(38.2)	(24)%

	Nine Months
	Ended September 30,		Change
	2009	2008	Dollars	Percent

Compensation and benefits	$54.0	$94.6	$(40.6)	(43)%
Purchased services	79.3	104.4	(25.1)	(24)%
Fuel	61.0	88.9	(27.9)	(31)%
Equipment costs	64.5	75.2	(10.7)	(14)%
Depreciation and amortization	81.3	75.6	5.7	8%
Casualties and insurance	5.6	10.1	(4.5)	(45)%
Materials and other	27.9	23.2	4.7	20%

Total operating expenses	$373.6	$472.0	$(98.4)	(21)%

Compensation and benefits.  Compensation and benefits decreased $7.1 million and $40.6 million for the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to the decrease in compensation and benefits expense reflecting favorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso, decreases in statutory profit sharing expense, and a reduction in full-time equivalent head count due to cost control actions.

Purchased services.  Purchased services expense decreased $12.6 million and $25.1 million for the three and nine months ended September 30, 2009, compared to the same periods in 2008. The decrease is primarily due to lower locomotive maintenance expense as a result of fewer locomotives in service, newer fleet and renegotiated maintenance contracts. Corporate expenses, switching and terminal services decreased as a result of the cost control actions and lower volumes, respectively. In addition, the Company recognized a deferred credit of $6.1 million related to the partial cancellation of a maintenance contract in the third quarter of 2009.

Fuel.  Fuel expense decreased $8.0 million and $27.9 million for the three and nine months ended September 30, 2009, compared to the same periods in 2008. The decrease was driven by lower consumption due to the decrease in traffic volume, favorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso and increased fuel efficiency.

Equipment costs.  Equipment costs decreased $2.5 million and $10.7 million for the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to a decrease in the use of other railroads’ freight cars, partially offset by an increase in certain car lease expenses.

Depreciation and amortization.  Depreciation and amortization expense decreased $1.2 million and increased $5.7 million for the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to a larger asset base, offset by the impact of recording a year-to-date adjustment for lower rates based on the scheduled depreciation study completed in the third quarter of 2009.

Casualties and insurance.  Casualty and insurance expenses decreased $4.6 million and $4.5 million for the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to lower per incident derailment activity and freight loss and damage expenses.

Materials and other.  Materials and other expenses decreased $2.2 million for the three months ended September 30, 2009, compared to the same period in 2008, primarily due to a decrease in roadway materials, other employee expenses and concession duty. For the nine months ended September 30, 2009, materials and other expenses increased $4.7 million, compared to the same period in 2008, primarily due to an unfavorable outcome related to a litigation dispute. In addition, the first quarter of 2008 included a reduction in a legal reserve. These increases were partially offset by a decrease in other employee expenses and concession duty.

Non-Operating Expenses

Equity in net earnings of unconsolidated affiliates.  Equity in earnings from unconsolidated affiliates was $1.5 million and $1.2 million for the three and nine months ended September 30, 2009, compared to $1.2 million and $5.5 million for the same periods in 2008. Significant components of this change are as follows:

•	KCSM’s equity earnings of Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”) was $0.6 million and $0.8 million for the three and nine months ended September 30, 2009, compared to $0.9 million and $3.5 million for the same periods in 2008. The decrease is primarily due a decline in volume due to the downturn in the economy and an adjustment related to negotiation of a maintenance agreement in the second quarter of 2008.

•	KCSM’s equity earnings of Mexrail, Inc. was $0.9 million and $0.4 million for the three months ended September 30, 2009 and 2008. This increase was primarily due to a reduction in casualty and insurance claims. KCSM’s equity earnings of Mexrail, Inc. was $0.3 million and $2.0 million for the nine months ended September 30, 2009 and 2008. This decrease was primarily a reduction in carload/unit volumes due to the overall economic downturn.

Interest expense.  Interest expense increased $6.3 million and $16.3 million for the three and nine months ended September 30, 2009, compared to the same periods in 2008. The increase was attributable to higher debt balances and average interest rates. In addition, in the second quarter of 2009, the Company recognized interest expense from an unfavorable litigation outcome.

Debt retirement cost.  Debt retirement cost increased $0.6 million for the nine months ended September 30, 2009, compared to the same period in 2008. In March 2009, KCSM repaid all amounts outstanding under its 2007 Credit Agreement and upon termination, wrote-off the unamortized debt issuance cost related to this debt.

Foreign exchange.  For the three and nine months ended September 30, 2009, the foreign exchange loss was $1.5 million and $0.6 million, compared to a foreign exchange loss of $8.5 million and a foreign exchange gain of $0.8 million for the same periods in 2008, due to fluctuations in the value of the U.S. dollar against the value of the Mexican peso.

Other income, net.  Other income, net consists primarily of miscellaneous interest income. For the three and nine months ended September 30, 2009, other income, net was $0.8 million and $2.0 million, compared to $1.5 million and $2.3 million for the same periods in 2008.

Income tax (benefit) expense.  For the three and nine months ended September 30, 2009, income tax expense decreased $2.0 million and $32.1 million, compared to the same periods in 2008. The effective income tax rate was 30.8% for the three and nine months ended September 30, 2009, as compared to 17.5% and 24.3% for the same periods in 2008. The changes in income tax expense and the effective income tax rate were primarily due to lower pre-tax income, partially offset by foreign exchange rate fluctuations.

Liquidity and Capital Resources

Overview

KCSM’s primary uses of cash are to support operations; maintain and improve its railroad; pay debt service; acquire new and maintain existing locomotives, rolling stock and other equipment; and meet other obligations. KCSM’s cash flow from operations has historically been sufficient to fund operations, maintenance capital expenditures and debt service. External sources of cash (principally bank debt, public and private debt and leases) have been used to refinance existing indebtedness and to fund acquisitions, new investments and equipment additions. On September 30, 2009, total available liquidity was approximately $86.5 million.

The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt capital markets and other available financing resources will be sufficient to fund anticipated operating, capital and debt service requirements and other commitments in the foreseeable future. KCSM has no significant debt maturities until 2012. On January 28, 2009 and on September 29, 2009, KCSM declared and paid capital reductions of $65.0 million and $36.0 million, respectively, to the Company’s shareholders.

As of September 30, 2009, KCSM has a debt capitalization ratio (total debt as a percentage of total debt plus total equity) of 46.3 percent. Its primary sources of liquidity are cash flows generated from operations and access to debt capital markets. Although KCSM has had more than adequate access to the capital markets, as a non-investment grade company, the financial terms under which funding is obtained often contain restrictive covenants. The covenants constrain financial flexibility by restricting or prohibiting certain actions, including the ability to incur additional debt for any purpose other than refinancing existing debt, create or suffer to exist additional liens, make prepayments of particular debt, pay dividends on common stock, make investments, engage in transactions with stockholders and affiliates, sell certain assets, and engage in mergers and consolidations or in sale leaseback transactions. These restrictions, however, are subject to a number of qualifications and exceptions. The Company was in compliance with all of its debt covenants as of September 30, 2009.

KCSM’s operating results and financing alternatives can be unexpectedly impacted by various factors, some of which are outside of its control. For example, if KCSM was to experience a continued reduction in revenues or a substantial increase in operating costs or other liabilities, its earnings could be significantly reduced, increasing the risk of non-compliance with debt covenants. Additionally, KCSM is subject to economic factors surrounding debt and its ability to obtain financing under reasonable terms is subject to market conditions. Volatility in capital markets and the tightening of market liquidity could impact KCSM’s access to capital. Further, KCSM’s cost of debt can be impacted by independent rating agencies, which assign debt ratings based on certain factors including credit measurements such as interest coverage and leverage ratios, liquidity and competitive position.

Standard & Poor’s Rating Service (“S&P”) rates the Company’s senior unsecured debt as B+ and on October 7, 2009, changed KCSM’s outlook from negative to stable. Moody’s Investors Service (“Moody’s”) rates the Company’s senior unsecured debt as B2 and on October 29, 2009, changed the Company’s outlook from negative to stable.

Cash Flow Information

Summary cash flow data follows (in millions):

	Nine Months
	Ended September 30,
	2009	2008

Cash flows provided by (used for):
Operating activities	$85.4	$146.4
Investing activities	(104.2)	(185.5)
Financing activities	66.4	93.5

Net increase in cash and cash equivalents	$47.6	$54.4
Cash and cash equivalents beginning of year	38.9	16.9

Cash and cash equivalents end of period	$86.5	$71.3

As compared to the nine months ended September 30, 2008, cash flows from operating activities decreased $61.0 million primarily as a result of lower carload/unit volumes due to the downturn in the economy. Net investing cash outflows decreased $81.3 million due to lower capital expenditures. Additional information regarding capital expenditures is provided below. Financing cash inflows decreased $27.1 million. During the nine months ended September 30, 2009, the Company declared and paid capital reductions to the Company’s shareholders and repaid of borrowings under the 2007 KCSM Credit Agreement. In addition the Company received proceeds of $189.0 million from the issuance of the 12 1/2% Senior Notes due 2016 and proceeds of $21.6 million from a borrowing from a wholly-owned subsidiary of KCS.

Capital Expenditures

Capital improvements are generally funded with cash flows from operations. KCSM has historically used external sources such as loans or lease financing for capacity and equipment acquisition.

The following summarizes the capital expenditures by type (in millions):

	Nine Months
	Ended September 30,
	2009	2008

Roadway capital program	$59.5	$62.5
Equipment	5.4	20.5
Capacity	0.2	14.7
Locomotive acquisitions	1.0	79.2
Information technology	2.5	2.3
Other	4.4	5.8

Total capital expenditures — accrual basis	73.0	185.0
Change in capital accruals	35.9	—

Total cash capital expenditures	$108.9	$185.0

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Omitted pursuant to General Instruction H(2)(c) of Form 10-Q.

Item 4.	Controls and Procedures

(a)  Disclosure Controls and Procedures

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

(b)  Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 4T.	Controls and Procedures

Not applicable.

PART II — OTHER INFORMATION.

Item 1.	Legal Proceedings

For information related to the Company’s settlements and other legal proceedings, see Note 7 “Commitments and Contingencies,” under Part I, Item 1, of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

There are no material changes to the Risk Factors disclosed under Item 1A, “Risk Factors,” in KCSM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Item 3.	Defaults Upon Senior Securities

Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Item 4.	Submission of Matter to a Vote of Security Holders

Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits filed with this Report

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.
31.2	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.
32.1	Principal Executive Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.
32.2	Principal Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2.

Exhibit No.		Description of Exhibits Incorporated by Reference

10.1		English translation of Employment Agreement, dated as of January 18, 1999, between KCSM and Gloria Minerva Ballesteros Valdez, filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-4 on September 4, 2009 (File No. 333-161762) is incorporated herein by reference as Exhibit 10.1.
10	.1.1	English translation of Amended Employment Agreement, dated as of June 2, 2009, between KCSM and Gloria Minerva Ballesteros Valdez filed as Exhibit 10.13.1 to the Company’s Registration Statement on Form S-4 on September 4, 2009 (File No. 333-161762) is incorporated herein by reference as Exhibit 10.1.1.
10.2		English translation of Amended Employment Agreement, dated as of November 25, 2003, between KCSM and James Thomas Kniestedt Bauman filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-4 on September 4, 2009 (File No. 333-161762) is incorporated herein by reference as Exhibit 10.2.
10.3		English translation of Individual Employment Agreement for an Indefinite Term, dated March 15, 2006, between the Company and Oscar Del Cueto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 8, 2009 (File No. 333-08322) is incorporated herein by reference as Exhibit 10.3.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on October 29, 2009.

Kansas City Southern de México, S.A. de C.V.

/s/  Michael W. Upchurch
Michael W. Upchurch
Chief Financial Officer
(Principal Financial Officer)

/s/  Mary K. Stadler
Mary K. Stadler
Chief Accounting Officer
(Principal Accounting Officer)