Form 10-K
period 2009-12-31
Kansas City Southern de Mexico, S.A. de C.V.
filed 2010-02-12
CIK 1055294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-08322

KANSAS CITY SOUTHERN DE MÉXICO, S.A. DE C.V.
(Exact Name of Registrant as Specified in Its Charter)

Kansas City Southern of Mexico
(Translation of Registrant’s name into English)

México (State or other jurisdiction of incorporation or organization) Montes Urales 625 Lomas de Chapultepec 11000 Mexico, D.F. Mexico (Address of Principal Executive Offices)	N/A (I.R.S. Employer Identification No.)

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

Kansas City Southern de México, S.A. de C.V. is a wholly-owned subsidiary of Kansas City Southern; as a result, there is no market data with respect to registrant shares.

Kansas City Southern de México, S.A de C.V. meets the conditions set forth in General Instruction I(1)(a) and (b) of form 10-K and is therefore filing this form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE:
Not applicable.

KANSAS CITY SOUTHERN DE MÉXICO, S.A. DE C.V. AND SUBSIDIARIES

2009 FORM 10-K ANNUAL REPORT

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report to “KCSM” or the “Company,” or similar terms refer to Kansas City Southern de México, S.A. de C.V., together with its subsidiaries, and references to “KCS” refer to Kansas City Southern, a Delaware corporation that, as of September 12, 2005, became KCSM’s ultimate parent. References to “Grupo KCSM” refer to Grupo KCSM, S.A. de C.V., and references herein to “$,” “U.S. dollars” or “dollar” are to the lawful currency of the United States of America. References herein to “peso,” “Ps.” and “Mexican pesos” are to the lawful currency of Mexico.

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

COMPANY HISTORY

KCSM commenced operations in June 1997 under a 50-year Concession (the “Concession”) granted by the Mexican government to provide freight transportation services over the Northeast Rail Lines, the first rail lines to be privatized in the Mexican railroad system. Prior to the privatization, KCS and Grupo TMM, S.A. (“Grupo TMM”) jointly formed and invested in KCSM’s former parent, Grupo KCSM, with KCS owning a 36.9% economic interest (49% of the shares entitled to full voting rights) and Grupo TMM owning a 38.5% economic interest (51% of the shares entitled to full voting rights). In 2002, KCSM purchased the remaining 24.6% of Grupo KCSM held by the Mexican government. This transaction increased KCS’ ownership in Grupo KCSM to a 46.6% economic interest and Grupo TMM’s ownership in Grupo KCSM to a 48.5% economic interest.

On April 1, 2005, KCS completed the acquisition from Grupo TMM of all of Grupo TMM’s shares of Grupo KCSM, giving KCS ownership of 100% of the shares of Grupo KCSM entitled to full voting rights. As of April 1, 2005, Grupo KCSM owned 80% of the Company’s share capital (which represented all of KCSM’s shares with full voting rights), while the remaining 20% of KCSM (with limited voting rights) was owned by the Mexican government. Accordingly, KCS became KCSM’s controlling stockholder through its ownership of Grupo KCSM on April 1, 2005.

On September 12, 2005, Grupo KCSM and KCS, along with Grupo TMM, entered into a settlement agreement with the Mexican government resolving certain disputes and controversies between the companies and the Mexican government concerning the payment of a refund of the value added taxes (“VAT”) paid when the Concession Title and certain other assets were transferred to KCSM and Grupo KCSM’s obligation to purchase the remaining shares of KCSM owned by the Mexican government. As a result of this settlement, KCS and its subsidiaries obtained ownership of 100% of both Grupo KCSM and KCSM and the Mexican government’s remaining 20% ownership interest in KCSM was redeemed and cancelled; the potential obligation of KCS, Grupo KCSM and Grupo TMM to acquire the Mexican government’s remaining 20% interest in KCSM was eliminated; and the legal obligation of the Mexican government to issue the VAT refund to KCSM was satisfied.

On December 20, 2006, after receiving shareholder approval, KCSM amended its by-laws to transform KCSM into a sociedad de responsabilidad limitada de capital variable (limited liability corporation).

On April 2, 2007, KCSM adopted corporate resolutions approving: (i) KCSM’s conversion (“Re-transformation”) from a sociedad de responsabilidad limitada de capital variable (limited liability corporation) to a sociedad anónima de capital variable (variable capital corporation) and (ii) the legal merger, (the “2007 Merger”) of Grupo KCSM with KCSM, with KCSM as the surviving corporation. The Re-transformation and the 2007 Merger became effective on May 8, 2007, the date on which the corresponding corporate resolutions were filed for registry within the Mexican Public Registry of Commerce (Registro Público de Comercio).

BUSINESS OVERVIEW

KCSM operates the primary commercial corridor of the Mexican railroad system, which allows it to participate significantly in the growing freight traffic between Mexico, the U.S. and Canada. KCSM’s rail lines consist of approximately 2,600 miles of main track. In addition, KCSM has trackage rights entitling it to run its trains over 700 miles of track of other Mexican railroad operators. KCSM provides freight transportation services under its 50-year Concession, during the first 30 years of which the Company is the exclusive provider, subject to certain trackage rights of other freight carriers. KCSM’s Concession is renewable for an additional period of up to 50 years, subject to certain conditions.

The Company believes its rail lines comprise the most strategically significant and most actively traveled rail corridor in Mexico. The Company’s rail lines connect the most populated and industrialized regions of Mexico with the principal border gateway between Mexico and the U.S. at Nuevo Laredo, Tamaulipas and

Laredo, Texas. In addition, KCSM serves three of Mexico’s most important seaports at Lazaro Cardenas, Michoacan on the Pacific Ocean and Tampico, Tamaulipas and Veracruz, Veracruz (through trackage rights granted by Ferrosur, S.A. de C.V. (“Ferrosur”), under its concession) on the Gulf of Mexico. As a result, the Company believes its routes are integral to Mexico’s foreign trade.

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

The Company provides exclusive rail access to the port of Lazaro Cardenas on the Pacific Ocean. The Mexican government is developing the port at Lazaro Cardenas principally to serve Mexican markets and as an alternative to the congested U.S. west coast ports of Long Beach and Los Angeles. KCSM is the sole provider of rail service to this port, which provides an alternate route for Asian traffic bound for the eastern, southern and midwestern United States. Traffic at Lazaro Cardenas is both domestic and import traffic, consisting of intermodal containers, minerals, iron, steel slabs, wire rods and fertilizers.

KCSM’s revenues are derived from the movement of a diversified mix of commodities and products mainly attributable to cross-border traffic with the U.S. The Company transports chemical and petroleum products, industrial and consumer products, agricultural and mineral products, intermodal and automotive products, and coal. KCSM’s customers include leading international and Mexican corporations.

Kansas City Southern

KCSM is a wholly-owned subsidiary of KCS. KCS’ principal U.S. subsidiary, The Kansas City Southern Railway Company (“KCSR”), is a U.S. Class I railroad. The rail network of KCSR, The Texas Mexican Railway Company (“Tex-Mex”) and KCSM together comprise approximately 6,000 miles of main and branch lines extending from the midwest and southeast portions of the United States into Mexico.

RAIL SECURITY

KCS and its rail subsidiaries have made a concentrated, multi-disciplinary effort since the terrorist attacks on the United States on September 11, 2001, to continue securing KCS’ assets and personnel against the risk of terrorism and other security risks. Many of the specific measures KCS utilizes for these efforts are required to be kept confidential through arrangements with government agencies, such as the Department of Homeland Security (“DHS”), or through jointly-developed and implemented strategies and plans with connecting carriers. To protect the confidentiality and sensitivity of the efforts the Company has made to safeguard against terrorism and other security incidents, the following paragraphs will provide only a general overview of some of these efforts. KCSM utilizes a security plan based on an industry wide security plan developed by Association of American Railroads (“AAR”) members which focuses on comprehensive risk assessments in five areas — hazardous materials; train operations; critical physical assets; military traffic; and information technology and communications. The security plan is kept confidential, with access to the plan tightly limited to members of management with direct security and anti-terrorism implementation responsibilities. KCSM participates with other AAR members in periodic drills under the industry plan to test and refine its various provisions.

KCS’ security activities range from periodically mailing each employee a security awareness brochure (which is also posted under the “Employees” tab on KCS’ internet website, www.kcsouthern.com) to its ongoing development and implementation of security plans for rail facilities in areas labeled by the DHS as

High Threat Urban Areas (“HTUAs”). KCS’ other activities to bolster security against terrorism include, but are not limited to, the following:

•	Conferring regularly with other railroads’ security personnel and with industry experts on security issues;

•	Analyzing routing alternatives and other strategies to reduce the distances that certain chemicals, which might be toxic if inhaled, are transported;

•	Initiating a series of over 20 voluntary action items agreed to between AAR and DHS as enhancing security in the rail industry; and

•	Including periodic security training as part of the scheduled training for operating employees and managers.

In addition, in 2008 KCS created a new leadership role titled “Director of Homeland Security” to oversee the ongoing and increasingly complex security efforts. KCS identified and retained an individual to fill the position who has an extensive law enforcement background, including being formerly employed as an analyst with the Federal Bureau of Investigation (“FBI”) for 12 years. This member of management remains a member of the FBI’s Joint Terrorism Task Force and is a valuable asset to the Company in implementing and developing anti-terrorism and other security initiatives.

While the risk of theft and vandalism is higher in Mexico, KCSM remains among the safest transportation for freight shipments in Mexico. KCSM’s record in rail safety is due in large part to the implementation of a multi-layered, safety and security process throughout the KCSM network. In addition to having its own internal system of checks and balances, the process is connected to, and supported by a high level of federal, state and local law enforcement. A primary focus of this effort involves maintaining train velocity, which reduces the likelihood for incidents to occur. By moving customers’ shipments more efficiently, KCSM is keeping the cargo secure.

AVAILABLE INFORMATION

KCS’ website (www.kcsouthern.com) provides, at no cost, KCSM’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after the electronic filing of these reports with the Securities and Exchange Commission. Written requests for copies of these reports may be made to the Corporate Secretary, P.O. Box 219335, Kansas City, Missouri 64121-9335 (or if by express delivery to 427 West 12th Street, Kansas City, Missouri 64105).

Item 1A.	Risk Factors

Risk Factors Relating to KCSM Debt

The Company’s substantial indebtedness could adversely affect its financial position and its ability to meet its obligations under its debt instruments.

KCSM has a substantial amount of debt and significant debt service obligations. As of December 31, 2009, KCSM had total outstanding indebtedness of $1,136.1 million, consisting of (i) $989.7 million of senior unsecured indebtedness, (ii) $118.4 million of senior secured indebtedness and capital lease obligations and (iii) $28.0 million of unsecured debt with another wholly-owned subsidiary of KCS and equipment debt. KCSM’s stockholders’ equity was $1,334.8 million as of December 31, 2009, resulting in a debt ratio (total debt as a percentage of total debt plus equity) of 46.0%.

KCSM’s substantial indebtedness could make it more difficult for it to borrow money in the future and may reduce the amount of money available to finance its operations and other business activities, including the following:

•	KCSM will have to dedicate a substantial portion of its cash flow from operations to the payment of principal, premium, if any, and interest on its debt, which will reduce funds available for other purposes;

•	KCSM may not be able to fund capital expenditures, working capital and other corporate requirements;

•	KCSM may not be able to obtain additional financing, or obtain it at acceptable rates;

•	KCSM’s ability to adjust to changing market conditions and to withstand competitive pressures could be limited, and the Company may be vulnerable to additional risk if there is a downturn in general economic conditions or in its business, including the availability of short-term and long-term debt;

•	KCSM may be exposed to risks in exchange rate fluctuations because any fluctuation of the Mexican peso relative to the U.S. dollar could impact its ability to service debt. See “KCSM’s operations are subject to economic and political risk;” and

•	KCSM may be at a disadvantage compared to its competitors that have less leverage and greater operating and financial flexibility than the Company does.

Failure to comply with restrictive covenants in KCSM’s existing contractual arrangements could accelerate KCSM’s repayment obligations under its indentures relating to its debt.

The indentures relating to KCSM’s outstanding debt securities contain a number of restrictive covenants, and any additional financing arrangements KCSM enters into may contain additional restrictive covenants. These covenants restrict or prohibit many actions, including, but not limited to, KCSM’s ability to incur debt, create or suffer to exist liens, make prepayments of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. Failure to maintain compliance with the covenants contained in the indentures could constitute a default which could accelerate the payment of any amounts outstanding under these financial agreements.

A downturn in debt capital markets may increase the cost of borrowing and make financing difficult to obtain, each of which could have a material adverse effect on the Company’s results of operations and business.

Events in the financial markets may have an adverse impact on the debt capital markets and, as a result, credit may become more expensive and difficult to obtain. Lenders may impose more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which KCSM conducts business. The negative impact of tightening credit markets, and adverse changes in the debt capital markets generally, may have a material adverse effect on KCSM’s results of business and operations resulting from, but not limited to, an inability to finance capital expansion on favorable terms, if at all, increased financing cost or financial terms with increasingly restrictive covenants.

Risk Factors Relating to KCSM’s Business

KCSM’s Concession is subject to revocation or termination in certain circumstances which would prevent KCSM from operating its railroad and would have a material adverse effect on its business and financial condition.

KCSM operates under the Concession granted by the Mexican government, which is renewable for up to 50 years, subject to certain conditions. The Concession gives KCSM exclusive rights to provide freight transportation services over its rail lines for 30 years of the 50-year Concession, subject to certain trackage and haulage rights granted to other concessionaires. The Secretaría de Comunicaciones y Transportes (Ministry of Communications) (“SCT”), which is principally responsible for regulating railroad services in Mexico, has broad powers to monitor KCSM’s compliance with the Concession and can require KCSM to supply it with any technical, administrative and financial information it requests. Among other obligations, KCSM must comply with the investment commitments established in its business plan, which forms an integral part of the Concession, and must update the plan every five years. The SCT treats KCSM’s business plans confidentially. The SCT also monitors KCSM’s compliance with efficiency and safety standards established in the Concession. The SCT reviews, and may amend, these standards every five years.

The Mexican Railroad Services Law and regulations provide the Mexican government certain rights in its relationship with KCSM under the Concession, including the right to take over the management of KCSM and its railroad in certain extraordinary cases, such as imminent danger to national security. In the past, the Mexican government has used such power with respect to other privatized industries, including the telecommunications industry, to ensure continued service during labor disputes. In addition, under Article 47 of the Mexican Railroad Services Law and regulations, the SCT, in consultation with The Comisión Federal de Competencia (Mexican Antitrust Commission), (“COFECO”) reserves the right to set service rates if it determines that effective competition does not exist in the Mexican railroad industry. COFECO, however, has not published guidelines regarding the factors that constitute a lack of competition. It is, therefore, unclear under what particular circumstances COFECO would deem a lack of competition to exist. If the SCT intervenes and sets services rates, the rates it sets may be too low to allow KCSM to operate profitably.

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

The SCT may revoke the Concession if KCSM is sanctioned on three distinct occasions for unjustly interrupting the operation of its rail lines or for charging tariffs higher than the tariffs it has registered with the SCT. In addition, the SCT may revoke the Concession if, among other things, KCSM is sanctioned on five distinct occasions because KCSM restricts the ability of other Mexican rail operators to use its rail lines; KCSM fails to make payments for damages caused during the performance of services; KCSM fails to comply with any term or condition of the Mexican Railroad Services Law and regulations or the Concession; KCSM fails to make the capital investments required under its five-year business plan filed with the SCT; or KCSM fails to maintain an obligations compliance bond and insurance coverage as specified in the Mexican Railroad Services Law and regulations. In addition, the Concession would revoke automatically if KCSM changes its nationality or assigns or creates any lien on the Concession, or if there is a change in control of KCSM, without the SCT’s approval. The SCT may also terminate the Concession as a result of KCSM’s surrender of its rights under the Concession, or for reasons of public interest or upon KCSM’s liquidation or bankruptcy. Revocation or termination of the Concession would prevent KCSM from operating its railroad and would materially adversely affect KCSM’s operations and the ability to make payments on KCSM’s debt. If the Concession is terminated or revoked by the SCT for any reason, KCSM would receive no compensation and its interest in its rail lines and all other fixtures covered by the Concession, as well as all improvements made by it, would revert to the Mexican government.

In April 2006, the SCT initiated proceedings against KCSM, claiming that KCSM had failed to make certain minimum capital investments projected for 2004 and 2005 under its five-year business plan filed with the SCT prior to its April 2005 acquisition by KCS (collectively, the “Capital Investment Proceedings”). KCSM believes it made capital expenditures exceeding the required amounts. KCSM responded to the SCT by providing evidence in support of its investments and explaining why it believes sanctions are not appropriate. In May 2007, KCSM was served with an SCT resolution regarding the Capital Investment Proceeding for 2004, in which the SCT resolved to impose no sanction. In June 2007, KCSM was served with an SCT resolution regarding the Capital Investment Proceeding for 2005, in which the SCT determined that KCSM had indeed failed to make the minimum capital investments required for such year, and imposed a minimum fine. KCSM has filed an action in the Mexican Administrative and Fiscal Federal Court challenging this ruling. KCSM will have the right to challenge any adverse ruling.

KCSM believes that even if the sanction is ultimately imposed as a consequence of the 2005 Capital Investment Proceeding, there will be no material adverse effect on its results of operations or financial condition. However, if a sanction were to be imposed it would be considered a “generic” sanction under Mexican law (i.e., sanctions applied to conduct not specifically referred to in specific subsections of the Mexican railway law). If KCSM is ultimately sanctioned by the SCT for “generic” sanctions on five occasions over the term of the Concession, KCSM could be subject to possible future SCT action seeking revocation of the Concession. Such revocation would materially adversely affect the results of operations and financial condition of KCSM.

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

KCSM’s Concession from the Mexican government requires KCSM to make investments and undertake capital projects. If KCSM fails to make such capital investments, KCSM’s business plan commitments with the Mexican government may be at risk, requiring KCSM to seek waivers of its business plan. There is no assurance that such waivers, if requested, would be granted by the SCT. KCSM may defer capital expenditures under its business plan with the permission of the SCT. However, the SCT might not grant this permission, and any failure by KCSM to comply with the capital investment commitments in its business plan could result in sanctions imposed by the SCT, and could result in revocation of the Concession if sanctions are imposed on five occasions. KCSM cannot assure that the Mexican government would grant any such permission or waiver. If such permission or waiver is not obtained in any instance and KCSM is sanctioned, its Concession might be at risk of revocation, which would materially adversely affect KCSM’s financial condition and results of operations. See “KCSM’s Concession is subject to revocation or termination in certain circumstances.”

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

KCSM’s operations are subject to competition from other railroads, particularly Ferrocarril Méxicano, S.A. de C.V (“Ferromex”) and Ferrosur in Mexico, as well as from truck carriers, barge lines and other maritime shippers. Certain rail competitors are much larger and have significantly greater financial and other resources than KCSM, which may enable KCSM’s rail competitors to reduce rates and make KCSM’s freight services less competitive. KCSM’s ability to respond to competitive pressures by matching rate reductions and decreasing rates without adversely affecting gross margins and operating results will depend on, among other things, the ability to reduce operating costs. KCSM’s failure to respond to competitive pressures, and particularly rate competition, in a timely manner could have a material adverse effect on the Company’s results of operations and financial condition.

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

A central part of KCSM’s growth strategy is based upon the conversion of truck traffic to rail. There can be no assurance the Company will have the ability to convert traffic from truck to rail transport or that the customers already converted will be retained. If the railroad industry in general is unable to preserve its competitive advantages vis-à-vis the trucking industry, projected revenue growth from KCSM’s operations could be adversely affected. Additionally, the revenue growth attributable to KCSM’s operations could be affected by, among other factors, an expansion in the availability, or an improvement in the quality, of the trucking services offered by Mexican carriers resulting from regulatory and administrative interpretations and implementation of certain provisions of the North America Free Trade Agreement (“NAFTA”), and KCSM’s inability to grow its existing customer base and capture additional cargo transport market share because of competition from the shipping industry and other railroads.

KCSM’s business may be adversely affected by changes in general economic conditions, including the automotive industry, which has had difficulties in recent years.

KCSM’s operations may be adversely affected by changes in the economic conditions of the industries and geographic areas that produce and consume the freight that KCSM transports. The relative strength or weakness of the United States and Mexican economies affect the businesses served by KCSM. Prolonged negative changes in domestic and global economic conditions or disruptions of either or both from the financial and credit markets, including the availability of short-term and long-term debt financing, may affect KCSM, as well as the producers and consumers of the commodities that KCSM transports and may have a material adverse effect on KCSM’s results of operations, financial condition and liquidity.

The transportation industry is highly cyclical, generally tracking the cycles of the world economy. Although transportation markets are affected by general economic conditions, there are numerous specific factors within each particular market that may influence operating results. Some of KCSM’s customers do business in industries that are highly cyclical, including the oil and gas, automotive, housing and agriculture industries. Any downturn in these industries could have a material adverse effect on operating results. Also, some of the products transported have had a historical pattern of price cyclicality which has typically been influenced by the general economic environment and by industry capacity and demand. For example, global steel and petrochemical prices have decreased in the past and reduced demand for automotive vehicles and related shipments may result in decreased prices. KCSM cannot assure that prices and demand for these products will not decline in the future, adversely affecting those industries and, in turn, the Company’s financial condition or results.

KCSM’s business strategy, operations and growth rely significantly on agreements with other railroads and third parties.

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

KCSM’s business may be affected by market and regulatory responses to climate change.

KCSM’s operations may be adversely affected by restrictions, caps, taxes, or other controls on emissions of greenhouse gases, including diesel exhaust. Restrictions on emissions could also affect KCSM’s customers that use commodities that KCSM transports to produce energy, use significant amounts of energy in producing or delivering the commodities KCSM transports, or manufacture or produce goods that consume significant amounts of energy or burn fossil fuels, including coal-fired power plants, chemical producers, farmers and food producers, and automakers and other manufacturers. Significant cost increases, government regulation, or changes of consumer preferences for goods or services relating to alternative sources of energy or emissions reductions could materially affect the markets for the commodities KCSM transports, which in turn could have a material adverse effect on KCSM’s results of operations, financial condition and liquidity. Government incentives encouraging the use of alternative sources of energy could also affect certain customers and their respective markets for certain commodities KCSM transports in an unpredictable manner that could alter traffic patterns, including, for example, the impacts of ethanol incentives on farming and ethanol producers. Any of these factors, individually or in conjunction with one or more of the other factors, or other unforeseen impacts of climate change could have a material adverse effect on KCSM’s business, results of operations, financial condition and liquidity.

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

KCSM’s operations are subject to certain trackage rights, haulage rights and interline service agreements with another Mexican rail carrier, some of which are in dispute.

Through KCSM’s Concession from the Mexican government, KCSM is required to grant short and long distance trackage rights to Ferromex. Applicable law stipulates that Ferromex similarly is required to grant to KCSM rights to use portions of their tracks. Although all of these trackage rights have been granted under the Concession, KCSM and Ferromex have not actually operated under the long distance trackage rights because, other than the rates to be charged pursuant to the Trackage Rights Agreement, dated February 9, 2010, between KCSM and Ferromex, the rates that may be charged for the right to use the tracks have not been agreed upon between KCSM and Ferromex for the periods beginning in 1998 through December 31, 2008.

If KCSM cannot reach an agreement with Ferromex for rates applicable for services prior to January 1, 2009 which are not subject to the Trackage Rights Agreement, the SCT is entitled to set the rates in accordance with Mexican law and regulations, which rates may not adequately compensate KCSM. KCSM is currently involved in judicial, civil and administrative proceedings and negotiations with Ferromex regarding the rates payable to each other for trackage rights, interline services and haulage rights for periods prior to

January 1, 2009. Certain of these disputes continue under litigation. Any resolution of such procedures adverse to KCSM could have a negative impact on its results of operations in a particular quarter of fiscal year.

Downturns in the U.S. economy, Mexican economy, U.S.-Mexico trade, certain cyclical industries in which KCSM’s customers operate, the global economy or fluctuations in the peso-dollar exchange rate could have adverse effects on KCSM’s financial condition.

The level and timing of KCSM’s activity is heavily dependent upon the level of Mexican-United States trade and the effects of NAFTA on such trade. KCSM’s operations depend on Mexican and United States markets for the products KCSM transports, the relative position of Mexico and the United States in these markets at any given time, and tariffs or other barriers to trade. Downturns in the Mexican or United States economies or in trade between Mexico and the United States would likely have adverse effects on KCSM’s results of operations and its ability to meet debt service obligations. In addition, KCSM has invested significant amounts in developing its intermodal operations at the Port of Lazaro Cardenas, in part to provide Asian importers with an alternative to west coast ports of the United States, and the level of intermodal traffic depends, to an extent, on the volume of Asian shipments routed through Lazaro Cardenas. Reduction in trading volumes which may be caused by factors beyond KCSM’s control, including increased government regulations in light of recent concerns regarding the safety and quality of Asian-manufactured products, may adversely affect KCSM’s business and results of operations.

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

Traffic congestion experienced in the U.S. railroad system may result in overall traffic congestion which would impact the ability to move traffic to and from Mexico and adversely affect KCSM’s operations. This system congestion may also result in certain equipment shortages. Any similar congestion experienced by railroads in Mexico could have an adverse effect on its business and results of operations. In addition, the growth of cross-border traffic in recent years has contributed to congestion on the international bridge at the Nuevo Laredo-Laredo border gateway, which is expected to continue in the near future. This may adversely affect KCSM’s business and results of operations.

If KCSM’s primary fuel supply contract is terminated, or if fuel prices substantially increase, its financial condition could be materially adversely affected.

KCSM incurs substantial fuel costs in its railroad operations and these costs represent a significant portion of its transportation expenses. Significant price increases for fuel may have a material adverse effect on operating results. During periods of rising fuel prices, KCSM has been able to pass the majority of these fuel cost increases on to customers in the form of fuel surcharges applied either in the form of an increase in the freight rate or direct customer billings. If KCSM is unable to recapture its costs of fuel from its customers, operating results could be materially adversely affected. In addition, a severe disruption of fuel supplies resulting from supply shortages, political unrest, a disruption of oil imports, weather events, war or otherwise, and the resulting impact on fuel prices could materially adversely affect KCSM’s operating results, financial condition and cash flows.

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

KCSM depends on the stability and availability of its information technology systems to operate its business.

KCSM relies on information technology in all aspects of its business. A significant disruption or failure of its information technology systems, including its computer hardware, software and communications equipment, could result in service interruptions, safety failures, security violations, regulatory compliance failures and the inability to protect corporate information assets against intruders or other operational difficulties. Although KCSM has taken steps to mitigate these risks, a significant disruption could adversely affect KCSM’s results of operations, financial condition, liquidity and ability to compete effectively. Additionally, if KCSM is unable to acquire or implement new technology, it may suffer a competitive disadvantage, which could also have an adverse effect on KCSM’s results of operations, financial condition or liquidity.

KCSM, as a common carrier by rail, is required by Mexican law to transport hazardous materials, which could expose KCSM to significant costs and claims.

Under Mexican applicable laws, KCSM’s common carrier responsibility requires it to transport hazardous materials. Any rail accident or other incident or accident on KCSM’s network, facilities, or at the facilities of

KCSM’s customers involving the release of hazardous materials, including toxic inhalation hazard (or TIH) materials, could involve significant costs and claims for personal injury, property damage, and environmental penalties and remediation, which could have a material adverse effect on KCSM’s results of operations, financial condition and liquidity.

KCSM’s business is subject to tax, environmental, health, and safety laws and regulations that could require KCSM to incur material costs or liabilities relating to tax, environmental, health, or safety compliance or remediation. KCSM’s failure to comply with these regulations could have a material adverse effect on its operations.

KCSM is subject to income taxes and non-income-based taxes in Mexico. Significant judgment is required in determining the provision for income taxes and other tax liabilities. Changes in tax rates, enactment of new tax laws, and revisions of tax regulations could have a material adverse affect on the Company’s financial condition and operating results. Although KCSM believes the tax estimates are reasonable, the final determination of tax audits, claims, or litigation could differ from what is reflected in KCSM’s income tax provisions and accruals.

In the operation of a railroad, it is possible that derailments, explosions or other accidents may occur that could cause harm to the environment or to human life or health. As a result, KCSM may incur costs in the future, which may be material, to address any such harm, including costs relating to the performance of clean-ups, natural resources damages and compensatory or punitive damages for harm to property or individuals.

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

KCSM’s business may be affected by future acts of terrorism, war or other acts of violence or crime.

Terrorist attacks, such as an attack on the Company’s chemical transportation activities, any government response thereto and war or risk of war may adversely affect KCSM’s results of operations, financial condition, and cash flows. These acts may also impact the Company’s ability to raise capital or its future business opportunities. KCSM’s rail lines and facilities could be direct targets or indirect casualties of acts of terror, which could cause significant business interruption and damage to KCSM’s property. In recent years, there have been reported incidents of train cargo robberies in Mexico. Other acts of violence or crime could also adversely affect the Company’s business.

As a result, acts of terrorism or war or acts of crime or violence could result in increased costs and liabilities and decreased revenues for KCSM. In addition, insurance premiums charged for some or all of the applicable coverage currently maintained by KCSM could increase dramatically or certain coverage may not be adequate to cover losses or may not be available in the future.

Renegotiation of terms of the labor agreement and any potential labor disruptions could adversely affect its financial condition.

KCSM union employees are covered by one labor agreement, which was signed on June 23, 1997 between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (Mexican Railroad Union), for a term of 50 years, for the purpose of regulating the relationship between the parties and improving conditions for the union employees. Approximately 80% of KCSM’s employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other terms are renegotiated every two years. In June 2009, the negotiation of the compensation terms and all other benefits was started with the Mexican Railroad Union. The anticipated resolutions of these negotiations are not expected to have a material impact to the consolidated financial statements. The union labor negotiation with the Mexican Railroad Union has not historically resulted in disruption in our business operations.

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

The Mexican government has exercised, and continues to exercise, significant influence over the Mexican economy. Accordingly, Mexican governmental actions concerning the economy and state-owned enterprises could have a significant impact on Mexican private sector entities in general and on KCSM’s operations in particular. KCSM cannot predict the impact that the political landscape, including the recently implemented multiparty rule, will have on the Mexican economy. Furthermore, KCSM’s financial condition, results of operations and prospects may be affected by currency fluctuations, inflation, interest rates, regulation, taxation, social instability and other political, social and economic developments in or affecting Mexico.

Mexican national politicians are currently focused on certain regional political and social tensions, and reforms regarding fiscal and labor policies, gas, electricity, social security and oil have not been and may not be approved. The social and political situation in Mexico could adversely affect the Mexican economy, which in turn could have a material adverse effect on KCSM’s business, financial condition and results of operations.

The Mexican economy in the past has suffered balance of payment deficits and shortages in foreign exchange reserves. Though Mexico has imposed foreign exchange controls in the past, there are currently no exchange controls in Mexico. Pursuant to the provisions of NAFTA, if Mexico experiences serious balance of payment difficulties or the threat of such difficulties in the future, Mexico would have the right to impose foreign exchange controls on investments made in Mexico, including those made by United States and Canadian investors. Any restrictive exchange control policy could adversely affect KCSM’s ability to obtain dollars or to convert pesos into dollars for purposes of making interest and principal payments due on indebtedness, to the extent KCSM may have to effect those conversions. This could have a material adverse effect on KCSM’s business and financial condition.

Mexico may experience high levels of inflation in the future which could adversely affect KCSM’s results of operations.

Mexico has a history of high levels of inflation and may experience high inflation in the future. During most of the 1980s and during the mid and late 1990s, Mexico experienced periods of high levels of inflation. The annual rate of inflation for the last three years, as measured by changes in the National Consumer Price Index, as provided by Banco de México, were 3.6% in 2009, 6.5% in 2008, and 3.8% in 2007. A substantial increase in the Mexican inflation rate would have the effect of increasing some of KCSM’s costs, which could adversely affect its results of operations and financial condition. High levels of inflation may also affect the balance of trade between Mexico and the United States, and other countries, which could adversely affect KCSM’s results of operations.

Risk Factors Relating to Ongoing Litigation

KCSM is a party to various legal proceedings and administrative actions arising in the ordinary course of business including those specifically mentioned below.

KCSM was named as a defendant in a lawsuit, which if adversely resolved, could result in KCS being ordered to return the stock of KCSM to the Federal Government of Mexico, thus losing its Concession to operate its Mexican railroad

On December 9, 2009, KCSM was notified of a lawsuit filed by Minera México, S.A. de C.V. (“Minera México”), a subsidiary of Grupo México, S.A.B. de C.V. and an affiliate of Ferromex, against the Federal Government of Mexico, the SCT, Ferrocarriles Nacionales de México (“FNM”), KCSM, Nafta Rail, S.A. de C.V., a subsidiary of KCS (“Nafta Rail”), and KCS. The lawsuit claims that after the privatization bidding process for the acquisition of a majority interest in Ferrocarril del Noreste, S.A. de C.V. (“FNE”) (now KCSM) had concluded in 1997, in which the bidding was awarded to Transportación Ferroviaria Mexicana, S. de R.L. de C.V. (“TFM”) and the relevant stock purchase agreement was signed, the defendants improperly amended the stock purchase agreement and the purchasers paid a price lower than the price offered. The lawsuit alleges that the Mexican Federal Government, the SCT, FNM, KCSM, Nafta Rail and KCS violated a variety of the rules and regulations associated with the privatization bidding process. As a result of these alleged improprieties, Minera México claims the acquisition of FNE by KCS (through TFM) should be declared null and void and, consequently, the capital stock of FNE should be returned to the Federal Government of Mexico and Minera México, as the second place bidder in the bidding process, should be awarded the right to purchase the capital stock of FNE. On February 9, 2010, Minera México agreed to dismiss this lawsuit.

Disputes Relating to the Provision of Services to a Mexican subsidiary of a Large U.S. Auto Manufacturer.  KCSM is involved in several disputes related to providing service to a Mexican subsidiary of a large U.S. Auto Manufacturer (the “Auto Manufacturer”).

In March 2008, the Auto Manufacturer filed an arbitration suit against KCSM under a contract for services to the Auto Manufacturer’s plants in Mexico, which, as amended, had a stated termination date of January 31, 2008. The Auto Manufacturer claimed that the contract was implicitly extended and continued in effect beyond its stated termination date. The Auto Manufacturer is seeking a declaration by the arbitrator that the rates being assessed by KCSM are discriminatory, even though the rates being charged are within the legal rate limits set by Mexican law for such freight transportation. KCSM claimed that the contract did, in fact, expire on its stated termination date, and that services rendered thereafter are thus subject to the general terms and conditions (including rates) applicable in the absence of a specific contract, pursuant to Mexican law. Accordingly, KCSM filed a counterclaim against the Auto Manufacturer to, among other things, recover the applicable rate difference between the rates under the contract and KCSM’s rates. The arbitration was divided in two phases. On May 18, 2009, the arbitrator issued an award on the first phase of the arbitration proceeding, ruling that the contract had terminated on May 8, 2008. As of the date of this filing, the second phase of the arbitration proceeding, regarding the claim that the rates assessed by KCSM are discriminatory, is in the evidentiary stage and has not been resolved. Management believes the final resolution of these claims will not have any material impact on KCSM’s results of operations.

In May 2008, the SCT initiated a proceeding against KCSM, at the request of a Mexican subsidiary of a large U.S. Auto Manufacturer, alleging that KCSM impermissibly bundled international rail services and engaged in discriminatory pricing practices with respect to rail services provided by KCSM to the Auto Manufacturer. In March 2009, the SCT issued a decision determining that KCSM had engaged in the activities alleged, but imposed no sanction since this was the first time KCSM had engaged in such activities. On May 6, 2009, KCSM challenged the SCT’s decision and the appeal is currently pending in the Administrative and Fiscal Federal Court.

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

Under its Concession from the Mexican government, KCSM has the right to operate approximately 2,600 miles of main and branch lines, including 700 miles of trackage rights but does not own the land, roadway or associated structures. The Concession requires KCSM to make investments as described in a business plan filed every five years with the Mexican government. KCSM may defer capital expenditures with respect to its five-year business plan with the permission of the SCT. However, should the SCT not grant this permission, KCSM’s failure to comply with the commitments in its business plan could result in fines and ultimately the Mexican government revoking the Concession. See Item 1A, “Risk Factors — KCSM’s Concession is subject to revocation or termination in certain circumstances which would prevent KCSM from operating its railroad and would have a material adverse effect on its business and financial condition.”

Equipment Configuration

KCSM owned or leased the following units of equipment at December 31:

	2009		2008
	Leased	Owned	Leased	Owned

Locomotives	105	267	105	352

Rolling Stock:
Box cars	1,327	178	1,689	539
Gondolas	2,261	1,698	2,565	1,686
Hoppers	1,564	331	1,972	316
Flat cars (intermodal and other)	311	436	308	414
Auto racks	1,548	—	1,555	—
Tank cars	501	—	500	17
Other	—	48	—	54

Total	7,512	2,691	8,589	3,026

Average Age (in Years) of Leased and Owned Locomotives:	2009	2008

Road locomotives	11.9	12.7
All locomotives	16.9	16.4

The Company, at the date of this filing, has approximately 100 locomotives in storage, which primarily reflects the current economic environment and some seasonality. Management believes that this equipment will be needed in the foreseeable future as the Company grows and/or economic conditions improve. The Company has continued to depreciate all stored locomotives; older locomotives will be retired in the normal course of business or in some cases disposed of through re-sale.

Item 3.	Legal Proceedings

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. For more information on legal proceedings, see Item 1A, “Risk Factors — Risks Factors Relating to Ongoing Litigation” and Item 8, “Financial Statements and Supplementary Data — Note 11 Commitments and Contingencies,” and Item 9B, “Other Information.”

Item 4.	Submission of Matters to a Vote of Security Holders

Omitted pursuant to General Instruction I(2) to Form 10-K.

Part II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

There is no public trading market for KCSM’s equity securities. All of its equity securities are indirectly owned by KCS.

Dividend Policy.

Pursuant to KCSM’s outstanding indentures, the Company can pay cash dividends permitted by applicable law, subject to certain limitations.

On December 22, 2009 and September 22, 2008, the Company declared a cash dividend on its common stock of Ps.41.2 million or $3.2 million and Ps.75.0 million or $7.1 million, respectively, to the Company’s shareholders, all subsidiaries of KCS. These dividends do not relate to earnings from the operations of KCSM. The dividends reflect pass-through of related company dividends from the Company’s equity investment in FTVM. The Company had not declared or paid dividends on its common stock before September 22, 2008.

Item 6.	Selected Financial Data

Omitted pursuant to General Instruction I(2) to Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management’s narrative analysis relates to the financial condition and results of operations of KCSM and subsidiaries.

RESULTS OF OPERATIONS

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

The following summarizes the consolidated income statement components of KCSM (in millions).

			Change
	2009	2008	Dollars	Percent

Revenues	$616.0	$818.5	$(202.5)	(25)%
Operating expenses	506.3	602.9	(96.6)	(16)%

Operating income	109.7	215.6	(105.9)	(49)%
Equity in net earnings of unconsolidated affiliates	2.9	7.4	(4.5)	(61)%
Interest expense	(110.1)	(86.6)	(23.5)	27%
Debt retirement costs	(0.6)	—	(0.6)	(100)%
Foreign exchange gain (loss)	2.2	(21.3)	23.5	(110)%
Other income, net	3.1	2.9	0.2	7%

Income before income taxes	7.2	118.0	(110.8)	(94)%
Income tax expense	0.2	15.0	(14.8)	(99)%

Net income	$7.0	$103.0	$(96.0)	(93)%

Revenues

The following table summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change

Chemical and petroleum	$139.4	$143.2	(3)%	88.8	80.6	10%	$1,569.8	$1,776.7	(12)%
Industrial and consumer products	154.5	223.6	(31)%	134.3	180.6	(26)%	1,150.4	1,238.1	(7)%
Agriculture and minerals	166.6	225.7	(26)%	114.8	141.5	(19)%	1,451.2	1,595.1	(9)%

Total general commodities	460.5	592.5	(22)%	337.9	402.7	(16)%	1,362.8	1,471.3	(7)%
Coal	12.9	20.7	(38)%	16.4	21.7	(24)%	786.6	953.9	(18)%
Intermodal	78.4	86.5	(9)%	228.2	260.9	(13)%	343.6	331.5	4%
Automotive	50.4	101.1	(50)%	47.7	96.2	(50)%	1,056.6	1,050.9	1%

Subtotal	602.2	800.8	(25)%	630.2	781.5	(19)%	$955.6	$1,024.7	(7)%

Other revenue	13.8	17.7	(22)%

Total revenues(i)	$616.0	$818.5	(25)%

(i) Included in revenues:
Fuel surcharge	$49.8	$62.3

Freight revenues include both revenue for transportation services and fuel surcharges. For the year ended December 31, 2009, revenues decreased $202.5 million compared to 2008, primarily due to the overall decrease in carload/unit volumes due to the downturn in the economy and the effect of unfavorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso for revenues denominated in Mexican pesos, partially offset by an increase in core pricing.

KCSM’s fuel surcharge is a mechanism to adjust revenue based upon changing fuel prices. Fuel surcharges are calculated differently depending on the type of commodity transported. For most commodities,

fuel surcharge is calculated using a fuel price from a prior time period that can be as much as 60 days earlier. In a period of volatile fuel prices or changing customer business mix, changes in fuel expense and fuel surcharge may significantly differ.

The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity
group for 2009

Chemical and petroleum.  Revenues decreased $3.8 million for the year ended December 31, 2009 compared to 2008, primarily due to unfavorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso, an unfavorable change in product mix and reduced length of haul. Revenues decreased in chemical products and plastic products used to manufacture glass and paint as a result of the downturn in the automotive and construction industries. This decrease was partially offset by an increase in petroleum volumes.

Industrial and consumer products.  Revenues decreased $69.1 million for the year ended December 31, 2009 compared to 2008, due to a decrease in volume and unfavorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso. Metals and scrap volume decreased due to continued adverse steel market conditions which began in late 2008. Cement exports decreased due to the continued slowdown of the construction industry. Pulp and scrap paper imports decreased due to the continued slowdown in the economy and higher product prices. Additionally, beer volume decreased as a result of a change in a customer’s distribution network.

Agricultural and mineral.  Revenues decreased $59.1 million for the year ended December 31, 2009 compared to 2008, due to a decrease in volume and unfavorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso. Grain traffic accounted for the majority of the decrease as traffic patterns shifted due to a combination of factors. There was an abundant supply of grain, primarily corn that was grown in Mexico, as well as an abundant supply of alternative grains which drove a change in origination and traffic patterns. In addition, significantly lower vessel freight rates from U.S. ports along the Gulf of Mexico drove a substitution from rail to vessel for certain shipments to Mexico.

Coal.  Revenues decreased $7.8 million for the year ended December 31, 2009 compared to 2008, primarily due to decreases in volume and length of haul. Petroleum coke shipments within Mexico decreased due to a market slowdown in the cement and steel industries.

Intermodal.  Revenues decreased $8.1 million for the year ended December 31, 2009 compared to 2008, primarily due to a decrease in volume due to the loss of business driven by unfavorable fluctuation in the value of U.S. dollar against the value of the Mexican peso. Steamship volume decreases were driven by reduced demand in consumer retail and continued aggressive truck competition. This decrease was partially offset by a fourth quarter increase in cross border automotive part shipments.

Automotive.  Revenues decreased $50.7 million for the year ended December 31, 2009 compared to 2008, due to a decline in volume and unfavorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso. The volume decrease was driven by the continued overall downturn in the automotive industry caused by consumer uncertainty and tightening credit markets. In addition, the bankruptcy of two U.S. automotive companies resulted in several unscheduled plant shutdowns. The decline in volume was partially offset by U.S. government incentive programs that were established during the second and third quarters of 2009.

Operating Expenses

Operating expenses, as shown below (in millions), decreased $96.6 million for the year ended December 31, 2009, when compared to 2008, primarily due to decreased carload/unit volumes, the effect of favorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso for operating expenses denominated in Mexican pesos, and cost containment measures. Certain prior period amounts have been reclassified to conform to the current year presentation.

			Change
	2009	2008	Dollars	Percent

Compensation and benefits	$77.5	$106.5	$(29.0)	(27)%
Purchased services	109.3	136.8	(27.5)	(20)%
Fuel	86.9	112.6	(25.7)	(23)%
Equipment costs	87.3	100.2	(12.9)	(13)%
Depreciation and amortization	102.4	103.2	(0.8)	(1)%
Casualties and insurance	10.5	12.8	(2.3)	(18)%
Materials and other	32.4	30.8	1.6	5%

Total operating expenses	$506.3	$602.9	$(96.6)	(16)%

Compensation and benefits.  Compensation and benefits decreased $29.0 million for the year ended December 31, 2009, compared to 2008, primarily due to labor reductions in response to declining carload/unit volumes, with further expense decreases due to favorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso.

Purchased services.  Purchased services expense decreased $27.5 million for the year ended December 31, 2009, compared to 2008. The decrease is primarily due to lower locomotive maintenance expense as a result of fewer locomotives in service, newer fleet and renegotiated maintenance contracts. Corporate expenses, switching and terminal services decreased as a result of cost containment measures and lower volumes, respectively. In addition, the Company recognized a deferred credit of $6.1 million related to the partial cancellation of a maintenance contract in 2009.

Fuel.  Fuel expense decreased $25.7 million for the year ended December 31, 2009, compared to 2008. The decrease was driven by lower consumption due to the decrease in traffic volume, favorable fluctuations in the value of the U.S. dollar against the value of the Mexican peso and increased fuel efficiency.

Equipment costs.  Equipment costs decreased $12.9 million for the year ended December 31, 2009, compared to 2008, primarily due to a decrease in the use of other railroads’ freight cars, partially offset by an increase in certain car lease expenses.

Depreciation and amortization.  Depreciation and amortization expense decreased $0.8 million for the year ended December 31, 2009, compared to 2008, primarily due to the full year impact of lower rates based on the scheduled depreciation study completed in 2009. In addition, depreciation expense decreased due to a change in the estimated useful lives of certain concession assets. These decreases were partially offset by an increase in depreciation expense due to a larger asset base.

Casualties and insurance.  Casualty and insurance expenses decreased $2.3 million for the year ended December 31, 2009, compared to 2008, primarily due to fewer derailments and lower average cost per derailment, partially offset by an increase in freight loss and damage expenses.

Materials and other.  Materials and other expenses increased $1.6 million for the year ended December 31, 2009, compared to 2008, primarily due to legal settlements in 2009. In addition, 2008 included a reduction in a legal reserve. These increases were partially offset by a decrease in other employee expenses and concession duty.

Non-Operating Expenses

Equity in net earnings of unconsolidated affiliates.  Equity in earnings from unconsolidated affiliates was $2.9 million and $7.4 million for the years ended December 31, 2009 and 2008, respectively. Significant components of this change are as follows:

•	KCSM’s equity in earnings of FTVM was $1.3 million for the year ended December 31, 2009, compared to $4.7 million for 2008. The decrease is primarily due to a decline in volume due to the downturn in the economy and a favorable adjustment related to negotiation of a maintenance agreement recorded in 2008.

•	KCSM’s equity in earnings of Mexrail, Inc. was $1.6 million for the year ended December 31, 2009, compared to $2.7 million for 2008. This decrease was primarily due to a reduction in carload/unit volumes attributable to the overall economic downturn.

Interest expense.  Interest expense increased $23.5 million for the year ended December 31, 2009, compared to 2008. The increase was attributable to higher debt balances and average interest rates. In addition, in 2009, the Company recognized interest expense from an unfavorable litigation outcome.

Foreign exchange.  For the year ended December 31, 2009, the foreign exchange gain was $2.2 million compared to a foreign exchange loss of $21.3 million for 2008, primarily due to fluctuations in the value of the U.S. dollar against the value of the Mexican peso.

Other income, net.  Other income, net consists primarily of miscellaneous interest income. For the year ended December 31, 2009, other income, net was $3.1 million, compared to $2.9 million for 2008.

Income tax expense.  For the year ended December 31, 2009, the Company’s income tax expense was $0.2 million, a decrease of $14.8 million as compared to $15.0 million for 2008. The effective income tax rate was 2.8% for the year ended December 31, 2009, as compared to 12.7% for 2008. The changes in income tax expense and the effective income tax rate were due to lower pre-tax income in 2009, foreign exchange rate fluctuations and a change in Mexican tax rates for the years 2010 through 2013.

LIQUIDITY AND CAPITAL RESOURCES

KCSM’s primary uses of cash are to support operations; maintain and improve its railroad; pay debt service; acquire new and maintain existing locomotives, rolling stock and other equipment; and meet other obligations. KCSM’s cash flow from operations has historically been sufficient to fund operations, maintenance capital expenditures and debt service. External sources of cash (principally bank debt, public and private debt and leases) have been used to refinance existing indebtedness and to fund acquisitions, new investments and equipment additions. As of December 31, 2009, total available liquidity was approximately $92.6 million.

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

As of December 31, 2009, KCSM has a debt capitalization ratio (total debt as a percentage of total debt plus total equity) of 46.0 percent. Its primary sources of liquidity are cash flows generated from operations and access to debt capital markets. Although KCSM has had adequate access to the debt capital markets, as a non-investment grade company, the financial terms under which funding is obtained often contain restrictive covenants. The covenants constrain financial flexibility by restricting or prohibiting certain actions, including the ability to incur additional debt for any purpose other than refinancing existing debt, create or suffer to exist additional liens, make prepayments of particular debt, pay dividends on common stock, make investments, engage in transactions with stockholders and affiliates, sell certain assets, and engage in mergers and consolidations or in sale leaseback transactions. These restrictions, however, are subject to a number of qualifications and exceptions that provide the Company with varying levels of additional borrowing capacity. The Company was in compliance with all of its debt covenants as of December 31, 2009.

KCSM’s operating results and financing alternatives can be unexpectedly impacted by various factors, some of which are outside of its control. For example, if KCSM was to experience a reduction in revenues or a substantial increase in operating costs or other liabilities, its earnings could be significantly reduced, increasing the risk of non-compliance with debt covenants. Additionally, KCSM is subject to economic factors surrounding debt and its ability to obtain financing under reasonable terms is subject to market conditions. Volatility in capital markets and the tightening of market liquidity could impact KCSM’s access to capital. Further, KCSM’s cost of debt can be impacted by independent rating agencies, which assign debt ratings based on certain factors including credit measurements such as interest coverage and leverage ratios, liquidity and competitive position.

Standard & Poor’s Rating Services (“S&P”) rates the Company’s senior unsecured debt as B+ and recently improved the outlook to stable. Moody’s Investors Service (“Moody’s”) rates the Company’s senior unsecured debt as B2 and recently improved the outlook to stable.

Long-Term Debt

On March 30, 2009, KCSM issued $200.0 million of 12 1/2% senior unsecured notes due April 1, 2016 (the “12 1/2% Senior Notes”), which bear interest semiannually at a fixed annual rate of 12 1/2%. The 12 1/2% Senior Notes were issued at a discount to par value, resulting in an $11.0 million discount and a yield to maturity of 13 3/4%. The 12 1/2% Senior Notes are unsecured, unsubordinated obligations and rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations. KCSM used a portion of the net proceeds from the offering to repay all amounts outstanding under the unsecured credit agreement dated June 14, 2007 (the “2007 Credit Agreement”). Upon repayment of the outstanding amounts, KCSM terminated its 2007 Credit Agreement, effective March 30, 2009. The 12 1/2% Senior Notes are redeemable at KCSM’s option in whole or in part on and after April 1, 2013, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2013 — 106.250%, 2014 — 103.125% and 2015 — 100.000%. In addition, KCSM may redeem up to 35% of the notes any time prior to April 1, 2012 from the proceeds of the sale of capital stock in KCSM or KCS and the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount in the event of certain changes in the Mexican withholding tax rate. The 12 1/2% Senior Notes include certain covenants that restrict or prohibit certain actions.

On January 22, 2010, KCSM issued $300.0 million principal amount of 8.0% senior unsecured notes due February 1, 2018 (the “8.0% Senior Notes”) which bear interest semiannually at a fixed annual rate of 8.0%. The 8.0% Senior Notes were issued at a discount to par value, resulting in a $4.3 million discount and a yield to maturity of 8 1/4%. KCSM used the net proceeds from the issuance of the 8.0% Senior Notes and cash on hand to purchase $290.0 million in principal amount of the 9 3/8% senior unsecured notes due May 1, 2012 (the “9 3/8% Senior Notes”) tendered under an offer to purchase and pay all fees and expenses incurred in connection with the 8.0% Senior Notes offering and tender offer. The 8.0% Senior Notes are redeemable at KCSM’s option, in whole at any time or in part, on and after February 1, 2014, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2014 — 104.000%, 2015 — 102.000% and 2016 — 100.000%. In addition, KCSM may redeem up to 35% of the 8.0% Senior Notes any time prior to February 1, 2013 from the proceeds of the sale of capital stock in KCSM or KCS and the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount in the event of certain changes in the Mexican withholding tax rate. The 8.0% Senior Notes include certain covenants that restrict or prohibit certain actions.

On January 7, 2010, pursuant to an offer to purchase, KCSM commenced a cash tender offer for a portion of its 9 3/8% Senior Notes. On January 22, 2010, the Company purchased $290.0 million of the tendered 9 3/8% Senior Notes in accordance with the terms and conditions of the tender offer set forth in the offer to purchase using the proceeds received from the issuance of $300.0 million of the 8.0% Senior Notes. Additionally, on February 1, 2010, the Company repurchased $6.3 million of the 9 3/8% Senior Notes. The remaining 9 3/8% Senior Notes mature on May 1, 2012 and are redeemable by KCSM at its option. KCSM recorded debt retirement costs of $14.9 million in the first quarter of 2010.

Cash Flow Information

Summary cash flow data follows (in millions):

	December 31,
	2009	2008

Cash flows provided by (used for):
Operating activities	$142.5	$160.9
Investing activities	(150.4)	(231.2)
Financing activities	61.6	92.3

Net increase in cash and cash equivalents	53.7	22.0
Cash and cash equivalents beginning of year	38.9	16.9

Cash and cash equivalents end of period	$92.6	$38.9

Net operating cash flows for 2009 decreased $18.4 million to $142.5 million. The decrease in operating cash flows was primarily a result of lower net income from reduced carload/unit volumes due to the downturn in the economy. Net investing cash outflows were $150.4 million and $231.2 million during 2009 and 2008, respectively. This $80.8 million decrease was primarily due to a reduced capital program in response to decreased operating cash flows. Additional information regarding capital expenditures is provided below. Financing cash inflows decreased $30.7 million. During 2009 the Company declared and paid capital reductions to the Company’s shareholders and repaid of borrowings under the 2007 Credit Agreement. In addition the Company received proceeds of $189.0 million from the issuance of the 12 1/2% Senior Notes and proceeds of $21.6 million from a borrowing from a wholly-owned subsidiary of KCS.

Capital Expenditures

Capital improvements are generally funded with cash flows from operations. KCSM has historically used external sources such as loans or lease financing for equipment acquisition.

The following summarizes the capital expenditures by type (in millions):

	December 31,
	2009	2008

Roadway capital program	$66.8	$109.3
Equipment	8.8	36.6
Capacity	0.2	27.9
Locomotive acquisitions	1.0	79.2
Information technology	2.9	5.4
Other	12.7	7.6

Total capital expenditures — accruals basis	92.4	266.0
Change in capital accruals	37.3	(34.7)

Total cash capital expenditures	$129.7	$231.3

KCSM’s minimum investments obligation

The Concession requires KCSM to make investments and undertake capital projects, including capital projects described in a business plan filed every five years with the SCT. KCSM’s minimum investment obligations for the remaining three years of the current business plan are as follows: $121.0 million, $126.0 million and $132.0 million for 2010, 2011 and 2012, respectively.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

KCSM utilizes various financial instruments that have certain inherent market risks, but these instruments have not been entered into for trading purposes. The following information describes the key aspects of certain financial instruments that have market risk to KCSM.

The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short term financial instruments approximates the fair value due to their short-term nature.

The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $1,170.0 million and $830.1 million at December 30, 2009 and December 31, 2008, respectively. The financial statement carrying value was $1,136.1 million and $958.4 million at December 30, 2009 and December 31, 2008, respectively.

Foreign Exchange Sensitivity.  KCSM uses the dollar as its functional currency. The Company’s results of operations reflect revaluation gains and losses that KCSM records in the process of remeasuring certain transactions from pesos to dollars. Therefore, the Company has exposure to fluctuations in the value of the peso. KCSM manages this risk by monitoring its peso denominated cash inflows and outflows. For example, a hypothetical 10% increase in the U.S. dollar to the Mexican pesos exchange rate on net peso denominated monetary assets of Ps.521.8 million would result in a loss of approximately $3.6 million, and a 10% decrease in the exchange rate would result in a gain of approximately $4.4 million.

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

Under the supervision and participation of the Company’s President and Executive Representative and the Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (commonly referred to as the COSO framework). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009, based on the criteria outlined in the COSO framework.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Kansas City Southern de México, S.A. de C.V.:

We have audited the accompanying consolidated balance sheets of Kansas City Southern de México, S.A. de C.V. and subsidiaries (the Company) as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kansas City Southern de México, S.A. de C.V. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP

Kansas City, Missouri
February 11, 2010

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31
	2009	2008	2007
	(In millions)

Revenues	$616.0	$818.5	$813.2

Operating expenses:
Compensation and benefits	77.5	106.5	121.4
Purchased services	109.3	136.8	124.1
Fuel	86.9	112.6	119.1
Equipment costs	87.3	100.2	104.4
Depreciation and amortization	102.4	103.2	96.1
Casualties and insurance	10.5	12.8	11.1
Materials and other	32.4	30.8	21.4

Total operating expenses	506.3	602.9	597.6

Operating income	109.7	215.6	215.6
Equity in net earnings of unconsolidated affiliates	2.9	7.4	5.7
Interest expense	(110.1)	(86.6)	(87.9)
Debt retirement costs	(0.6)	—	(6.9)
Foreign exchange gain (loss)	2.2	(21.3)	(0.9)
Other income, net	3.1	2.9	2.9

Income before income taxes	7.2	118.0	128.5
Income tax expense	0.2	15.0	30.7

Net income	$7.0	$103.0	$97.8

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Balance Sheets

	December 31
	2009	2008
	(In millions,
	except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$92.6	$38.9
Accounts receivable, net	61.6	60.2
Related company receivable	16.8	29.0
Materials and supplies	37.4	27.0
Deferred income tax asset	117.3	56.0
Other current assets	48.9	54.6

Total current assets	374.6	265.7
Investments	46.9	46.4
Property and equipment (including concession assets), net	2,246.0	2,256.3
Related company receivable	31.1	3.4
Deferred income tax asset	—	36.4
Other assets	25.3	32.1

Total assets	$2,723.9	$2,640.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$11.0	$9.9
Accounts payable and accrued liabilities	112.7	162.5
Related company payable	27.1	10.8

Total current liabilities	150.8	183.2
Long-term debt	1,103.5	948.5
Related company debt	21.6	0.3
Deferred income tax liability	18.2	—
Other noncurrent liabilities and deferred credits	95.0	75.8

Total liabilities	1,389.1	1,207.8

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 4,785,510,235 shares authorized, issued without par value	507.3	608.3
Additional paid-in capital	243.6	243.6
Retained earnings	587.3	583.5
Accumulated other comprehensive loss	(3.4)	(2.9)

Total stockholders’ equity	1,334.8	1,432.5

Total liabilities and stockholders’ equity	$2,723.9	$2,640.3

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
	2009	2008	2007
	(In millions)

Operating activities:
Net income	$7.0	$103.0	$97.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102.4	103.2	96.1
Deferred income taxes	0.2	15.0	30.7
Equity in undistributed earnings of unconsolidated affiliates	(2.9)	(7.4)	(5.7)
Deferred compensation	3.3	(1.9)	(2.1)
Distributions from unconsolidated affiliates	3.0	7.2	—
Debt retirement cost	0.6	—	6.9
Changes in working capital items:
Accounts receivable	(1.4)	39.0	32.0
Related companies	28.0	(60.8)	40.7
Materials and supplies	(12.7)	3.7	(7.9)
Other current assets	12.6	(12.0)	9.3
Accounts payable and accrued liabilities	(3.3)	(22.2)	(25.1)
Other, net	5.7	(5.9)	(7.9)

Net cash provided by operating activities	142.5	160.9	264.8

Investing activities:
Capital expenditures	(129.7)	(231.3)	(237.9)
Proceeds from disposal of property	6.1	1.1	16.9
Proceeds and repayments from loan to related company	(27.5)	—	—
Other, net	0.7	(1.0)	(9.2)

Net cash used for investing activities	(150.4)	(231.2)	(230.2)

Financing activities:
Proceeds from issuance of long-term debt	189.0	125.0	221.7
Proceeds from issuance of related company debt	21.6	—	—
Repayment of long-term debt	(40.6)	(24.6)	(237.7)
Debt costs	(4.2)	(1.0)	(16.1)
Dividends paid	(3.2)	(7.1)	—
Capital reduction — pro-rata distribution of common stock	(101.0)	—	—

Net cash provided by (used for) financing activities	61.6	92.3	(32.1)

Cash and cash equivalents:
Net increase during each year	53.7	22.0	2.5
At beginning of the year	38.9	16.9	14.4

At end of the year	$92.6	$38.9	$16.9

Supplemental cash flow information:
Non-cash investing activities and financing activities:
Capital expenditures accrued but not yet paid at end of year	$10.9	$48.2	$13.5
Capital lease obligations incurred	—	7.5	—
Cash payments:
Interest	98.5	82.8	86.6

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

	Years Ended December 31
		Receivable
		Under				Accumulated
		Agreements	Treasury/	Additional		other
	Common	with Parent	Parent	Paid in	Retained	Comprehensive
	Stock	Company	Shares	Capital	Earnings	Loss	Total
	(In millions )

Balances at December 31, 2006	1,758.9	(593.6)	(561.5)	205.4	435.9	—	1,245.1
Comprehensive income:
Net income	—	—	—	—	97.8	—	97.8
Prior services cost, net of tax of $0.5 million	—	—	—	—	—	(0.8)	(0.8)

Comprehensive income	—	—	—	—	97.8	(0.8)	97.0
Cancellation of the shares received from the Mexican government related to the VAT/PUT settlement	(351.8)	—	305.4	46.4	—	—	—
KCSM Stockholders cancellation due to merger	(1,407.1)	593.6	256.1	(251.8)	(435.9)	—	(1,245.1)
Grupo KCSM Stockholders’ equity as of merger	807.0	—	(256.1)	320.7	389.8	—	1,261.4
Grupo KCSM Treasury shares cancellation due to merger	(198.7)	—	256.1	(57.4)	—	—	—
Adjustments to purchase accounting assets reflecting push down from KCS	—	—	—	(19.7)	—	—	(19.7)

Balances at December 31, 2007	608.3	—	—	243.6	487.6	(0.8)	1,338.7
Comprehensive income:
Net income	—	—	—	—	103.0	—	103.0
Adjustment to prior service cost	—	—	—	—	—	0.8	0.8
Cumulative translation adjustment -
FTVM, net of tax of $1.1	—	—	—	—	—	(2.9)	(2.9)

Comprehensive income	—	—	—	—	103.0	(2.1)	100.9
Dividends declared	—	—	—	—	(7.1)	—	(7.1)

Balances at December 31, 2008	608.3	—	—	243.6	583.5	(2.9)	1,432.5
Comprehensive income:
Net income	—	—	—	—	7.0	—	7.0
Cumulative translation adjustment -
FTVM	—	—	—	—	—	(0.5)	(0.5)

Comprehensive income	—	—	—	—	7.0	(0.5)	6.5
Dividends declared	—	—	—	—	(3.2)	—	(3.2)
Capital reduction — pro-rata reduction of common stock	(101.0)	—	—	—	—	—	(101.0)

Balances at December 31, 2009	$507.3	$—	$—	$243.6	$587.3	$(3.4)	$1,334.8

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in millions of US dollars ($) or millions of Mexican pesos (Ps))

Note 1.	Description of the Business

Kansas City Southern de México, S.A. de C.V. (“KCSM” or the “Company”), was established by the Mexican government in November 1996 in connection with the privatization of the Mexican rail system, which had previously been operated by Ferrocarriles Nacionales de México (“FNM”). In December 1996, Grupo KCSM, S.A. de C.V. (“Grupo KCSM”), (formerly known as Grupo Transportacion Ferroviaria Mexicana, S.A. de C.V.) was awarded the right to acquire an 80% interest in KCSM, pursuant to a stock purchase agreement (the “Acquisition”).

KCSM rail lines form a strategically important rail link within Mexico and to the North American Free Trade Agreement (“NAFTA”) corridor. KCSM lines directly link Mexico City and Monterrey (as well as Guadalajara through trackage rights) with the ports of Lazaro Cardenas, Veracruz (through trackage rights granted by Ferrosur, S.A. de C.V. (“Ferrosur”) under the concession) and Tampico and the Mexican/United States border crossings of Nuevo Laredo, Tamaulipas and Laredo, Texas and Matamoros, Tamaulipas and Brownsville, Texas.

Arrendadora KCSM, S. de R.L. de C.V. (“Arrendadora KCSM”), a wholly-owned subsidiary, was incorporated on September 27, 2002 as a sociedad anonima de capital variable (variable capital corporation), under the Laws of Mexico and its only operation is the leasing of railroad equipment. On December 7, 2007 after the Company received shareholder approval, Arrendadora KCSM amended its by-laws to transform Arrendadora KCSM into a sociedad de responsabilidad limitada de capital variable, or S. de R.L. de C.V. (limited liability corporation).

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

Mexrail, Inc. (“Mexrail”), owns 100% of The Texas Mexican Railway Company (“Tex-Mex”) which owns a 157-mile rail line extending from Laredo to the port city of Corpus Christi, Texas. Mexrail also owns the northern half of the rail bridge at Laredo, Texas, which spans the Rio Grande River between Mexico and the U.S. KCSM owns 49% of the outstanding capital stock of Mexrail and Kansas City Southern (“KCS”) owns the remaining 51% of Mexrail’s outstanding capital stock. For the years ended December 31, 2009, 2008 and 2007, KCSM recognized its 49% interest under the equity method of accounting and has included in its income statement $1.6 million, $2.7 million and $2.8 million of income, respectively.

Ferrocarril y Terminal del Valle de México, S.A. de C.V. (Mexico Valley Railway and Terminal or “FTVM”), was incorporated as a sociedad anónima de capital variable (variable capital corporation), under the laws of Mexico. FTVM provides railroad services as well as ancillary services, including those related to interconnection, switching and haulage services in the greater Mexico City area. KCSM holds 25% of the capital stock of FTVM. The other shareholders of FTVM, each holding a 25% interest, are Ferrocarril Méxicano, S.A. de C.V. or “Ferromex,” Ferrosur, S.A. de C.V. or “Ferrosur” and the Mexican government.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

For the years ended December 31, 2009, 2008 and 2007, KCSM recognized its 25% interest under the equity method of accounting and has included in its income statement $1.3 million, $4.7 million and $2.9 million of income, respectively, attributable to its interest in FTVM. In 2009 and 2008, KCSM received cash dividends of $3.0 million and $7.2 million, respectively, from FTVM.

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

Under the Concession and Mexican law, the Company may freely set rates unless the Mexican government determines that there is no effective competition in Mexico’s rail industry. KCSM is required to register its rates with the Mexican government and to provide railroad services to all users on a fair and non-discriminatory basis and in accordance with efficiency and safety standards approved periodically by the Mexican government. In the event that rates charged are higher than the registered rates, KCSM must reimburse customers with interest, and risk revocation of the Concession.

Mexican railroad services law and regulations and the Concession establish several circumstances under which the Concession will terminate: revocation by the Mexican government, statutory appropriation, or KCSM’s voluntary surrender of its rights or liquidation or bankruptcy. The Concession requires the undertaking of capital projects, including those described in a business plan filed every five years with the Mexican government. KCSM filed its third business plan with the Mexican government in December 2007 in which KCSM committed to certain minimal investment and capital improvement goals, which may be waived by the Mexican government upon application for relief for good cause. The Mexican government could also revoke KCSM’s exclusivity after 2027 if it determines that there is insufficient competition.

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

Employees and Labor Relations.  KCSM union employees are covered by one labor agreement, which was signed on June 23, 1997 between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

República Mexicana (Mexican Railroad Union), for a term of 50 years, for the purpose of regulating the relationship between the parties and improving conditions for the union employees. Approximately 80% of KCSM’s employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other terms are renegotiated every two years. In June of 2009, the negotiation of the compensation terms and all other benefits was started with the Mexican Railroad Union. The anticipated resolutions of these negotiations are not expected to have a material impact to the consolidated financial statements. The union labor negotiation with the Mexican Railroad Union has not historically resulted in disruption in KCSM’s business operations.

Note 2.	Significant Accounting Policies and Basis of Presentation

Principles of Consolidation.  The accompanying consolidated financial statements are presented using the accrual basis of accounting and include the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

The equity method of accounting is used for all entities in which the Company or its subsidiaries have significant influence, but not a controlling interest. The Company evaluates less than majority owned investments for consolidation pursuant to consolidation and variable interest entity guidance. The Company does not have any less than majority owned investments requiring consolidation.

Basis of presentation.  During the third quarter of 2009, the Company identified that changes in accounts payable and accrued liabilities related to capital spending had not been correctly presented in the Company’s prior period consolidated cash flow statements. Changes in these accruals had previously been classified within cash flows from operating activities and should have been classified as capital expenditures within investing activities, in order to report capital expenditures on a cash basis rather than on an accrual basis. The accompanying consolidated cash flow statement has been revised to present capital expenditures on a cash basis for the year ended December 31, 2008. This revision did not impact the change in cash and cash equivalents as previously reported, however, net cash provided by operating activities decreased by $34.7 million from $195.6 million to $160.9 million and capital expenditures and cash used by investing activities decreased by $34.7 million from $265.9 million to $231.2 million for the year ended December 31, 2008. The revision did not impact operating income or net income and working capital as previously reported. This revision was not material to net cash provided by operating activities, capital expenditures and net cash used by investing activities for the year ended December 31, 2007.

Use of Estimates.  The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to the recoverability and useful lives of assets, environmental remediation, casualty claims, and deferred taxes. Changes in facts and circumstances may result in revised estimates. Actual results could differ from those estimates.

Segments.  KCSM is organized as one business segment (railway) and currently operates in one geographical segment (Mexico).

Revenue Recognition.  The Company recognizes freight revenue based upon the percentage of completion of a commodity movement as a shipment moves from origin to destination, with the related expense recognized as incurred. Other revenues, in general, are recognized when the product is shipped, as services are performed, or contractual obligations are fulfilled.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Foreign Exchange Gain (loss).  For financial reporting purposes, KCSM and its subsidiaries maintain records in U.S. dollars, which is the functional currency. The dollar is the currency that reflects the economic substance of the underlying events and circumstances relevant to the entity. Monetary assets and liabilities denominated in pesos are remeasured into dollars using current exchange rates. The difference between the exchange rate on the date of the transaction and the exchange rate on the settlement date, or balance sheet date if not settled, is included in the income statement as foreign exchange gain or loss. Non-monetary assets or liabilities and capital stock transactions originally denominated in Mexican pesos are remeasured into U.S. dollars using the historical exchange rate at the date of the transaction. Depreciation and amortization of non-monetary assets are recorded using the historical cost in U.S. dollars. For tax purposes, KCSM and its subsidiaries are required to maintain their books and records in Mexican pesos.

Cash and Cash Equivalents.  Short-term liquid investments with an initial maturity of three months or less when purchased are classified as cash and cash equivalents.

Accounts Receivable, net.  Accounts receivable are net of an allowance for uncollectible accounts as determined by historical experience and adjusted for economic uncertainties or known trends. Accounts are charged to the allowance when a customer enters bankruptcy, when an account has been transferred to a collection agent or submitted for legal action, or when a customer is significantly past due and all available means of collection have been exhausted. At December 31, 2009 and 2008, the allowance for doubtful accounts was $0.8 million and $1.7 million, respectively.

Materials and Supplies.  Materials and supplies, consisting of diesel fuel, items to be used in the maintenance of rolling stock and items to be used in the maintenance or construction of road property, are valued at the lower of average cost or market.

Derivative Instruments.  Derivatives are measured at fair value and recorded on the balance sheet as either assets or liabilities value. Changes in the fair value of derivatives are recorded either through current earnings or as other comprehensive income, depending on hedge designation. Gains and losses on derivative instruments classified as cash flow hedges are reported in other comprehensive income and are reclassified into earnings in the periods in which earnings are impacted by the variability of the cash flow of the hedged item. The ineffective portion of all hedge transactions is recognized in current period earnings.

Property and Equipment (including Concession Assets).  KCSM capitalizes costs for self-constructed additions and improvements to property including direct labor and material, indirect overhead costs, and interest during long-term construction projects. Property and equipment is carried at cost and is depreciated on a straight-line basis over their estimated service lives measured in years. Expenditures that significantly increase asset values or extend useful lives are capitalized. Repair and maintenance costs are expensed as incurred.

Costs incurred by the Company to acquire the Concession rights and related assets, as well as subsequent improvements to the concession assets, are capitalized and amortized over the lesser of the current expected Concession term, including probable renewal, or the estimated useful lives of the assets and rights.

KCSM follows the group method of depreciation which applies a composite rate to classes of similar assets rather than to individual assets. Composite depreciation rates are based upon estimates of the expected average service lives of assets as well as expected salvage value at the end of their useful lives. The estimated average service lives of assets and salvage values are determined through periodic depreciation studies. Depreciation rate studies are performed every three years for equipment and every six years for road property (rail, ties, ballast, etc.). The depreciation studies take into account factors such as:

•	Statistical analysis of historical patterns of use and retirements of each asset class;

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

•	Evaluation of any expected changes in current operations and the outlook for the continued use of the assets;

•	Evaluation of technological advances and changes to maintenance practices; and

•	Historical and expected salvage to be received upon retirement.

Also under the group method of depreciation, the cost of railroad property and equipment (net of salvage) retired or replaced in the normal course of business is charged to accumulated depreciation with no gain or loss recognized. Gains or losses on dispositions of land or non-railroad property and abnormal retirements of railroad property are recognized through income. A retirement of railroad property would be considered abnormal if the cause of the retirement is unusual in nature and its service life is significantly shorter than what would be expected for that group based on the depreciation studies. An abnormal retirement could cause the Company to revaluate the estimated useful life of the impacted asset class.

During the year ended December 31, 2009, KCSM engaged an engineering firm to assist management in performing a depreciation study on equipment as well as to assess the adequacy of the accumulated reserves for road property. The results of the study determined that overall KCSM’s depreciation rates should be lowered to better reflect asset usage and replacement patterns. This change in accounting estimate was implemented effective January 1, 2009. The full year reduction of depreciation expense in 2009 resulting from the change in depreciation and amortization rates was $1.9 million.

During the fourth quarter of 2009, KCSM changed its useful life estimates for its concession assets. Previously the Company had limited the remaining life estimates to the current Concession term which ends in 2047. However, in consideration of KCSM’s experience in operating under the Concession, the Company determined that it was probable that KCSM will be able to extend the Concession rights for one 50-year term. Based on this, the Company began amortizing the concession assets over the lesser of the current expected Concession term, including probable renewal, or the estimated useful lives of the assets. This change in accounting estimate was implemented prospectively effective October 1, 2009, reducing amortization expense in the fourth quarter by $2.6 million. The estimated remaining lives of KCSM’s concession assets will continue to be reviewed in relation to KCSM’s experience in operating under the Concession.

Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value.

Fair Value of Financial Instruments.  The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short-term financial instruments approximates the fair value due to their short-term nature.

The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $1,170.0 million and $830.1 million at December 31, 2009 and 2008, respectively. The financial statement carrying value was $1,136.1 million and $958.4 million at December 31, 2009 and 2008, respectively.

Post-Employment Benefits.  Mexican law requires that the Company provide certain post-employment benefits to its Mexican union and non-union employees. These plans provide statutorily calculated benefits which are payable upon retirement, death, disability, voluntary or involuntary termination to employees who meet applicable service requirements. In addition to these statutorily required post-employment benefits, the Company and the union have been engaged in negotiations regarding an incremental benefit that would be paid to the Company’s union employees upon retirement. Actuaries assist the Company in measuring the Company’s benefit obligation and the cost based upon the current plan provisions, employee demographics

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

and assumptions about financial and demographic factors affecting the probability, timing and amount of expected future benefit payments. Significant assumptions include the discount rate, turnover, and rate of increase in compensation levels. Actuarial gains and losses determined at the measurement date (typically December 31) are recognized immediately in the consolidated statement of income.

Employees’ Statutory Profit Sharing.  KCSM is subject to employee statutory profit sharing requirements under Mexican law and calculates profit sharing liability as 10% of KCSM net taxable income, adjusted as prescribed by the Mexican income tax law. Deferred employee statutory profit sharing is accounted for in a manner similar to income taxes included as a component of compensation and benefits within the consolidated statement of income.

Income Taxes.  Deferred income tax effects of transactions reported in different periods for financial reporting and income tax purposes are recorded under the liability method of accounting for income taxes. This method gives consideration to the future tax consequences of the deferred income tax items and immediately recognizes changes in income tax laws upon enactment.

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

Note 3.	New accounting pronouncements

In June of 2009, the Financial Accounting Standards Board (“FASB”) approved the “FASB Accounting Standards Codification” (the “FASB ASC”) to become the single source of authoritative U.S. GAAP (other than guidance issued by the SEC) superseding all then-existing non-SEC accounting and reporting standards. The FASB ASC does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP through the introduction of a new structure providing all authoritative literature by topic in one place.

In December of 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 addresses the elimination of certain exceptions to consolidating qualifying special-purpose entities which means more entities will be subject to consolidation assessments and reassessments. The statement requires ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity (“VIE”) and clarifies characteristics that identify a VIE. In addition, ASU 2009-17 requires additional disclosures about a company’s involvement with a VIE and any significant changes in risk exposure due to that involvement. This standard is effective for the Company beginning on January 1, 2010. The Company expects the adoption of this standard will not have an impact on the Company’s results of operations and financial condition.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 4.	Property and Equipment (including concession assets)

Property and Equipment.  Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below at December 31 (in millions):

			2009
			Depreciation
	2009	2008	Rate

Land	$65.0	$65.0
Concession land rights	137.6	138.0	1.0%
Road property	1,907.0	1,875.4	3.1%
Equipment	373.7	359.1	7.2%
Technology and other	17.7	13.4	21.3%
Construction in progress	95.4	116.8

Total property	2,596.4	2,567.7
Accumulated depreciation and amortization	350.4	311.4

Net property	$2,246.0	$2,256.3

Concession assets, net of accumulated amortization of $259.8 million and $254.3 million, totaled $1,774.2 million and $1,775.2 million for 2009 and 2008, respectively.

Depreciation and amortization of property and equipment totaled $102.4 million, $103.2 million, and $96.1 million for 2009, 2008, and 2007, respectively.

Note 5.	Other Balance Sheet Captions

Other Current Assets.  Other current assets included the following items at December 31 (in millions):

	2009	2008

Deferred employees statutory profit sharing asset	$36.8	$12.2
Refundable taxes	5.9	25.6
Purchase accounting for the fair value of certain contracts	—	11.3
Prepaid expenses	3.5	4.8
Other	2.7	0.7

Other current assest	$48.9	$54.6

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Accounts Payable and Accrued Liabilities.  Accounts payable and accrued liabilities included the following items at December 31 (in millions):

	2009	2008

Accounts payable	$53.6	$100.4
Interest payable	16.7	10.5
Accrued wages and vacation	13.1	17.0
Derailments, casualty and other claim reserve	6.8	6.6
Rents and leases	5.4	5.4
Income and other taxes	3.0	3.0
Purchase accounting for the fair value of certain contracts	2.8	6.4
Other	11.3	13.2

Accounts payable and accrued liabilities	$112.7	$162.5

Note 6.	Long-Term Debt

Long-term debt follows at December 31 (in millions):

	2009	2008

Long-term debt:
Term loan, variable interest rate due 2012	$—	$30.0
9 3/8% senior notes, due 2012	460.0	460.0
7 5/8% senior notes, due 2013	175.0	175.0
7 3/8% senior notes, due 2014	165.0	165.0
12 1/2% senior notes, due 2016	189.7	—
5.737% financing agreement	65.5	70.3
6.195% financing agreement	47.8	51.3
Capital lease obligations, due serially 2012	5.0	6.8
Other debt obligations	6.5	—

Total	1,114.5	958.4
Less: Debt due within one year	11.0	9.9

Long-term debt	$1,103.5	$948.5

Revolving Credit Facility and Term Loan.  On June 14, 2007, KCSM entered into a new unsecured credit agreement (the “2007 Credit Agreement”) in an aggregate amount of up to $111.0 million, consisting of a revolving credit facility of up to $81.0 million, and a term loan facility of $30.0 million with Bank of America, N.A., BBVA Bancomer, S.A., Institución de Banca Múltiple, and the other lenders named in the 2007 Credit Agreement. On March 30, 2009, KCSM used a portion of the net proceeds from the $200.0 million 12 1/2% senior unsecured notes due April 1, 2016 (the “12 1/2% Senior Notes”) offering to repay all amounts outstanding under the 2007 KCSM Credit Agreement. Upon repayment of the outstanding amounts, KCSM terminated the 2007 Credit Agreement.

9 3/8% Senior Notes.  On April 19, 2005, KCSM issued $460.0 million principal amount of 9 3/8% senior unsecured notes due May 1, 2012 (the “9 3/8% Senior Notes”), which bear interest semiannually at a fixed annual rate of 9 3/8%. The 9 3/8% Senior Notes are redeemable at KCSM’s option in whole or in part on or after May 1, 2009, subject to certain limitations, at the following redemption prices (expressed in percentages of principal amount), plus any accrued and unpaid interest: 2009 — 104.688%, 2010 — 102.344% and thereafter — 100.000%.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In addition, the 9 3/8% Senior Notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount in the event of certain changes in the Mexican withholding tax rate.

On January 7, 2010, pursuant to an offer to purchase, KCSM commenced a cash tender offer for a portion of its 9 3/8% Senior Notes. On January 22, 2010, the Company purchased $290.0 million of the tendered 9 3/8% Senior Notes in accordance with the terms and conditions of the tender offer set forth in the offer to purchase using the proceeds received from the issuance of $300.0 million of 8.0% senior unsecured notes due in February 1, 2018 (the “8.0% Senior Notes”). Additionally, on February 1, 2010, the Company repurchased $6.3 million of the 9 3/8% Senior Notes. KCSM recorded debt retirement costs of $14.9 million in the first quarter of 2010. The remaining 9 3/8% Senior Notes mature on May 1, 2012 and are redeemable by KCSM at its option.

7 5/8% Senior Notes.  On November 21, 2006, KCSM issued $175.0 million principal amount of 7 5/8% senior unsecured notes due December 1, 2013 (The “7 5/8% Senior Notes”), which bear interest semiannually at a fixed annual rate of 7 5/8%. The 7 5/8% Senior Notes are redeemable at KCSM’s option in whole or in part on or after December 1, 2010, subject to certain limitations, at the following redemption prices (expressed in percentages of principal amount), plus any accrued and unpaid interest: 2010 — 103.813%, 2011 — 101.906% and 2012 — 100.000%. In addition, the 7 5/8% Senior Notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount in the event of certain changes in the Mexican withholding tax rate.

7 3/8% Senior Notes.  On May 16, 2007, KCSM issued $165.0 million principal amount of 7 3/8% senior unsecured notes due June 1, 2014 (the “7 3/8% Senior Notes”), which bear interest semiannually at a fixed annual rate of 7 3/8%. The 7 3/8% Senior Notes are redeemable at KCSM’s option, in whole but not in part, at 100% of their principal amount, plus any accrued and unpaid interest, at any time in the event of certain changes in Mexican tax law, and in whole or in part, on or after June 1, 2011, subject to certain limitations, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2011 — 103.688%, 2012 — 101.844% and 2013 — 100.000%.

12 1/2% Senior Notes.  On March 30, 2009, KCSM issued the 12 1/2% Senior Notes, which bear interest semiannually at a fixed annual rate of 12 1/2%. The 12 1/2% Senior Notes were issued at a discount to par value, resulting in an $11.0 million discount and a yield to maturity of 13 3/4%. The 12 1/2% Senior Notes are redeemable at KCSM’s option in whole or in part on and after April 1, 2013, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2013 — 106.250%, 2014 — 103.125% and 2015 — 100.000%. In addition, KCSM may redeem up to 35% of the notes any time prior to April 1, 2012 from the proceeds of the sale of capital stock in KCSM or KCS and the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount in the event of certain changes in the Mexican withholding tax rate.

8.0% Senior Notes.  On January 22, 2010, KCSM issued the 8.0% Senior Notes due February 1, 2018, which bear interest semiannually at a fixed annual rate of 8.0%. The 8.0% Senior Notes were issued at a discount to par value, resulting in a $4.3 million discount and a yield to maturity of 8 1/4%. KCSM used the net proceeds from the issuance of the 8.0% Senior Notes and cash on hand to purchase $290.0 million in principal amount of the 9 3/8% Senior Notes tendered under an offer to purchase and pay all fees and expenses incurred in connection with the 8.0% Senior Notes offering and the 9 3/8% Senior Notes tender offer. The 8.0% Senior Notes are redeemable at KCSM’s option, in whole or in part, on and after February 1, 2014, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2014 — 104.000%, 2015 — 102.000% and 2016 — 100.000%. In addition, KCSM may redeem up to 35% of the 8.0% Senior Notes any time prior to February 1, 2013 from the proceeds of the sale of capital stock in KCSM or KCS and the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount in the event of certain changes in the Mexican withholding tax rate.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

All of KCSM’s senior notes described above are denominated in dollars and are unsecured, unsubordinated obligations, rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations, and are senior in right of payment to KCSM’s future subordinated indebtedness. In addition, the senior notes include certain covenants that restrict or prohibit certain actions.

5.737% Financing Agreement.  On February 26, 2008, KCSM entered into a financing agreement with Export Development Canada (“EDC”) for an aggregate amount of $72.8 million. KCSM used the proceeds to finance 85% of the purchase price of forty new SD70ACe locomotives delivered and purchased by KCSM in late 2007 and early 2008. KCSM granted EDC a security interest in the locomotives to secure the loan. The financing agreement requires KCSM to make thirty equal semi-annual principal payments of approximately $2.4 million plus interest at an annual rate of 5.737%, with the final payment due and payable on February 28, 2023.

6.195% Financing Agreement.  On September 24, 2008, KCSM entered into a financing agreement with DVB Bank AG (“DVB”). KCSM received the loan principal amount under the financing agreement of $52.2 million on September 26, 2008. KCSM used the proceeds to finance approximately 80% of the purchase price of twenty-nine ES44AC locomotives delivered and purchased by KCSM in June 2008. KCSM granted DVB a security interest in the locomotives to secure the loan. The financing agreement requires KCSM to make sixty equal quarterly principal payments plus interest at an annual rate of 6.195%, with the final payment due and payable on September 29, 2023.

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

Leases and Debt Maturities

The Company leases transportation equipment, as well as office buildings and other operating facilities under operating and capital leases. Rental expenses under operating leases were $62.9 million, $63.5 million and $63.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Future minimum annual payments and present value thereof under existing capital leases, other debt maturities and minimum annual rental commitments under non-cancelable operating leases are shown below (in millions):

		Capital Leases
		Minimun		Net
	Long-Term	Lease	Less	Present		Operating
Years	Debt	Payments	Interest	Value	Total Debt	Leases	Total

2010	$9.6	$1.8	$0.4	$1.4	$11.0	$50.3	$61.3
2011	9.6	1.9	0.2	1.7	11.3	50.8	62.1
2012	469.6	2.0	0.1	1.9	471.5	34.4	505.9
2013	184.6	—	—	—	184.6	28.7	213.3
2014	174.6	—	—	—	174.6	28.0	202.6
Thereafter	261.5	—	—	—	261.5	152.4	413.9

Total	$1,109.5	$5.7	$0.7	$5.0	$1,114.5	$344.6	$1,459.1

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 7.	Related Companies

Balances and transactions with related companies included the following items at December 31 (in millions):

	2009	2008

Related company receivables:
Nafta Rail(1)	$16.4	$14.3
KCSR(2)	—	12.5
Mexrail	—	1.6
Panama Canal Railway Company(3)	0.4	0.6

	$16.8	$29.0
Long term receivables:
KCSR(4)	$30.0	$—
Panama Canal Railway Company(3)	1.1	3.4

Total related company receivables	$47.9	$32.4

Related company payables:
KCSR(5)	$25.5	$—
Terminal Ferroviaria del Valle de México, S. A. de C. V	1.0	1.3
Servicios Ferroviarios Europeos	0.4	—
Superior Tie & Timber(6)	0.2	9.5

	$27.1	$10.8
Related company debt:
KCS(7)	$21.6	$0.3

Total related company payables	$48.7	$11.1

(1)	As of December 31, 2009 and 2008, this amount is comprised primarily of a loan receivable with Nafta Rail, denominated in Mexican pesos plus interest.

(2)	This balance is comprised primarily of receivables from KCSR.

(3)	This amount is comprised of a loan receivable with an affiliate, PCRC, a joint venture company owned equally by KCS and Mi-Jack Products, Inc.

(4)	This balance is comprised primarily of a revolving credit agreement with the Kansas City Southern Railway Company (“KCSR”) due 2013.

(5)	This balance is comprised primarily of prepayment of freight services to be rendered during 2010.

(6)	This payable balance is comprised primarily of ties acquired by KCSM.

(7)	As of December 31, 2009, this amount is comprised of an unsecured loan agreement with a wholly-owned subsidiary of KCS.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The most significant transactions with related parties are summarized as follows at December 31 (in millions):

	2009	2008	2007

Corporate expenses	$(26.6)	$(28.3)	$(16.9)
Terminal expenses	(8.7)	(14.2)	(13.8)
Software amortization	(2.6)	(2.6)	—
Interest income	1.9	1.7	1.6
Car equipment lease	—	4.1	2.3
Locomotive equipment lease	—	0.7	0.7
Other	(1.2)	6.0	6.7

Loan Agreement between KCSM and PCRC

On December 28, 2007, KCSM and PCRC entered into a loan agreement (the “Loan”), pursuant to which KCSM loaned PCRC $4.2 million. The term of the Loan is eight years and the Loan bears interest at rate per annum equal to four hundred basis points over the British Bankers Association LIBOR Rate applicable for the quarter. PCRC will pay the principal amount in thirty-two equal quarterly payments together with any and all corresponding interest, on the last day of March, June, September and December of each year, with the final payment in December 2015. This agreement may be extended at the end of the term of the Loan with the prior written agreement of both parties. In December 2009, PCRC paid $2.0 million in advance of its scheduled payments.

Revolving Credit Agreement

KCSM, as lender and KCSR, as borrower, entered into a Revolving Credit Agreement effective as of April 1, 2008 (the “Revolving Agreement”), pursuant to the terms of which KCSM may make one or more loans from time to time during the term of the Revolving Agreement. The Revolving Agreement is secured by certain assets of KCSR and terminates on December 31, 2013. As of December 31, 2009 and 2008, KCSM loaned KCSR $30.0 million and zero, respectively, under the terms of the Revolving Agreement.

Prepayment Freight Services Agreement

On December 23, 2009, KCSM and KCSR entered into a prepayment freight services agreement. KCSR paid KCSM $25.0 million for the railroad services to be rendered by KCSM to KCSR during 2010. On December 21, 2007, KCSM and KCSR entered into a prepayment freight services agreement. KCSR paid KCSM $41.3 million for the railroad services to be rendered by KCSM to KCSR from 2008 through 2009.

Loan Agreement between KCSM and a wholly-owned subsidiary of KCS

On September 29, 2009, KCSM entered into an unsecured loan agreement (the “Loan Agreement”) with a wholly-owned subsidiary of KCS. Pursuant to the terms of the Loan Agreement, KCSM received $21.6 million for general corporate purposes. The Loan Agreement requires KCSM to make annual interest payments at a rate of 7.5%, with the principal payment due on September 29, 2012.

Management Services Agreement

On December 30, 2005, KCSM and KCS entered into a Management Services Agreement under which KCS provides to KCSM general guidance, oversight, consultation and management services in connection with the business and operations of KCSM. The Management Services Agreement became effective as of April 1, 2005 and will continue in full force and effect until terminated by one party by providing written notice to the other party. In January 2008, KCSM prepaid KCS $20.0 million for shared services which were provided during

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

2008 and KCSM received a 3 percent discount on services provided as a result of the prepayment. During 2009 and 2008 KCS charged $26.6 million and $28.3 million, respectively, to KCSM under the agreement.

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

Locomotive Purchase Agreements

In 2008, KCSM entered into an agreement to purchase 16 locomotives from KCSR which were planned to be repowered per an agreement with Electro-Motive Diesel. Eleven of the locomotives were purchased in 2008; the remaining 5 were purchased in the first quarter of 2009. As of December 31, 2009, all 16 locomotives have been repowered.

Note 8.	Stockholders’ Equity

The following table sets forth information with respect to the ownership of the Company’s outstanding shares of stock as of December 31, 2009. Pursuant to the bylaws, KCSM’s capital stock is divided between a fixed and variable portion. The fixed portion of the capital stock with no withdrawal rights is represented by 600,000 shares. The variable portion of the capital stock is unlimited. KCSM’s capital stock is divided into Class I Shares, representing the fixed portion of the stated capital, and Class II Shares, representing the variable portion of the capital, fully subscribed and paid for, without a par value expression.

	Shares
	Class I	Class II	Total	%

Shareholders
Nafta Rail, S.A. de C.V.	600,000	3,227,033,430	3,227,633,430	67.44%
Kara Sub, Inc.	—	1,195,368,147	1,195,368,147	24.97%
KCS Investment I, Ltd.	—	312,634,746	312,634,746	6.53%
Caymex Transportation, Inc.	—	49,873,902	49,873,902	1.04%
KCSM Holdings LLC	—	10	10	0.02%

Total	600,000	4,784,910,235	4,785,510,235	100.00%

Dividend Payment

On December 22, 2009 and September 22, 2008, the Company declared a cash dividend on its common stock of Ps.41.2 million or $3.2 million and Ps.75.0 million or $7.1 million, respectively, to the Company’s shareholders, all subsidiaries of KCS. These dividends do not relate to earnings from the operations of KCSM. The dividends reflect pass-through of related company dividends from the Company’s equity investment in FTVM. The Company had not declared or paid dividends on its common stock before September 22, 2008.

Capital Reduction Plan

On December 22, 2008, KCSM shareholders approved a capital reduction plan of up to $250.0 million to be executed during the year ended December 31, 2009. On January 28, 2009 and on September 29, 2009,

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

KCSM declared and paid capital reductions of $65.0 million and $36.0 million, respectively, to the Company’s shareholders.

Note 9.	Income Tax and Statutory Profit Sharing

Current income tax expense represents the amounts expected to be reported on the Company’s income tax return, and deferred tax expense or benefit represents the change in net deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by enacted tax rates expected to be in effect when these differences reverse. Valuation allowances are recorded as appropriate to reduce deferred tax assets to the amount estimated to be realized.

Tax Expense.  The deferred income tax expense for the years then ended December 31, 2009, 2008 and 2007 was $0.2 million, $15.0 million and $30.7 million, respectively. There were no current income tax provisions for the years then ended December 31, 2009, 2008 and 2007.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows December 31 (in millions):

	2009	2008

Liabilities:
Property and equipment	$40.0	$30.1
Concession rights	154.6	152.5

Gross deferred tax liabilities	194.6	182.6

Assets:
Loss carryovers	(229.8)	(250.8)
Inventories and provisions	(67.2)	(34.2)
Other	(8.6)	(1.5)

Gross deferred tax assets before valuation allowance	(305.6)	(286.5)
Valuation allowance on loss carryovers	11.9	11.5

Gross deferred tax assets	(293.7)	(275.0)

Net deferred tax assets	$(99.1)	$(92.4)

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Tax Rates.  Differences between the Company’s effective income tax rates and the Mexican income tax statutory rate of 28% are as follows December 31 (in millions):

	2009	2008	2007

Income tax expense using the statutory rate in effect	$2.0	$33.0	$36.0
Tax effect of:
Uncertain tax positions	—	0.4	—
Equity earnings from unconsolidated affiliates	(0.8)	(2.2)	—
Foreign exchange and inflation adjustments	9.6	(27.4)	(5.6)
Change in the Mexican federal tax rate	(10.7)	—	—
Change in valuation allowance	0.4	11.5	—
Other — Net	(0.3)	(0.3)	0.3

Income tax expense	$0.2	$15.0	$30.7

Effective tax rate	2.8%	12.7%	23.9%

Employees’ Statutory Profit Sharing — The profit sharing effects of temporary differences that give rise to significant portions of the deferred profit sharing assets and deferred profit sharing liabilities are as follows at December 31 (in millions):

	2009	2008

Liabilities:
Property and equipment	$15.6	$13.2
Concession rights	31.0	18.9

Gross deferred profit sharing liabilities	46.6	32.1
Assets:
Inventories and provisions	(24.5)	(13.6)
Other	(0.8)	(0.5)

Gross deferred tax assets	(25.3)	(14.1)

Net deferred profit sharing liability	$21.3	$18.0

Changes in Tax Law.  On October 1, 2007 the Entrepreneurial Tax of Unique Rate (referred to by its Spanish acronym, IETU or “Flat Tax”) in Mexico was enacted. The Flat Tax law became effective on January 1, 2008 and replaced the Asset Tax Law. The Flat Tax applies to a different tax base than the regular income tax and will be paid if the Flat Tax exceeds the ordinary income tax computed under existing law.

On December 28, 2009, the final provisions of Mexico’s 2010 tax reform were enacted. The income tax rate increased to 30% from 28% for the years 2010 to 2012, 29% for 2013 and then returns to its current rate of 28% in 2014. The Company’s deferred income tax assets and liabilities were revalued using the rates expected to be in effect when the underlying temporary differences are expected to reverse. This revaluation resulted in a $10.7 million benefit in the 2009 tax provision. A 1% increase to the value added tax rate was also enacted, however, this increase will not have a material impact on the consolidated financial statements because, under Mexican law, value added tax is fully transferred to the final customer.

Tax Carryovers.  KCSM loss carryovers at December 31, 2009 are $772.6 million, of which $85.0 million will begin to expire in 2016 and the remaining $687.6 million will expire in 2046. A deferred

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

tax asset was recorded in prior periods for the expected future tax benefit of these losses which will be carried forward to reduce only ordinary Mexican income tax payable in future years. With the addition of the Flat Tax, the losses are not projected to completely eliminate future tax liabilities. A deferred tax asset is recorded for an asset tax credit carryover in the amount of $8.1 million which began to expire at a rate of 10 percent per year beginning in 2008. A valuation allowance of $11.9 million has been recorded to reflect the reduced expected tax benefit to be derived from these carryovers.

KCSM believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowances, related to loss carryovers.

Uncertain Tax Positions.  The accounting guidance for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance requires the Company to recognize in the financial statements the benefit of a tax position only if the impact is more likely than not of being sustained on audit based on the technical merits of the position. The guidance also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions were effective for the Company beginning January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2009	2008

Balance at January 1,
Additions based on tax positions related to the current year	$0.4	$—
Additions for tax positions of prior years	—	0.4
Reductions for tax positions of prior years	—	—
Settlements	—	—

Balance at December 31,	$0.4	$0.4

The remaining $0.4 million of unrecognized tax benefits would affect the effective income tax rate if recognized and is not expected to change in the next twelve months.

Interest and penalties related to uncertain tax positions are included in income before taxes on the income statement. Accrued interest and penalties on unrecognized tax benefits are $0.2 million as of December 31, 2009 and December 31, 2008.

Tax returns filed in Mexico through 2002 are closed to examination by the taxing authorities in Mexico. The 2003 through 2005 Mexico tax returns are currently under examination. The Company received a preliminary audit assessment for the year ended December 31, 2003, from Servicio de Administración Tributaria (the “SAT”), the Mexican equivalent of the U.S. Internal Revenue Service. The Company is currently in negotiations with the SAT, and if a settlement is not reached, the matter will be litigated. The Company believes that it has strong legal arguments in its favor and will more likely than not ultimately prevail in any challenge of this assessment. The Company believes that an adequate provision has been made for any adjustment (taxes and interest) that will be due for all open years.

Note 10.	Post Employment Benefits

Post-Employment Benefits.  Mexican law requires that the Company provide certain post-employment benefits to its Mexican union and non-union employees. These plans provide statutorily calculated benefits which are payable upon retirement, death, disability, voluntary or involuntary termination to employees who meet applicable service requirements. In addition to these statutorily required post-employment benefits, the Company and the union have been engaged in negotiations regarding an incremental benefit that would be paid to the Company’s union employees upon retirement. The current calculated liability related to this

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

incremental benefit is based on various factors including retirement eligibility based on a combination of age and years of credited service and the employee’s salary at the time of retirement. As of the date of this filing, the Company was still negotiating with the union regarding this benefit and details of this benefit continue to be discussed.

The Company uses December 31 as the measurement date for its retirement benefit obligations.

Net Periodic Benefit Cost, Plan Obligation, and Funded Status

Components of the net cost for the plan were as follows for the years ended December 31 (in millions):

	2009	2008	2007

Service cost	$2.5	$1.9	$2.0
Interest cost	1.4	1.4	1.2
Actuarial (gain) loss(i)	(3.6)	1.0	(1.0)
Foreign currency (gain) loss	0.7	(3.8)	—

Net periodic cost (benefit) recognized	$1.0	$0.5	$2.2

(i)	Net benefit costs above do not include a component for the amortization of actuarial gains or losses as the Company’s policy is to recognize such gains and losses immediately.

The following table reconciles the change in the benefit obligation for each of the years ended December 31 (in millions):

	2009	2008

Benefit obligation, beginning of year	$16.0	$18.2
Service cost	2.5	1.9
Interest cost	1.4	1.4
Actuarial (gain) loss	(3.6)	1.0
Foreign currency (gain) loss	0.7	(3.8)
Benefits paid, net of retiree contributions	(1.1)	(1.5)
Prior services cost	—	(1.2)

Benefit obligation, end of year	$15.9	$16.0

Funded status	$(15.9)	$(16.0)

Assumptions

Weighted average assumptions used to determine benefit obligation and net benefit cost were as follows for the years ended December 31:

	2009	2008

Discount rate	8.50%	8.00%
Rate of compensation increase	4.50%	4.50%

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Cash Flows

The following table presents benefit payments expected to be paid, which reflect expected future service, as appropriate, for each of the next five years and the aggregate five years thereafter (in millions):

Expected
Year	Payments

2010	$0.6
2011	0.6
2012	0.6
2013	0.6
2014	0.6
2015-2019	3.6

Note 11.	Commitments and Contingencies

Concession duty.  Under the Concession, the Mexican Government has the right to receive a payment from the Company equivalent to 0.5% of the gross revenue during the first 15 years of the Concession period and 1.25% of the gross revenue during the remaining years of the Concession period. For the years ended December 31, 2009, 2008 and 2007, the concession duty expense amounted to $3.2 million, $4.3 million and $4.3 million, respectively, which was recorded within operating expenses.

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

Certain Disputes with Ferromex.  KCSM’s operations are subject to certain trackage rights, haulage rights, and interline services with Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”). Other than the rates to be charged pursuant to the Trackage Rights Agreement, dated February 9, 2010, between KCSM and Ferromex, the rates payable for these services have not been agreed upon by KCSM and Ferromex for the periods beginning in 1998 through December 31, 2008. KCSM is currently involved in judicial, civil and administrative proceedings and negotiations with Ferromex regarding the rates payable under these arrangements, as described below.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

KCSM and Ferromex both initiated administrative proceedings seeking a determination by the Mexican Secretaría de Comunicaciones y Transportes (“Ministry of Communications and Transportation” or “SCT”) of the rates that KCSM and Ferromex should pay each other in connection with the use of trackage rights. The SCT issued a ruling setting the rates for trackage rights in March of 2002. KCSM and Ferromex challenged the ruling.

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

KCSM and Ferromex both initiated administrative proceedings seeking a determination by the SCT of the rates that the companies should pay each other in connection with the use of interline and terminal services. The SCT issued a ruling setting the rates for interline and terminal services in August of 2002. Both KCSM and Ferromex challenged the ruling. In April 2005, the Administrative and Fiscal Federal Court ruled in favor of KCSM in the challenge to the SCT interline and terminal services decision. Ferromex, however, challenged this court ruling before the Fifteenth Collegiate Court, and the Court ruled in its favor. Both Ferromex and KCSM appealed the ruling to the Mexican Supreme Court. On June 30, 2009, the Mexican Supreme Court sustained KCSM’s appeal and ordered the SCT to issue a new ruling consistent with the Court’s decision. As of the date of this filing, the SCT has not issued the new ruling on this matter.

KCSM expects various proceedings and appeals related to the matters described above. Although KCSM and Ferromex have challenged these matters based on different grounds and these cases continue to evolve, management believes the amounts recorded related to these matters are adequate and does not believe there will be a future material impact to the results of operations arising out of these disputes.

SCT Sanction Proceedings.  In April 2006, the SCT initiated proceedings against KCSM, claiming that KCSM had failed to make certain minimum capital investments projected for 2004 and 2005 under its five-year business plan filed with the SCT prior to its April 2005 acquisition by KCS (collectively, the “Capital Investment Proceedings”). KCSM believes it made capital expenditures exceeding the required amounts. KCSM responded to the SCT by providing evidence in support of its investments and explaining why it believes sanctions are not appropriate. In May 2007, KCSM was served with an SCT resolution regarding the Capital Investment Proceeding for 2004, in which the SCT resolved to impose no sanction. In June 2007, KCSM was served with an SCT resolution regarding the Capital Investment Proceeding for 2005, in which the SCT determined that KCSM had indeed failed to make the minimum capital investments required for such year, and imposed a minimum fine. KCSM has filed an action in the Mexican Administrative and Fiscal Federal Court challenging this ruling. KCSM will have the right to challenge any adverse ruling.

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

Concession Dispute.  On December 9, 2009, KCSM was notified of a lawsuit filed by Minera México, S.A. de C.V. (“Minera México”), a subsidiary of Grupo México, S.A.B. de C.V. and an affiliate Ferromex, against the Federal Government of Mexico, the SCT, Ferrocarriles Nacionales de México (“FNM”), KCSM, Nafta Rail, S.A. de C.V. (“Nafta Rail”), and KCS. The lawsuit claims that after the privatization bidding process for the acquisition of a majority interest in Ferrocarril del Noreste, S.A. de C.V. (“FNE”) (now KCSM) had concluded in 1997, in which the bidding was awarded to Transportación Ferroviaria Mexicana, S. de R.L. de C.V. (“TFM”) and the relevant stock purchase agreement was signed, the defendants improperly amended the stock purchase agreement and the purchasers paid a price lower than the price offered. The lawsuit alleges that the Mexican Federal Government, the SCT, FNM, KCSM, Nafta Rail and KCS violated a variety of the rules and regulations associated with the privatization bidding process. As a result of these alleged improprieties, Minera México claims the acquisition of FNE by KCS (through TFM) should be declared null and void and, consequently, the capital stock of FNE should be returned to the Federal Government of Mexico and Minera México, as the second place bidder in the bidding process, should be awarded the right to purchase the capital stock of FNE. On February 9, 2010, Minera México agreed to dismiss this lawsuit.

Disputes Relating to the Provision of Services to a Mexican subsidiary of a Large U.S. Auto Manufacturer.  KCSM is involved in several disputes related to providing service to a Mexican subsidiary of a large U.S. Auto Manufacturer (the “Auto Manufacturer”).

In March 2008, the Auto Manufacturer filed an arbitration suit against KCSM under a contract for services to the Auto Manufacturer’s plants in Mexico, which, as amended, had a stated termination date of January 31, 2008. The Auto Manufacturer claimed that the contract was implicitly extended and continued in effect beyond its stated termination date. The Auto Manufacturer is seeking a declaration by the arbitrator that the rates being assessed by KCSM are discriminatory, even though the rates being charged are within the legal rate limits set by Mexican law for such freight transportation. KCSM claimed that the contract did in fact expire on its stated termination date, and that services rendered thereafter are thus subject to the general terms and conditions (including rates) applicable in the absence of a specific contract, pursuant to Mexican law. Accordingly, KCSM filed a counterclaim against the Auto Manufacturer to, among other things, recover the applicable rate difference between the rates under the contract and KCSM’s rates. The arbitration was divided in two phases. On May 18, 2009, the arbitrator issued an award on the first phase of the arbitration proceeding, ruling that the contract had terminated on May 8, 2008. As of the date of this filing, the second phase of the arbitration proceeding, regarding the claim that the rates assessed by KCSM are discriminatory, is in the evidentiary stage and has not been resolved. Management believes the final resolution of these claims will not have any material impact on KCSM’s results of operations.

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

Credit Risk.  The Company continually monitors risks related to the downturn in the economy and certain customer receivable concentrations. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or further weakening in economic trends could have a significant impact on the collectability of the Company’s receivables and operating results. If the financial condition of KCSM’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional bad debt allowances may be required. The Company has recorded reserves for uncollectability based on its best estimate at December 31, 2009.

Note 12.	Subsequent Event

Fuel Derivative Transactions.  In anticipation of future increases in diesel fuel prices, the Company entered into fuel swap agreements in the first quarter of 2010 to hedge 6.6 million gallons of diesel fuel purchases during the second half of 2010 at an average swap price per gallon of $2.15.

The Company has evaluated subsequent events through February 11, 2010, the date that these financial statements were issued and determined that no additional subsequent events occurred that would require additional recognition or disclosure.

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

We are providing the following disclosure in lieu of providing this information in a current report on Form 8-K pursuant to Item 1.01, “Entry into a Material Definitive Agreement.” All capitalized terms not defined herein shall have the meanings as set forth in the applicable agreements.

Trackage Rights Agreement

KCSM and Ferromex have entered into a Trackage Rights, Switching and Interline Settlement Agreement, dated February 9, 2010 (the “Trackage Rights Agreement”). Pursuant to the Trackage Rights Agreement, the Parties terminated, in a definitive and irrevocable manner, all actions and procedures regarding: (a) rates applicable to trackage rights, switching and interlinear services from January 1, 2009 onward but not regarding the applicable rates before January 1, 2009 or the amounts owed by the parties to one another prior to the execution of the Trackage Rights Agreement; (b) the scope of certain trackage rights in Monterrey, Nuevo León, Guadalajara, Jalisco and Altamira, Tamaulipas, the Long Trackage Right, and Aguascalientes; and (c) court costs, as well as any other directly-related issue or dispute that arises from, is related in any manner directly or indirectly with, the terms and conditions and/or scope of such mandatory trackage and/or switching rights or that arises by reason of the definition of trackage rights (the “Settlement Controversies”). The parties waived their rights to any future actions derived from or related to the Settlement Controversies.

Further, KCSM and Ferromex set the rates applicable for January 1, 2009 onward applicable to each party for the use of that party’s trackage rights of the other party’s trackage.

Explicitly excluded from the scope and purpose of the Trackage Rights Agreement are all procedures, disputes, lawsuits, remedies, appeals and disagreements that were not expressly identified in the Trackage Rights Agreement, including without limitation, the disputes, claims and lawsuits that relate to the determination of rates for mandatory trackage and/or switching rights and for interconnection and/or terminal services, accrued prior to January 1, 2009, as well as the disputes among the parties regarding amounts payable to one another for trackage rights, interline services and switching services, that are currently being disputed by both parties at the Federal Court of Fiscal and Administrative Justice. Furthermore, the parties did not settle or agree to settle any other trackage and switching rights not specifically mentioned in the Trackage Rights Agreement.

The Trackage Rights Agreement shall remain in effect until the term of the concession title of Ferromex or the concession title of KCSM expire, unless the Parties mutually agree to renew the Trackage Rights Agreement beyond the expiration of either party’s concession title. The Trackage Rights Agreement may be terminated, at KCSM’s option, before its stipulated term if Ferromex is sold or if it transfers, directly or indirectly, its concession under its concession title. A change in control of KCSM or its affiliates, however, shall not be a cause for termination.

Settlement Agreement

On February 9, 2010, (i) KCSM and (ii) Ferromex, Ferrosur, Minera México, S.A. de C.V., Infraestructura y Transportes Ferroviarios, S.A. de C.V., Infraestructura y Transportes México, S.A. de C.V., Líneas Ferroviarias de México, S.A. de C.V., Grupo Ferroviario Mexicano, S.A. de C.V., and Grupo México, S.A.B. de C.V. (jointly, the “Ferromex Parties”) entered into a Settlement Agreement (the “Settlement Agreement”).

Pursuant to the Settlement Agreement, the parties agreed to completely, definitively and irrevocably terminate (i) the private disputes, procedures and controversies among KCSM and the Ferromex Parties, in connection with the merger between Ferromex and Ferrosur, including KCSM’s involvement in such procedures as an interested party; and (ii) the lawsuit filed against KCSM and the Mexican Government in connection with several disputes, procedures and controversies before judicial authorities with respect to the acquisition of the shares of Ferrocarril del Noreste, S.A. de C.V. (now KCSM) by Grupo Transportación Ferroviaria Mexicana, S.A. de C.V., in 1997 (the “Settlement Procedures”). The parties waived their rights to any future actions derived from or related to the Settlement Procedures. Further, the parties did not settle or agree to settle any disputes, controversies or procedures other than the Settlement Procedures.

Under the Settlement Agreement, Ferrosur agreed to grant KCSM certain trackage and switching rights within Veracruz, México, and switching rights in the Puebla-Tlaxcala zone. In a related agreement, the parties further agreed to amend the FTVM by-laws to, among other changes, grant certain veto and voting rights to KCSM at the shareholders’ and the board of directors’ levels.

The Settlement Agreement shall remain in effect until the term of the concession title of KCSM expires, unless the parties mutually agree to renew the Settlement Agreement beyond the expiration of KCSM’s concession title. The Settlement Agreement may be terminated earlier upon delivery by KCSM of a notice to the Ferromex Parties indicating any breach by the Ferromex Parties of any of their respective obligations under the Settlement Agreement. Notwithstanding, the settlement and termination of the Settlement Procedures shall not be subject to rescission or termination.

The Settlement Agreement may be terminated, at KCSM’s option, before its stipulated term if Ferromex is sold or if it transfers, directly or indirectly, its concession under its concession title. A change in control of KCSM or its affiliates, however, shall not be a cause for termination. Likewise, the Settlement Agreement will terminate three years after Ferromex and Ferrosur cease to be under the common control of one person or group of persons acting jointly or in agreement to adopt coordinated resolutions (“Common Control”). Notwithstanding, if for any reason Ferromex and Ferrosur are under Common Control within five years after the Settlement Agreement is terminated due to Ferromex and Ferrosur ceasing to be under the Common Control, the Settlement Agreement would automatically be reinstated.

In November 2005, Ferromex acquired control of and merged with Ferrosur creating Mexico’s largest railway, though such merger has been previously rejected by COFECO. If the COFECO does not authorize the merger of Ferromex and Ferrosur, the Settlement Agreement shall be terminated twelve months after the relevant resolution of the Governmental Authority is issued or when the unwinding is effective, whichever is later.

Part III

Items 10	, 11, 12 and 13. Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management Related Stockholders Matters; and Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instruction I(2) to Form 10-K.

Item 14.	Principal Accountant Fees and Services

The following table presents the total fees for KCS and KCSM for professional audit services and other services rendered by KPMG the independent registered public accountant firm, to KCS and KCSM for the years ended December 31, 2009 and 2008 (in thousands).

	2009	2008

Audit fees	$2,160.0	$3,000.0
Audit-related fees(1)	565.0	616.5
Tax fees	38.0	28.0

Total	$2,763.0	$3,644.5

(1)	Primarily reflects fees related to debt offering documents and related SEC filings.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) List of documents filed as part of this report:

(1)	Financial Statements

The consolidated financial statements and related notes, together with the report of KPMG LLP appears in Part II Item 8, Financial Statements and Supplementary data, of this form 10-K.

(2)	Financial Statement Schedules

None.

(3)	List of Exhibits

The Company has attached or incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

(a)	Exhibits

Exhibit
No.	Description

2.1	Registration Rights Agreement, dated as of April 19, 2005, between KCSM and Morgan Stanley & Co. Incorporated and Scotia Capital (USA) Inc. (the “2005 Registration Rights Agreement”), is incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on April 25, 2005 (File No. 333-08322).

Exhibit
No.	Description

2.2	Registration Rights Agreement, dated as of November 21, 2006, between KCSM, Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, BBVA Securities Inc., BMO Capital Markets Corp., and Scotia Capital (USA) Inc. (the “2006 Registration Rights Agreement”), is incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed on November 28, 2006 (File No. 333-08322).
2.3	Registration Rights Agreement, dated as of May 16, 2007, between KCSM and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, BBVA Securities Inc., BMO Capital Markets Corp. and Scotia Capital (USA) Inc. (the “2007 Registration Rights Agreement”), is incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on May 17, 2007 (File No. 333-08322).
2.4	Registration Rights Agreement, dated as of March 30, 2009, between KCSM and Banc of America Securities LLC, SunTrust Robinson Humphrey, Inc., Scotia Capital (USA) Inc. and DVB Capital Markets LLC (the “2009 Registration Rights Agreement”), is incorporated herein by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 333-08322).
2.5	Registration Rights Agreement, dated as of January 22, 2010, between KCSM and Banc of America Securities LLC, as representative of the placement agents listed therein (the “2010 Registration Rights Agreement”), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 28, 2010 (File No. 1-4717), is incorporated by reference as Exhibit 2.7.
3.1	Current Corporate By-laws (Estatutos Sociales) of KCSM, as amended and restated on May 8, 2007, together with an English translation, is incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 9, 2007 (File No. 333-08322).
4.1	Indenture, dated as of April 19, 2005, between TFM and The Bank of Nova Scotia Trust Company of New York, as trustee and paying agent, covering up to $460,000,000 of TFM’s 9 3/8% Senior Notes due 2012 (the “2005 Indenture”), is incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on April 25, 2005 (File No. 333-08322).
4.2	Specimen Global Note representing the 9 3/8% Senior Notes due 2012, is incorporated herein by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-4, filed on November 8, 2005 (Registration No. 333-129566).
4.3	The 2005 Registration Rights Agreement. (See Exhibit 2.1)
4.4	Indenture, dated as of November 21, 2006, between KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $175,000,000 of KCSM’s 7 5/8% Senior Notes due 2013 (the “2006 Indenture”), is incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on November 28, 2006 (File No. 333-08322).
4.5	Specimen Global Note representing the 7 5/8% Senior Notes due 2013, is incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-4, filed on September 18, 2007 (Registration No. 333-146153).
4.6	The 2006 Registration Rights Agreement. (See Exhibit 2.2)
4.7	Indenture, dated as of May 14, 2007, between KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $165,000,000 of KCSM’s 7 3/8% Senior Notes due 2014 (the “2007 Indenture”), is incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on May 17, 2007 (File No. 333-08322).
4.8	Specimen Global Note representing the 7 3/8% Senior Notes due 2014, is incorporated herein by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-4, filed on October 4, 2007 (Registration No. 333-146519).
4.9	The 2007 Registration Rights Agreement. (See Exhibit 2.3)
4.10	Indenture, dated as of March 30, 2009, between KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $200,000,000 of KCSM’s 12 1/2% Senior Notes due 2016 (the “2009 Indenture”), is incorporated herein by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 333-08322).
4.11	Supplemental Indenture, dated as of November 12, 2009, to the 2009 Indenture among KCSM, as issuer, and U.S. Bank National Association, as trustee and paying agent (the “2009 Supplemental Indenture”), is attached to this Form 10-K as Exhibit 4.11.

Exhibit
No.	Description

4.12	Special Global Note representing the 12 1/2% Senior Notes due 2016, is incorporated herein by reference to Exhibit 4.10 of the Company’s Registration Statement on Form S-4, filed on October 5, 2009 (Registration No. 333-161762).
4.13	The 2009 Registration Rights Agreement. (See Exhibit 2.4)
4.14	Indenture, dated as of January 22, 2010, between KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $300,000,000 of KCSM’s 8% Senior Notes due 2018 (the “2010 KCSM Indenture”), filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on January 28, 2010 (File No. 1-4717), is incorporated herein by reference as Exhibit 4.17.
4.15	The 2010 Registration Rights Agreement. (See Exhibit 2.5)
10.1	Concession title granted by the Secretaria de Comunicaciones y Transportes (Ministry of transportation) (“SCT”) (the “Concession”) in favor of Ferrocarril del Noreste, S.A. de C.V., (“FNE”), dated as of December 2, 1996, together with an English translation, is incorporated herein by reference to Exhibit 2.1 of the Company’s Registration Statement on Form F-4 (Registration No. 333-08322).
10.2	Amendment of Concession, dated as of February 12, 2001, together with an English translation, is incorporated herein by reference to Exhibit 4.2 from KCSM and Grupo KCSM’s Annual Report on Form 20-F for year 2000 (File No. 333-08322).
10.3	Amendment No. 2 of Concession, dated as of November 22, 2006, together with an English translation, is incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-4, filed on September 18, 2007 (Registration No. 333-146153).
10.4	Sale Purchase Agreement respecting Capital Stock of FNE, among the United Mexican States (through the Ministry of Transportation), FNE and Ferrocarriles Nacionales de México, S.A. de C.V. (“FNM”), dated December 2, 1996, together with an English translation, is incorporated herein by reference to Exhibit 2.2 of the Company’s Registration Statement on Form F-4 (Registration No. 333-08322).
10.5	Sale Purchase Agreement respecting Property and Equipment, among the United Mexican States (through the Ministry of Transportation), FNE and FNM, dated December 2, 1996, together with an English translation, is incorporated herein by reference to Exhibit 2.3 of the Company’s Registration Statement on Form F-4 (Registration No. 333-08322).
10.6	Omnibus Agreement, dated as of June 9, 1997, among Grupo TFM, Caymex Transportation, Inc., TMM Multimodal, S.A. de C.V. and FNM, together with an English translation, is incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on Form F-4 (Registration No. 333-08322).
10.7	English translation of the Purchase-Sale Agreement, dated July 29, 2002, by and between KCSM, FNM and Nacional Financiera, S.N.C., Institución de Banca de Desarrollo, is incorporated herein by reference to Exhibit 10.16 of the Company’s Registration Statement on Form F-4 (Registration No. 333-08322).
10.8	Compliance and Settlement Agreement, dated as of September 12, 2005, among KCSM, Grupo KCSM, Kansas City Southern, and the Federal Government of the United Mexican States, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on September 16, 2005 (File No. 333-08322).
10.9	English translation Employment Agreement, dated as of April 20, 2006, between KCSM and José Guillermo Zozaya Delano, is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 333-08322).
10.10	English translation of Amendment to the Employment Agreement of April 2, 2006, dated May 27, 2009, between KCSM and José Guillermo Zozaya Delano, is incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 2, 2009 (File No. 333-08322).
10.11	English translation of Employment Agreement, dated as of September 11, 2003, between KCSM and Cesar Alfredo Polack Belaunde, is incorporated herein by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-4, filed on September 18, 2007 (Registration No. 333-146153) .

Exhibit
No.		Description

10.12		English translation of Employment Agreement, dated as of May 22, 2006, between KCSM and Julio Quintero Martínez, is incorporated herein by reference to Exhibit 10.15 of the Amendment to the Company’s Registration Statement on Form S-4/A, filed on March 26, 2008 (Registration No. 333-146519).
10.13		English translation of Employment Agreement, dated as of January 18, 1999, between KCSM and Gloria Minerva Ballesteros Valdez, is incorporated herein by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-4, filed on September 4, 2009 (Registration No. 333-161762).
10	.13.1	English translation of Amendment to the Employment Agreement of January 18, 1999, dated as of June 2, 2009, between KCSM and Gloria Minerva Ballesteros Valdez, is incorporated herein by reference to Exhibit 10.13.1 of the Company’s Registration Statement on Form S-4, filed on September 4, 2009 (Registration No. 333-161762).
10.14		English translation of Employment Agreement, dated as of November 25, 2003, between KCSM and James Thomas Kniestedt Bauman, is incorporated herein by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-4, filed on September 4, 2009 (Registration No. 333-161762).
10.15		English translation of Employment Agreement, dated as of January 18, 1999, between KCSM and Oscar Augusto Del Cueto Cuevas, is incorporated herein by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-4, filed on September 4, 2009 (Registration No. 333-161762).
10.16		Loan and Security Agreement, dated as of February 28, 2008, between KCSM and Export Development Canada, is incorporated herein by reference to Exhibit 10.16 of the Amendment to the Company’s Registration Statement on Form S-4/A, filed on March 26, 2008 (Registration No. 333-146519).
10.17		Loan Agreement, dated as of September 24, 2008, between KCSM and DVB Bank AG, is incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 333-08322).
10.18		The 2005 Indenture. (See Exhibit 4.1)
10.19		The 2006 Indenture. (See Exhibit 4.4)
10.20		The 2007 Indenture. (See Exhibit 4.7)
10.21		The 2009 Indenture. (See Exhibit 4.10)
10.22		The 2009 Supplemental Indenture. (See Exhibit 4.11)
10.23		Placement Agreement, dated as of January 7, 2010, between Banc of America Securities LLC, as representative of the placement agents listed therein, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 13, 2010 (File No. 333-08322).
12.1		The Computation of Ratio of Earnings to Fixed Charges prepared pursuant to item 601(b)(12) of Regulation S-K is attached to this Form 10-K as Exhibit 12.1.
31.1		Certification of José Guillermo Zozaya Delano, President and Executive Representative of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached to this Form 10-K as Exhibit 31.1.
31.2		Certification of Michael W. Upchurch Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached to this Form 10-K as Exhibit 31.2.
(32)		Section 1350 certifications.
32.1		Certification of José Guillermo Zozaya Delano, President and Executive Representative of the Company, furnished pursuant to 18 U.S.C. Section 1350 is attached to this Form 10-K as Exhibit 32.1.
32.2		Certification of Michael W. Upchurch, Chief Financial Officer of the Company, furnished pursuant to 18 U.S.C. Section 1350 is attached to this Form 10-K as Exhibit 32.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 10, 2010.

Kansas City Southern de México, S.A. de C.V.

By	/s/ José Guillermo Zozaya Delano
José Guillermo Zozaya Delano
President and Executive Representative

POWER OF ATTORNEY

Know all people by these presents, that each person whose signature appears below constitutes and appoints José Guillermo Zozaya Delano and Michael W. Upchurch, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person, hereby confirming all that said attorneys-in-fact and agents or either of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael R. Haverty Michael R. Haverty	President of the Board of Directors	February 10, 2010.

/s/ Michael W. Upchurch Michael W. Upchurch	Chief Financial Officer (Principal Financial Officer)	February 10, 2010.

/s/ Mary K. Stadler Mary K. Stadler	Chief Accounting Officer (Principal Accounting Officer)	February 10, 2010.

/s/ David L. Starling David L. Starling	Vice President of the Board of Directors	February 10, 2010.

/s/ Patrick J. Ottensmeyer Patrick J. Ottensmeyer	Director	February 10, 2010.

/s/ Larry M. Lawrence Larry M. Lawrence	Director	February 10, 2010.

/s/ David R. Ebbrecht David R. Ebbrecht	Director	February 10, 2010.

Kansas City Southern de México, S.A. de C.V.
2009 Form 10-K Annual Report

Index to Exhibits

		Regulation S-K
		Item 601(b)
Exhibit	Document	Exhibit

4.11	Supplemental Indenture, dated as of November 12, 2009, to the 2009 Indenture, among KCSM, as issuer, and U.S. Bank National Association, as trustee and paying agent.	4 and 10
12.1	Computation of Ratio of Earnings to Fixed Charges.	12
31.1	Certification of José Guillermo Zozaya Delano, President and Executive Representative of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31
31.2	Certification of Michael W. Upchurch, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	31
32.1	Certification of José Guillermo Zozaya Delano, President and Executive Representative of the Company, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32
32.2	Certification of Michael W. Upchurch, Chief Financial Officer of the Company, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32