Form 10-Q
period 2010-03-31
Kansas City Southern de Mexico, S.A. de C.V.
filed 2010-04-27
CIK 1055294

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐ Not applicable ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2010: 4,785,510,235

Kansas City Southern de México, S.A. de C.V. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Form 10-Q
March 31, 2010

Index

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Form 10-Q
March 31, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Introductory Comments.

The Consolidated Financial Statements included herein have been prepared by Kansas City Southern de México, S.A. de C.V. (“KCSM” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). For the purposes of this report, unless the context otherwise requires, all references herein to “KCSM” and the “Company” shall mean Kansas City Southern de México, S.A. de C.V. and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Results for the three months ended March 31, 2010 are not necessarily indicative of the results expected for the full year ending December 31, 2010.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Statements of Income

	Three Months
	Ended
	March 31,
	2010	2009
	(In millions)
	(Unaudited)

Revenues	$190.8	$137.3

Operating expenses:
Compensation and benefits	22.5	16.6
Purchased services	32.0	28.2
Fuel	26.4	18.2
Equipment costs	18.5	20.6
Depreciation and amortization	23.9	27.9
Casualties and insurance	1.4	2.0
Materials and other	9.8	7.5

Total operating expenses	134.5	121.0

Operating income	56.3	16.3
Equity in net earnings of unconsolidated affiliates	1.5	0.5
Interest expense	(27.5)	(22.1)
Debt retirement costs	(14.9)	(0.6)
Foreign exchange gain (loss)	2.8	(5.1)
Other income, net	0.5	0.3

Income (loss) before income taxes	18.7	(10.7)
Income tax (benefit) expense	7.6	(11.5)

Net income	$11.1	$0.8

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(In millions,
	except share amounts)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$108.9	$92.6
Accounts receivable, net	77.2	61.6
Related company receivable	17.5	16.8
Materials and supplies	39.3	37.4
Deferred income tax asset	117.4	117.3
Other current assets	51.0	48.9

Total current assets	411.3	374.6
Investments	48.8	46.8
Property and equipment (including concession assets), net	2,260.7	2,239.7
Related company receivable	1.0	31.1
Other assets	28.4	25.3

Total assets	$2,750.2	$2,717.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$11.2	$11.0
Accounts payable and accrued liabilities	132.8	112.7
Related company payable	24.0	27.1

Total current liabilities	168.0	150.8
Long-term debt	1,099.1	1,103.5
Related company debt	21.6	21.6
Deferred income tax liability	24.5	16.8
Other noncurrent liabilities and deferred credits	95.1	94.5

Total liabilities	1,408.3	1,387.2

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 4,785,510,235 shares authorized, issued without par value	507.3	507.3
Additional paid-in capital	243.6	243.6
Retained earnings	593.9	582.8
Accumulated other comprehensive loss	(2.9)	(3.4)

Total stockholders’ equity	1,341.9	1,330.3

Total liabilities and stockholders’ equity	$2,750.2	$2,717.5

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months
	Ended
	March 31,
	2010	2009
	(In millions)
	(Unaudited)

Operating activities:
Net income	$11.1	$0.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23.9	27.9
Deferred income taxes	7.6	(11.5)
Equity in undistributed earnings of unconsolidated affiliates	(1.5)	(0.5)
Deferred compensation	1.5	(1.6)
Debt retirement cost	14.9	0.6
Changes in working capital items:
Accounts receivable	(15.6)	(4.3)
Related companies	(3.9)	9.3
Materials and supplies	(2.1)	(2.0)
Other current assets	(2.6)	0.2
Accounts payable and accrued liabilities	22.8	22.0
Other, net	0.5	0.4

Net cash provided by operating activities	56.6	41.3

Investing activities:
Capital expenditures	(21.8)	(42.4)
Net proceeds from loan to related company	30.2	—
Acquisition of an intermodal facility, net of cash acquired	(25.0)	—
Proceeds from disposal of property	0.3	1.4
Other, net	(0.5)	0.9

Net cash used for investing activities	(16.8)	(40.1)

Financing activities:
Proceeds from issuance of long-term debt	295.7	189.0
Repayment of long-term debt	(300.3)	(33.7)
Debt costs	(18.9)	(4.2)
Capital reduction — pro-rata distribution of common stock	—	(65.0)

Net cash provided by (used for) for financing activities	(23.5)	86.1

Cash and cash equivalents:
Net increase during each period	16.3	87.3
At beginning of the year	92.6	38.9

At end of period	$108.9	$126.2

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements
(Amounts in millions of U.S. dollars)

1.	Accounting Policies, Interim Financial Statements and Basis of Presentation.

In the opinion of the management of KCSM, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results expected for the full year ending December 31, 2010. Certain prior year amounts have been reclassified to conform to the current year presentation.

During the third quarter of 2009, the Company identified that changes in accounts payable and accrued liabilities related to capital spending had not been correctly presented in the Company’s prior period consolidated cash flow statements. Changes in these accruals had previously been classified within cash flows from operating activities and should have been classified as capital expenditures within investing activities, in order to report capital expenditures on a cash basis rather than on an accrual basis. The accompanying consolidated cash flow statement for the three months ended March 31, 2010 presents capital expenditures on a cash basis. The accompanying consolidated cash flow statement for the three months ended March 31, 2009 has been revised to present capital expenditures on a cash basis. This revision did not impact the change in cash and cash equivalents as previously reported, however, net cash provided by operating activities, capital expenditures and cash used by investing activities increased by $20.5 million for the three months ended March 31, 2009. This revision did not impact operating income or net income and working capital as previously reported.

During the first quarter of 2010, the Company elected to change its accounting policy for rail grinding costs from a capitalization method to a direct expense method. Previously, the Company capitalized rail grinding costs as an improvement to the rail. The Company believes it is preferable to expense these costs as incurred to eliminate the subjectivity in determining the period of benefit associated with rail grinding over which to depreciate the associated capitalized costs. The Company has reflected this change as a change in accounting principle from an accepted accounting principle to a preferable accounting principle in accordance with Accounting Standards Codification 250 “Accounting for Changes and Error Corrections”. Comparative financial statements for all periods have been adjusted to apply the change in accounting principle retrospectively.

This change in accounting principle did not impact the consolidated statements of income for the three months ended March 31, 2009.

The following line items in the consolidated balance sheet were affected by the change in accounting principle (in millions):

	December 31, 2009
	As Reported	As Adjusted	Change

Investments	$46.9	$46.8	$(0.1)
Property and equipment (including concession assets), net	2,246.0	2,239.7	(6.3)
Deferred income tax liability	18.2	16.8	(1.4)
Other noncurrent liabilities and deferred credits	95.0	94.5	(0.5)
Retained earnings	587.3	582.8	(4.5)
Total stockholders’ equity	1,334.8	1,330.3	(4.5)

The change in accounting principle and the revision related to the classification of capital expenditures on a cash basis rather than on an accrual basis did not have an impact on the change in cash and cash equivalents

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

in the consolidated statement of cash flows; however, the following line items were affected by these adjustments (in millions):

	Three Months Ended March 31, 2009
	As Reported	As Adjusted	Change

Net cash provided by operating activities	$20.8	$41.3	$20.5
Net cash used for investing activities	$(19.6)	$(40.1)	$(20.5)

As of January 1, 2008, the cumulative effect of the change in accounting principle on property and equipment (including concession assets), deferred income tax liability, other noncurrent liabilities and deferred credits and retained earnings was ($3.9) million, ($1.0) million, ($0.4) million and ($2.5) million, respectively.

2.	Accounting Pronouncements

Effective January 1, 2010, the Company adopted the Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 addresses the elimination of certain exceptions to consolidating qualifying special-purpose entities, which means more entities will be subject to consolidation assessments and reassessments. The new guidance requires ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity (“VIE”) and clarifies characteristics that identify a VIE. In addition, ASU 2009-17 requires additional disclosures about a company’s involvement with a VIE and any significant changes in risk exposure due to that involvement. The adoption of ASU 2009-17 did not have any impact on the Company’s results of operations and financial condition.

3.	Property and equipment (including Concession Assets).

Property and Equipment.  Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	March 31,	December 31,
	2010	2009

Land	$76.8	$65.0
Concession land rights	137.6	137.6
Road property	1,938.5	1,900.4
Equipment	390.9	373.7
Technology & other	18.1	17.7
Construction in progress	61.7	95.4

Total property	2,623.6	2,589.8
Accumulated depreciation and amortization	362.9	350.1

Net property	$2,260.7	$2,239.7

Concession assets, net of accumulated amortization of $264.7 million and $259.4 million, totaled $1,774.7 million and $1,768.0 million at March 31, 2010 and December 31, 2009, respectively.

4.	Foreign Currency Balances.

At March 31, 2010, KCSM had financial assets and financial liabilities denominated in Mexican pesos of Ps.1,218.5 million and Ps.580.5 million, respectively. At December 31, 2009, KCSM had financial assets and financial liabilities denominated in Mexican pesos of Ps.1,355.2 million and Ps.833.4 million, respectively. At March 31, 2010 and at December 31, 2009, the exchange rate was Ps.12.46 and Ps.13.06, per U.S. dollar, respectively.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

5.	Fair Value Measurements.

The Company’s short term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short term financial instruments approximates the fair value due to their short term nature.

The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities. The fair value of the Company’s debt was $1,174.6 million and $1,170.0 million at March 31, 2010 and December 31, 2009, respectively. The financial statement carrying value was $1,131.9 million and $1,136.1 million at March 31, 2010 and December 31, 2009, respectively.

Assets and liabilities recognized at fair value are required to be classified into a three-level hierarchy. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability.

At March 31, 2010 the fair value of the Company’s fuel swap agreements was $0.8 million. Fair value is determined using a level 2 valuation.

6.	Derivative Instruments.

The Company does not engage in the trading of derivative financial instruments except where the Company’s objective is to manage the variability of forecasted fuel price risk. In general, the Company enters into derivative transactions in limited situations based on management’s assessment of current market conditions and perceived risks.

Fuel Derivative Transactions.  In the first quarter of 2010, the Company entered into fuel swap agreements, which have not been designated as hedging instruments. Gains and losses relating to these derivatives are recorded in fuel expense in the consolidated statements of income. As of March 31, 2010, the Company has outstanding fuel swap agreements for 6.6 million gallons of diesel fuel purchases, from July 1, 2010 through December 31, 2010 at an average swap price of $2.15 per gallon. At March 31, 2010, the fair value of the fuel swaps agreements was $0.8 million, which was included in other current assets on the consolidated balance sheet. The Company recognized a gain of $0.8 million in fuel expense related to fuel swaps agreements.

7.	Comprehensive Income.

Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income, a component of stockholders’ equity within the consolidated balance sheets, rather than net income. Under existing accounting standards, other comprehensive income for KCSM

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

reflects the cumulative translation adjustment on Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”).

KCSM’s total comprehensive income is as follows (in millions):

	Three Months
	Ended
	March 31,
	2010	2009
	(Unaudited)

Net income	$11.1	$0.8
Other comprehensive income:
Cumulative translation adjustment — FTVM	0.5	(1.5)

Total comprehensive income (loss)	$11.6	$(0.7)

8.	Long Term Debt.

On January 7, 2010, pursuant to an offer to purchase, KCSM commenced a cash tender offer for a portion of its 9 3/8% senior unsecured notes due May 1, 2012 (the “9 3/8% Senior Notes”). On January 22, 2010, the Company purchased $290.0 million of the tendered 9 3/8% Senior Notes in accordance with the terms and conditions of the tender offer set forth in the offer to purchase using the proceeds received from the issuance of $300.0 million of 8.0% senior unsecured notes due February 1, 2018 (the “8.0% Senior Notes”). Additionally, on February 1, 2010, the Company purchased $6.3 million of the 9 3/8% Senior Notes. KCSM recorded debt retirement costs of $14.9 million in the first quarter of 2010. The remaining 9 3/8% Senior Notes mature on May 1, 2012 and are redeemable by KCSM at its option.

On January 22, 2010, KCSM issued the 8.0% Senior Notes, which bear interest semiannually at a fixed annual rate of 8.0%. The 8.0% Senior Notes were issued at a discount to par value, resulting in a $4.3 million discount and a yield to maturity of 8 1/4%. KCSM used the net proceeds from the issuance of the 8.0% Senior Notes and cash on hand to purchase $290.0 million in principal amount of the 9 3/8% Senior Notes tendered under an offer to purchase and pay all fees and expenses incurred in connection with the 8.0% Senior Notes offering and the 9 3/8% Senior Notes tender offer. The 8.0% Senior Notes are redeemable at KCSM’s option, in whole or in part, on and after February 1, 2014, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2014 — 104.000%, 2015 — 102.000% and 2016 — 100.000%. In addition, KCSM may redeem up to 35% of the 8.0% Senior Notes any time prior to February 1, 2013 from the proceeds of the sale of capital stock in KCSM or KCS and the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount in the event of certain changes in the Mexican withholding tax rate.

The 8.0% Senior Notes are denominated in dollars and are unsecured, unsubordinated obligations, rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations, and are senior in right of payment to KCSM’s future subordinated indebtedness. In addition, the 8.0% Senior Notes include certain covenants which are customary for these types of debt instruments and borrowers with similar credit ratings. The 8.0% Senior Notes contain certain covenants that, among other things, prohibit or restrict KCSM for taking certain actions, including the ability to incur debt, pay dividends or make other distributions in respect of our stock, issue guarantees, enter into certain transactions with affiliates, make restricted payments, sell certain assets, create liens, engage in sale-leaseback transactions and engage in mergers, divestitures and consolidations. However, these limitations are subject to a number of important qualifications and exceptions.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

9.	Acquisition.

On March 3, 2010, the Company acquired an intermodal facility in Mexico. The aggregate purchase price for the intermodal facility was $25.0 million, which was funded by existing cash. The Company has determined that the acquisition is not material to the Company’s consolidated financial statements; therefore, pro forma financial information is not presented. In addition, the Company has made a preliminary purchase allocation as of March 31, 2010, based on incomplete valuations. The Company expects to complete the purchase valuation during the second quarter of 2010.

10.	Commitments and Contingencies.

Concession duty.  Under KCSM’s railroad concession from the Mexican government (the “Concession”), the Mexican government has the right to receive a payment from the Company equivalent to 0.5% of the gross revenue during the first 15 years of the Concession period and 1.25% during the remaining years of the Concession period. For the three months ended March 31, 2010 and 2009, the concession duty expense amounted to $1.0 million and $0.7 million, respectively, which was recorded within operating expenses.

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

Settlement Agreement.  On February 9, 2010, (i) KCSM and (ii) Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”), Ferrosur, S.A. de C.V. (“Ferrosur”), Minera México, S.A. de C.V., Infraestructura y Transportes Ferroviarios, S.A. de C.V., Infraestructura y Transportes México, S.A. de C.V., Líneas Ferroviarias de México, S.A. de C.V., Grupo Ferroviario Mexicano, S.A. de C.V., and Grupo México, S.A.B. de C.V. (jointly, the “Ferromex Parties”) entered into a Settlement Agreement (the “Settlement Agreement”).

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

The Settlement Agreement may be terminated, at KCSM’s option, before its stipulated term if Ferromex is sold or if it transfers, directly or indirectly, its concession under its concession title. A change in control of KCSM or its affiliates, however, shall not be a cause for termination. Likewise, the Settlement Agreement will terminate three years after Ferromex and Ferrosur cease to be under the common control of one person or group of persons acting jointly or in agreement to adopt coordinated resolutions (“Common Control”). Notwithstanding, if for any reason Ferromex and Ferrosur are under Common Control within five years after the Settlement Agreement is terminated due to Ferromex and Ferrosur ceasing to be under Common Control, the Settlement Agreement would automatically be reinstated.

In November 2005, Ferromex acquired control of and merged with Ferrosur creating Mexico’s largest railway, though such merger has been previously rejected by the Comisión Federal de Competencia (Mexican Antitrust Commission) (“COFECO”). If the COFECO does not authorize the merger of Ferromex and Ferrosur, the Settlement Agreement shall be terminated twelve months after the relevant resolution of the Governmental Authority is issued or when the unwinding is effective, whichever is later.

Trackage Rights Settlement Agreement with Ferromex.  KCSM operations are subject to certain trackage rights, switching rights, and interline services with Ferromex. KCSM and Ferromex entered into a Trackage Rights, Switching and Interline Settlement Agreement, dated February 9, 2010 (the “Trackage Rights Agreement”). Pursuant to the Trackage Rights Agreement, the parties terminated, in a definitive and irrevocable manner, all actions and procedures regarding: (a) rates applicable to trackage rights, switching and interlinear services from January 1, 2009 onward, but not regarding the applicable rates before January 1, 2009 or the amounts owed by the parties to one another prior to the execution of the Trackage Rights Agreement; (b) the scope of certain trackage rights in Monterrey, Nuevo León, Guadalajara, Jalisco and Altamira, Tamaulipas, and Aguascalientes; and (c) court costs, as well as any other directly-related issue or dispute that arises from, is related in any manner directly or indirectly with, the terms and conditions and/or scope of such mandatory trackage and/or switching rights or that arises by reason of the definition of trackage rights (the “Settlement Controversies”). The parties waived their rights to any future actions derived from or related to the Settlement Controversies. Further, KCSM and Ferromex set the rates applicable for January 1, 2009 for each party for the use of the other party’s trackage. The retroactive application of these rates to January 1, 2009 did not have a material impact on the results of operations for the quarter ended March 31, 2010.

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

Certain Disputes with Ferromex.  KCSM’s operations are subject to certain trackage rights, haulage rights, and interline services (the “Services”) with Ferromex. Other than the rates to be charged pursuant to the Trackage Rights Agreement, dated February 9, 2010, between KCSM and Ferromex, the rates payable for these services have not been agreed upon by KCSM and Ferromex for the periods beginning in 1998 through December 31, 2008. If KCSM cannot reach an agreement with Ferromex for rates applicable for services prior to January 1, 2009 which are not subject to the Trackage Rights Agreement, the Mexican Secretaría de Comunicaciones y Transportes (“Ministry of Communications and Transportation” or “SCT”) is entitled to set the rates in accordance with Mexican law and regulations. KCSM and Ferromex both initiated administrative proceedings seeking a determination by the SCT of the rates that KCSM and Ferromex should pay each other in connection with the services. The SCT issued rulings in 2002 and 2008 setting the rates for the services and both KCSM and Ferromex challenged these rulings.

In addition, KCSM is currently involved in judicial, civil and administrative proceedings and negotiations with Ferromex regarding the rates payable to each other for the Services for the periods prior to January 1, 2009. Although KCSM and Ferromex have challenged these matters based on different grounds and these cases continue to evolve, management believes the amounts recorded related to these matters are adequate and does not believe there will be a future material impact to the results of operations arising out of these disputes.

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

On July 23, 2008, the SCT delivered notice to KCSM of new proceedings against KCSM, claiming, among other things, that KCSM refused to grant Ferromex access to certain trackage over which Ferromex alleges it has trackage rights on six different occasions and, thus denied Ferromex the ability to provide

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

service to the Auto Manufacturer at this location. On August 13, 2008, KCSM filed a response to the SCT and final resolution is pending.

KCSM believes it has defenses to the imposition of sanctions for the foregoing proceedings and intends to vigorously contest these allegations. KCSM does not believe that these SCT proceedings will have a material adverse effect on KCSM’s results of operations or financial condition. However, if KCSM is ultimately sanctioned by the SCT for “generic” sanctions on five occasions over the term of the Concession, KCSM could be subject to possible future SCT action seeking revocation of the Concession.

Disputes Relating to the Provision of Services to the Auto Manufacturer.  KCSM is involved in several disputes related to providing service to the Auto Manufacturer.

In March 2008, the Auto Manufacturer filed an arbitration suit against KCSM under a contract for services to the Auto Manufacturer’s plants in Mexico, which, as amended, had a stated termination date of January 31, 2008. Among other claims, the Auto Manufacturer claimed that the contract was implicitly extended and continued in effect beyond its stated termination date. The Auto Manufacturer is seeking a declaration by the arbitrator that the rates being assessed by KCSM are discriminatory, even though the rates being charged are within the legal rate limits set by Mexican law for such freight transportation. KCSM claimed that the contract did in fact expire on its stated termination date, and that services rendered thereafter are thus subject to the general terms and conditions (including rates) applicable in the absence of a specific contract, pursuant to Mexican law. Accordingly, KCSM filed a counterclaim against the Auto Manufacturer to, among other things, recover the applicable rate difference between the rates under the contract and KCSM’s rates. The arbitration was divided in two phases. On May 18, 2009, the arbitrator issued an award on the first phase of the arbitration proceeding, ruling that the contract had terminated on May 8, 2008. As of the date of this filing, the second phase of the arbitration proceeding, regarding the claim that the rates assessed by KCSM are discriminatory, is in the evidentiary stage and has not been resolved. Management believes the final resolution of these claims will not have any material impact on KCSM’s results of operations.

Credit Risk.  The Company continually monitors risks related to economic changes and certain customer receivable concentrations. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or further weakening in economic trends could have a significant impact on the collectability of KCSM’s receivables and operating results. If the financial condition of KCSM’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded reserves for uncollectability based on its best estimate at March 31, 2010.

Income Tax.  Tax returns filed in Mexico from 2003 through the current year remain open to examination by the taxing authority in Mexico. The 2003 through 2005 tax returns are currently under examination. The Company received an audit assessment for the year ended December 31, 2003, from Servicio de Administracion Tributaria (the “SAT”), the Mexican equivalent of the IRS. The Company filed its response to this assessment on March 8, 2010, and continues to negotiate with the SAT. If a settlement is not reached, the matter will be litigated. The Company believes that it has strong legal arguments in its favor and will more likely than not ultimately prevail in any challenge of this assessment. The Company believes that an adequate provision has been made for any adjustment (tax and interest) that will be due for all open years. However, an unexpected adverse resolution could have a material effect on the results of operations in a particular quarter or fiscal year.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Kansas City Southern de México, S.A. de C.V.:

We have reviewed the accompanying consolidated balance sheet of Kansas City Southern de México, S.A. de C.V. and subsidiaries (the Company) as of March 31, 2010, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Kansas City, Missouri
April 27, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. The actual results of operations of Kansas City Southern de México, S.A. de C.V. (the “Company” or “KCSM”) could materially differ from those indicated in forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Item 1A — Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which is on file with the U.S. Securities and Exchange Commission (File No. 333-08322) and which “Risk Factors” section is hereby incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. Forward-looking statements contained in this Form 10-Q will not be updated.

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

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial position and results of operations is based upon its consolidated financial statements. The preparation of these consolidated financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets, and liabilities. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the accounting for assets and liabilities that are not readily apparent from other sources. If the estimates differ materially from actual results, the impact on the consolidated financial statements may be material. The Company’s significant accounting policies are disclosed in the 2009 Annual Report on Form 10-K.

During the first quarter of 2010, the Company elected to change its accounting policy for rail grinding costs from a capitalization method to a direct expense method. Refer to Note 1, Accounting Policies, Interim Financial Statements and Basis of Presentation, for further details of this change in accounting policy. Comparative financial information for all prior periods have been adjusted to reflect the retroactive application of this change in accounting principle.

Management’s narrative analysis relates to the financial condition and results of operations of KCSM and its subsidiaries.

Results of Operations.

The following summarizes the consolidated income statement components (in millions).

	Three Months
	Ended
	March 31,		Change
	2010	2009	Dollars

Revenues	$190.8	$137.3	$53.5
Operating expenses	134.5	121.0	13.5

Operating income	56.3	16.3	40.0
Equity in net earnings of unconsolidated affiliates	1.5	0.5	1.0
Interest expense	(27.5)	(22.1)	(5.4)
Debt retirement costs	(14.9)	(0.6)	(14.3)
Foreign exchange gain (loss)	2.8	(5.1)	7.9
Other income, net	0.5	0.3	0.2

Income (loss) before income taxes	18.7	(10.7)	29.4
Income tax (benefit) expense	7.6	(11.5)	19.1

Net income	$11.1	$0.8	$10.3

Revenues.

The following table summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months			Three Months			Three Months
	Ended			Ended			Ended
	March 31,			March 31,			March 31,
	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change

Chemical and petroleum	$42.2	$30.6	38%	25.3	20.3	25%	$1,668.0	$1,507.4	11%
Industrial and consumer products	46.5	34.7	34%	36.7	33.5	10%	1,267.0	1,035.8	22%
Agriculture and minerals	48.6	37.0	31%	30.6	28.7	7%	1,588.2	1,289.2	23%

Total general commodities	137.3	102.3	34%	92.6	82.5	12%	1,482.7	1,240.0	20%
Coal	3.1	3.7	(16)%	4.3	4.6	(7)%	720.9	804.3	(10)%
Intermodal	24.8	16.0	55%	69.7	47.8	46%	355.8	334.7	6%
Automotive	20.6	11.7	76%	16.2	9.9	64%	1,271.6	1,181.8	8%

Carload revenues, carloads and units	185.8	133.7	39%	182.8	144.8	26%	$1,016.4	$923.3	10%

Other revenue	5.0	3.6	39%

Total revenues(i)	$190.8	$137.3	39%

(i) Included in revenues:
Fuel surcharge	$18.1	$10.1

Freight revenues include both revenue for transportation services and fuel surcharges. For the three months ended March 31, 2010, revenues increased $53.5 million compared to the same period in 2009, primarily due to the overall increase in carload/unit volumes resulting from the relative improvement in the economy, positive pricing impacts, the effect of fluctuations in the value of the U.S. dollar against the value of the Mexican peso for revenues denominated in Mexican pesos and increased fuel surcharge. Revenue per carload/unit increased by 10% for the three months ended March 31, 2010, compared to the same period in 2009, due to increases in pricing and fuel surcharge.

KCSM’s fuel surcharge is a mechanism to adjust revenue based upon changing fuel prices. Fuel surcharges are calculated differently depending on the type of commodity transported. For most commodities, fuel surcharge is calculated using a fuel price from a prior time period that can be as much as 60 days earlier. In a period of volatile fuel prices or changing customer business mix, changes in fuel expense and fuel surcharge may differ.

The following discussion provides an analysis of revenues by commodity group:

Revenues by Commodity Group
for the three months ended March 31, 2010

Chemical and petroleum.  Revenues increased $11.6 million for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to increases in volume, fluctuations in the value of the U.S. dollar against the value of the Mexican peso and pricing. Petroleum and plastics product shipments increased primarily due to inventory replenishment. Additionally, petroleum revenues increased due to a Mexican government initiated oil export program, which resulted in record high levels of oil production and storage.

Industrial and consumer products.  Revenues increased $11.8 million for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to increases in pricing, volume and fuel surcharge. A strengthening economy accounted for growth in most commodities. Metals and scrap revenue increased primarily due to longer length of haul, and appliances and pulp paper revenue increased due to a shift in manufacturing to Mexico as well as conversion from truck to rail. This growth was partially offset by a decrease in beer volumes due to a change in a customer’s distribution network.

Agriculture and minerals.  Revenues increased $11.6 million for the three months ended March 31, 2010, compared to the same period in 2009, due to increases in pricing, volume, fluctuations in the value of the U.S. dollar against the value of the Mexican peso and length of haul. Grain revenue and volume increased as a portion of the traffic lost to vessel in 2009 was converted back to rail. Food products showed continued strength primarily due to increased distiller dried grain shipments from the U.S.

Coal.  Revenue decreased $0.6 million for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to a decrease in volume and shorter length of haul.

Intermodal.  Revenues increased $8.8 million for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to an increase in volume. Growth was driven by increased automotive parts traffic, conversion of cross border truck traffic to rail, haulage and trans-Pacific container volume due to inventory replenishment, a rebound in North American demand for automobiles and improvement in the economy.

Automotive.  Revenues increased $8.9 million for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to increases in volume, fluctuations in the value of the U.S. dollar against the value of the Mexican peso and fuel surcharge. The volume increase was driven by strong year over year growth in North American automobile sales and an increase in parts and vehicle volume driven by a shift in production and distribution patterns from the U.S. to Mexico.

Operating expenses.

Operating expenses, as shown below (in millions), increased $13.5 million for the three months ended March 31, 2010, when compared to 2009, primarily due to increased carload/unit volumes and the effect of fluctuations in the value of the U.S. dollar against the value of the Mexican peso for operating expenses denominated in Mexican pesos.

	Three Months
	Ended
	March 31,		Change
	2010	2009	Dollars	Percent

Compensation and benefits	$22.5	$16.6	$5.9	36%
Purchased services	32.0	28.2	3.8	13%
Fuel	26.4	18.2	8.2	45%
Equipment costs	18.5	20.6	(2.1)	(10)%
Depreciation and amortization	23.9	27.9	(4.0)	(14)%
Casualties and insurance	1.4	2.0	(0.6)	(30)%
Materials and other	9.8	7.5	2.3	31%

Total operating expenses	$134.5	$121.0	$13.5	11%

Compensation and benefits.  Compensation and benefits increased $5.9 million for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to an increase in statutory profit sharing expenses, increases in compensation and benefits due to fluctuations in the value of the U.S. dollar against the value of the Mexican peso and annual wage and salary rate increases. These increases were partially offset by lower employee headcount as compared to the prior year.

Purchased services.  Purchased services expense increased $3.8 million for the three months ended March 31, 2010, compared to the same period in 2009, due to increases in corporate services provided by a related company, volume-sensitive costs including joint facilities, security, and track and terminal services. These increases were partially offset by lower locomotive maintenance as a result of a newer locomotive fleet and having fewer locomotives covered by maintenance agreements.

Fuel.  Fuel expense increased $8.2 million for the three months ended March 31, 2010, compared to the same period in 2009. The increase was driven by higher consumption due to the increase in traffic volume, higher fuel prices and fluctuations in the value of the U.S. dollar against the value of the Mexican peso.

Equipment costs.  Equipment costs decreased $2.1 million for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to a decrease in freight car lease expense, which was partially offset by an increase in the use of other railroads’ freight cars and car leases.

Depreciation and amortization.  Depreciation and amortization expenses decreased $4.0 million for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to a change in the estimated useful lives of certain Mexican concession assets, which was effective as of October 1, 2009. In addition, depreciation expense decreased due to the impact of lower rates based on the depreciation study completed in third quarter 2009. Depreciation expense on the asset base as of year-end 2009 will be lower on a quarterly basis by approximately $2.6 million due to the change in estimated useful lives of certain Mexican concession assets and approximately $0.5 million as a result of lower rates based on the depreciation study.

Casualties and insurance.  Casualties and insurance expenses decreased $0.6 million for the three months ended March 31, 2010, compared with the same period in 2009, primarily due to a lower derailment activity and environmental expense.

Materials and other.  Materials and other expenses increased $2.3 million for the three months ended March 31, 2010, compared to the same period in 2009, primarily due to a settlement related to a legal dispute and increases in other employee expenses and concession duty.

Non-Operating Expenses

Equity in net earnings of unconsolidated affiliates.  Equity in earnings from unconsolidated affiliates was $1.5 million for the three months ended March 31, 2010, compared to $0.5 million the same period in 2009. Significant components of this change are as follows:

•	KCSM’s equity in earnings of FTVM was $0.2 million for the three months ended March 31, 2010, compared to a loss of $0.4 million for the same period in 2009. The increase is primarily due to a slight recovery in volumes.

•	KCSM’s equity in earnings of Mexrail, Inc. was $1.3 million for the three months ended March 31, 2010, compared to $0.9 million for 2009. This increase was primarily due to an increase in carload/unit volumes.

Interest expense.  Interest expense increased $5.4 million for the three months ended March 31, 2010, compared to the same period 2009. The increase in interest expense was primarily attributable to higher debt balances and average interest rates.

Debt retirement cost.  Debt retirement costs for the three months ended March 31, 2010 and 2009 were $14.9 million and $0.6 million, respectively. In the first quarter of 2010, KCSM purchased $296.3 million of its 9 3/8% Senior Notes due May 1, 2012. The Company recorded debt retirement costs of $14.9 million related to the call premium and the write-off of unamortized debt issuance costs. In March 2009, KCSM repaid all amounts outstanding under, and terminated, its credit agreement and upon termination, wrote-off the unamortized debt issuance cost related to this debt.

Foreign exchange.  For the three months ended March 31, 2010 and 2009, the foreign exchange gain was $2.8 million compared to a foreign exchange loss of $5.1 million, primarily due to fluctuations in the value of the U.S. dollar against the value of the Mexican peso.

Other income, net.  Other income, net consists primarily of miscellaneous interest income. For the three months ended March 31, 2010, other income, net was $0.5 million compared to $0.3 million in the same period 2009.

Income tax (benefit) expense.  For the three months ended March 31, 2010, the income tax expense was $7.6 million as compared to an $11.5 million income tax benefit for the same period in 2009. The effective income tax rate was 40.6% and (107.5%) for the three months ended March 31, 2010 and 2009, respectively. The changes in income tax expense and the effective tax rate were primarily due to higher pre-tax income, foreign exchange rate fluctuations and an increase in the statutory income tax rate from 28% to 30%.

Liquidity and Capital Resources

Overview

KCSM’s primary uses of cash are to support operations; maintain and improve its railroad; pay debt service; acquire new and maintain existing locomotives, rolling stock and other equipment; and meet other obligations. KCSM’s cash flow from operations has historically been sufficient to fund operations, maintenance capital expenditures and debt service. External sources of cash (principally bank debt, public and private debt and leases) have been used to refinance existing indebtedness and to fund acquisitions, new investments and equipment additions. As of March 31, 2010, total available liquidity was approximately $108.9 million.

The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt capital markets and other available financing resources will be sufficient to fund anticipated operating, capital and debt service requirements and other commitments in the foreseeable future. KCSM has no significant debt maturities until 2012.

As of March 31, 2010, KCSM has a debt capitalization ratio (total debt as a percentage of total debt plus total equity) of 46.0 percent. Its primary sources of liquidity are cash flows generated from operations and access to debt capital markets. Although KCSM has had adequate access to the debt capital markets, as a non-investment grade company, the financial terms under which funding is obtained often contain restrictive covenants. The covenants constrain financial flexibility by restricting or prohibiting certain actions, including the ability to incur additional debt for any purpose other than refinancing existing debt, create or suffer to exist additional liens, make prepayments of particular debt, pay dividends on common stock, make investments, engage in transactions with stockholders and affiliates, sell certain assets, and engage in mergers and consolidations or in sale leaseback transactions. These restrictions, however, are subject to a number of qualifications and exceptions that provide the Company with varying levels of additional borrowing capacity. The Company was in compliance with all of its debt covenants as of March 31, 2010.

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

On January 7, 2010, pursuant to an offer to purchase, KCSM commenced a cash tender offer for a portion of its 9 3/8% Senior Notes. On January 22, 2010, the Company purchased $290.0 million of the tendered 9 3/8% Senior Notes in accordance with the terms and conditions of the tender offer set forth in the offer to purchase using the proceeds received from the issuance of $300.0 million of 8.0% senior unsecured notes due February 1, 2018 (the “8.0% Senior Notes”). Additionally, on February 1, 2010, the Company purchased $6.3 million of the 9 3/8% Senior Notes. KCSM recorded debt retirement costs of $14.9 million in the first quarter of 2010. The remaining 9 3/8% Senior Notes mature on May 1, 2012 and are redeemable by KCSM at its option.

On January 22, 2010, KCSM issued the 8.0% Senior Notes, which bear interest semiannually at a fixed annual rate of 8.0%. The 8.0% Senior Notes were issued at a discount to par value, resulting in a $4.3 million discount and a yield to maturity of 8 1/4%. KCSM used the net proceeds from the issuance of the 8.0% Senior Notes and cash on hand to purchase $290.0 million in principal amount of the 9 3/8% Senior Notes tendered under an offer to purchase and pay all fees and expenses incurred in connection with the 8.0% Senior Notes offering and the 9 3/8% Senior Notes tender offer. The 8.0% Senior Notes are redeemable at KCSM’s option, in whole or in part, on and after February 1, 2014, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2014 — 104.000%, 2015 — 102.000% and 2016 — 100.000%. In addition, KCSM may redeem up to 35% of the 8.0% Senior Notes any time prior to February 1, 2013 from the proceeds of the sale of capital stock in KCSM or KCS and the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount in the event of certain changes in the Mexican withholding tax rate.

The 8.0% Senior Notes are denominated in dollars and are unsecured, unsubordinated obligations, rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations, and are senior in right of payment to KCSM’s future subordinated indebtedness. In addition, the 8% Senior Notes include certain covenants which are customary for these types of debt instruments and borrowers with similar credit ratings. The 8.0% Senior Notes contain certain covenants that, among other things prohibit or restrict KCSM for taking certain actions, including the ability to incur debt, pay dividends or make other distributions in respect of our stock, issue guarantees, enter into certain transactions with affiliates, make restricted payments, sell certain assets, create liens, engage in sale-leaseback transactions and engage in mergers, divestitures and consolidations. However, these limitations are subject to a number of important qualifications and exceptions.

Standard & Poor’s Rating Services (“S&P”) rates the Company’s senior unsecured debt as B+ and improved the outlook to stable. Moody’s Investors Service (“Moody’s”) rates the Company’s senior unsecured debt as B2 and improved the outlook to stable.

Cash Flow Information

Summary cash flow data follows (in millions):

	Three Months
	Ended
	March 31,
	2010	2009

Cash flows provided by (used for):
Operating activities	$56.6	$41.3
Investing activities	(16.8)	(40.1)
Financing activities	(23.5)	86.1

Net increase in cash and cash equivalents	16.3	87.3
Cash and cash equivalents beginning of year	92.6	38.9

Cash and cash equivalents end of period	$108.9	$126.2

As compared to the three months ended March 31, 2009, cash flows from operating activities increased $15.3 million primarily as a result of increased net income from higher carload/unit volumes due to the recovery of the economy. Net investing cash outflows decreased $23.3 million due to lower capital expenditures, and net proceeds received from a loan to a related company. These decreases were partially offset by the acquisition of an intermodal facility in Mexico in the first quarter of 2010. Additional information regarding capital expenditures is provided below. Financing cash inflows decreased $109.6 million. During the three months ended March 31, 2010, the Company purchased $296.3 million of the 9 3/8% Senior Notes due 2012 and paid debt cost of $18.9 million, which was partially offset by the proceeds from the issuance of the 8.0% Senior Notes of $295.7 million. During the three months ended March 31, 2009, the Company received proceeds of $189.0 million from the issuance of the 12 1/2% Senior Notes due 2016, partially offset by the capital reduction to the Company’s shareholders and repayment of borrowings under its credit agreement, which has been terminated.

Capital Expenditures

Capital improvements are generally funded with cash flows from operations. KCSM has historically used external sources such as loans or lease financing for capacity and equipment acquisition.

The following summarizes the capital expenditures by type (in millions):

	Three Months
	Ended
	March 31,
	2010	2009

Roadway capital program	$14.4	$17.5
Equipment	1.7	1.3
Locomotive acquisitions	—	1.1
Information technology	1.6	1.2
Other	1.0	0.8

Total capital expenditures — accruals basis	18.7	21.9
Change in capital accruals	3.1	20.5

Total cash capital expenditures	$21.8	$42.4

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

Omitted pursuant to General Instruction H(2)(c) of Form 10-Q.

Item 4.	Controls and Procedures.

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

(b) Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 4T.	Controls and Procedures.

Not applicable.

PART II — OTHER INFORMATION.

Item 1.	Legal Proceedings.

For information related to the Company’s settlement and other legal proceedings, see Note 10 “Commitments and Contingencies,” under Part I, Item 1, of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors.

There were no material changes during the quarter in the Risk Factors disclosed in Item 1A, “Risk Factors,” in KCSM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Item 3.	Defaults Upon Senior Securities.

Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Exhibits Filed with this Report

Exhibit 10.1	Settlement Agreement, dated February 9, 2010, between KCSM and Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”), Ferrosur S.A. de C.V., Minera México, S.A. de C.V., Infraestructura y Transportes Ferroviarios, S.A. de C.V., Infraestructura y Transportes México, S.A. de C.V., Líneas Ferroviarias de México, S.A. de C.V., Grupo Ferroviario Mexicano, S.A. de C.V., and Grupo México, S.A.B. de C.V. is attached to this Form 10-Q as Exhibit 10.1.*
Exhibit 10.2	Trackage Rights Agreement, dated February 9, 2010, between KCSM and Ferromex is attached to this Form 10-Q as Exhibit 10.2.*
Exhibit 18.1	Letter regarding change in accounting principle is attached to this Form 10-Q as Exhibit 18.1.
Exhibit 31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.
Exhibit 31.2	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.
Exhibit 32.1	Principal Executive Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.
Exhibit 32.2	Principal Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2.

Exhibit No.	Description of Exhibits Incorporated by Reference

Exhibit 2.1	Registration Rights Agreement, dated as of January 22, 2010, between KCSM and Banc of America Securities LLC, as representative of the placement agents listed therein (the “2010 Registration Rights Agreement”), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 28, 2010 (File No. 1-4717), is incorporated by reference as Exhibit 2.7.
Exhibit 4.1	Indenture, dated as of January 22, 2010, between KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $300,000,000 of KCSM’s 8% Senior Notes due 2018 (the “2010 KCSM Indenture”), filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on January 28, 2010 (File No. 1-4717), is incorporated by reference as Exhibit 4.1.
Exhibit 10.3	Placement Agreement, dated January 7, 2010 between the Company and Banc of America Securities LLC, as representative of the Placement Agents, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 13, 2010 (File No. 1-4717), is incorporated by reference as Exhibit 10.3.

*Certain portions of these exhibits have been omitted pursuant to our request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on April 27, 2010.

Kansas City Southern de México, S.A. de C.V.

/s/  Michael W. Upchurch
Michael W. Upchurch
Chief Financial Officer
(Principal Financial Officer)

/s/  Mary K. Stadler
Mary K. Stadler
Chief Accounting Officer
(Principal Accounting Officer)