Form 10-Q
period 2010-06-30
Kansas City Southern de Mexico, S.A. de C.V.
filed 2010-07-27
CIK 1055294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-08322

KANSAS CITY SOUTHERN DE MÉXICO, S.A. DE C.V.

(Exact name of Company as specified in its charter)

Kansas City Southern of Mexico

(Translation of Registrant’s name into English)

Mexico	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Montes Urales 625 Lomas de Chapultepec 11000 Mexico, D.F. Mexico (Address of Principal Executive Offices)

(5255) 9178-5686

(Company’s telephone number, including area code)

No Changes

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐    Not applicable  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer   ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2010: 4,785,510,235

Kansas City Southern de México, S.A. de C.V. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Form 10-Q

June 30, 2010

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Form 10-Q

June 30, 2010

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Introductory Comments

The Consolidated Financial Statements included herein have been prepared by Kansas City Southern de México, S.A. de C.V. (“KCSM” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). For the purposes of this report, unless the context otherwise requires, all references herein to “KCSM” and the “Company” shall mean Kansas City Southern de México, S.A. de C.V. and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Results for the three and six months ended June 30, 2010 are not necessarily indicative of the results expected for the full year ending December 31, 2010.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In millions) (Unaudited)
Revenues	$206.8	$142.9	$397.6	$280.2

Operating expenses:
Compensation and benefits	25.2	17.5	47.7	34.1
Purchased services	31.7	29.9	63.7	58.1
Fuel	32.4	20.2	58.8	38.4
Equipment costs	19.9	21.5	38.4	42.1
Depreciation and amortization	24.4	27.9	48.3	55.8
Casualties and insurance	2.6	2.2	4.0	4.2
Materials and other	12.3	11.8	22.1	19.3

Total operating expenses	148.5	131.0	283.0	252.0

Operating income	58.3	11.9	114.6	28.2
Equity in net earnings (losses) of unconsolidated affiliates	2.9	(0.9)	4.4	(0.4)
Interest expense	(25.7)	(31.0)	(53.2)	(53.1)
Debt retirement costs	(16.7)	—	(31.6)	(0.6)
Foreign exchange gain (loss)	(1.5)	6.0	1.3	0.9
Other income, net	1.0	0.9	1.5	1.2

Income (loss) before income taxes	18.3	(13.1)	37.0	(23.8)
Income tax (benefit) expense	3.2	4.2	10.8	(7.3)

Net income (loss)	$15.1	$(17.3)	$26.2	$(16.5)

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(In millions, except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$69.3	$92.6
Accounts receivable, net	89.7	61.6
Related company receivable	17.5	16.8
Materials and supplies	38.2	37.4
Deferred income tax asset	117.4	117.3
Other current assets	50.0	48.9

Total current assets	382.1	374.6
Investments	9.6	46.8
Property and equipment (including concession assets), net	2,256.3	2,239.7
Related company receivable	—	31.1
Other assets	31.6	25.3

Total assets	$2,679.6	$2,717.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$74.8	$11.0
Accounts payable and accrued liabilities	124.5	112.7
Related company payable	10.7	27.1

Total current liabilities	210.0	150.8
Long-term debt	867.6	1,103.5
Related company debt	21.6	21.6
Deferred income tax liability	30.3	16.8
Other noncurrent liabilities and deferred credits	98.3	94.5

Total liabilities	1,227.8	1,387.2

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 4,785,510,235 shares authorized, issued without par value	602.3	507.3
Additional paid-in capital	243.6	243.6
Retained earnings	609.0	582.8
Accumulated other comprehensive loss	(3.1)	(3.4)

Total stockholders’ equity	1,451.8	1,330.3

Total liabilities and stockholders’ equity	$2,679.6	$2,717.5

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2010	2009
	(In millions)
	(Unaudited)
Operating activities:
Net income (loss)	$26.2	$(16.5)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48.3	55.8
Deferred income taxes	10.8	(7.3)
Equity in undistributed (earnings) losses of unconsolidated affiliates	(4.4)	0.4
Deferred compensation	3.2	(1.7)
Distributions from unconsolidated affiliates	1.5	—
Debt retirement cost	31.6	0.6
Gain on sale of Mexrail, Inc.	(0.7)	—
Changes in working capital items:
Accounts receivable	(27.6)	(9.6)
Related companies	(17.3)	10.8
Materials and supplies	(1.2)	(8.6)
Other current assets	(1.3)	5.6
Accounts payable and accrued liabilities	13.8	9.1
Other, net	1.3	10.7

Net cash provided by operating activities	84.2	49.3

Investing activities:
Capital expenditures	(45.4)	(80.0)
Proceeds from disposal of property	2.0	1.5
Proceeds and repayments from loans to related companies	31.4	(45.0)
Acquisition of an intermodal facility, net of cash acquired	(25.0)	—
Proceeds from sale of Mexrail, Inc.	41.0	—
Other, net	(0.2)	1.3

Net cash provided by (used for) investing activities	3.8	(122.2)

Financing activities:
Proceeds from issuance of long-term debt	295.7	189.0
Repayment of long-term debt	(471.9)	(34.8)
Debt costs	(30.1)	(4.2)
Capital contribution – pro-rata increase of common stock	95.0	—
Capital reduction – pro-rata distribution of common stock	—	(65.0)

Net cash provided by (used for) financing activities	(111.3)	85.0

Cash and cash equivalents:
Net increase (decrease) during each period	(23.3)	12.1
At beginning of the year	92.6	38.9

At end of the period	$69.3	$51.0

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated other comprehensive loss	Total
			(In millions)
			(Unaudited)
Balances at December 31, 2009	$507.3	$243.6	$582.8	$(3.4)	$1,330.3
Comprehensive income:
Net income	—	—	26.2	—	26.2
Cumulative translation adjustment – FTVM	—	—	—	0.3	0.3

Comprehensive income	—	—	26. 2	0.3	26.5
Capital contribution – pro-rata increase of common stock	95.0	—	—	—	95.0

Balances at June 30, 2010	$602.3	$243.6	$609.0	$(3.1)	$1,451.8

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in millions of U.S. dollars)

1. Accounting Policies, Interim Financial Statements and Basis of Presentation

In the opinion of the management of KCSM, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three and six months ended June 30, 2010, are not necessarily indicative of the results expected for the full year ending December 31, 2010. Certain prior year amounts have been reclassified to conform to the current year presentation.

During the first quarter of 2010, the Company elected to change its accounting policy for rail grinding costs from a capitalization method to a direct expense method. Previously, the Company capitalized rail grinding costs as an improvement to the rail. The Company believes it is preferable to expense these costs as incurred to eliminate the subjectivity in determining the period of benefit associated with rail grinding over which to depreciate the associated capitalized costs. The Company has reflected this change as a change in accounting principle from an accepted accounting principle to a preferable accounting principle in accordance with Accounting Standards Codification 250 “Accounting for Changes and Error Corrections.” Comparative financial statements for all periods have been adjusted to apply the change in accounting principle retrospectively.

The following line items in the consolidated statement of operations were affected by the change in accounting principle (in millions):

	Three months ended June 30, 2009
	As originally reported	As adjusted	Change
Compensation and benefits	$17.6	$17.5	$(0.1)
Purchased services	29.5	29.9	0.4
Loss before income taxes	(12.7)	(13.1)	(0.4)
Income tax expense	4.3	4.2	(0.1)
Net loss	$(17.0)	$(17.3)	$(0.3)

	Six months ended June 30, 2009
	As originally reported	As adjusted	Change
Compensation and benefits	$34.2	$34.1	$(0.1)
Purchased services	57.7	58.1	0.4
Loss before income taxes	(23.4)	(23.8)	(0.4)
Income tax expense	(7.2)	(7.3)	(0.1)
Net loss	$(16.2)	$(16.5)	$(0.3)

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Amounts in millions of U.S. dollars)

The following line items in the consolidated balance sheet were affected by the change in accounting principle (in millions):

	December 31, 2009
	As reported	As adjusted	Change
Investments	$46.9	$46.8	$(0.1)
Property and equipment (including concession assets), net	2,246.0	2,239.7	(6.3)
Deferred income tax liability	18.2	16.8	(1.4)
Other noncurrent liabilities and deferred credits	95.0	94.5	(0.5)
Retained earnings	587.3	582.8	(4.5)
Total stockholders’ equity	$1,334.8	$1,330.3	$(4.5)

As of January 1, 2008, the cumulative effect of the change in accounting principle on property and equipment (including concession assets), deferred income tax liability, other noncurrent liabilities and deferred credits and retained earnings was ($3.9) million, ($1.0) million, ($0.4) million and ($2.5) million, respectively.

During the third quarter of 2009, the Company identified that changes in accounts payable and accrued liabilities related to capital spending had not been correctly presented in the Company’s prior period consolidated cash flow statements. Changes in these accruals had previously been classified within cash flows from operating activities and should have been classified as capital expenditures within investing activities, in order to report capital expenditures on a cash basis rather than on an accrual basis. The accompanying consolidated cash flow statement for the six months ended June 30, 2010 presents capital expenditures on a cash basis. The accompanying consolidated cash flow statement for the six months ended June 30, 2009 has been revised to present capital expenditures on a cash basis. This revision did not impact the change in cash and cash equivalents as previously reported, however, net cash provided by operating activities, capital expenditures and cash used by investing activities increased by $35.7 million for the six months ended June 30, 2009. This revision did not impact operating income or net income and working capital as previously reported.

The change in accounting principle and the revision related to the classification of capital expenditures on a cash basis rather than on an accrual basis did not have an impact on the change in cash and cash equivalents in the consolidated statement of cash flows; however, the following line items were affected by these adjustments (in millions):

	Six months ended June 30, 2009
	As reported	As adjusted	Change
Net cash provided by operating activities	$14.0	$49.3	$35.3
Net cash used for investing activities	$(86.9)	$(122.2)	$(35.3)

2. Property and equipment (including Concession Assets)

Property and Equipment. Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	June 30, 2010	December 31, 2009
Land	$79.5	$65.0
Concession land rights	137.6	137.6
Road property	1,958.5	1,900.4
Equipment	389.6	373.7
Technology and other	18.1	17.7
Construction in progress	59.0	95.4

Total property	2,642.3	2,589.8
Accumulated depreciation and amortization	386.0	350.1

Net property	$2,256.3	$2,239.7

Concession assets, net of accumulated amortization of $280.6 million and $259.4 million, totaled $1,774.9 million and $1,768.0 million at June 30, 2010 and December 31, 2009, respectively.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Amounts in millions of U.S. dollars)

3. Foreign Currency Balances

At June 30, 2010, KCSM had financial assets and financial liabilities denominated in Mexican pesos of Ps.1,333.6 million and Ps.610.6 million, respectively. At December 31, 2009, KCSM had financial assets and financial liabilities denominated in Mexican pesos of Ps.1,355.2 million and Ps.833.4 million, respectively. At June 30, 2010 and at December 31, 2009, the exchange rate was Ps.12.66 and Ps.13.06 per U.S. dollar, respectively.

4. Fair Value Measurements

The Company’s short term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short term financial instruments approximates the fair value due to their short term nature.

The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities. The fair value of the Company’s debt was $1,006.5 million and $1,170.0 million at June 30, 2010 and December 31, 2009, respectively. The financial statement carrying value was $964.0 million and $1,136.1 million at June 30, 2010 and December 31, 2009, respectively.

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

At June 30, 2010, the fair value of the Company’s fuel swap agreements was $0.4 million liability. Fair value is determined using a level 2 valuation.

5. Derivative Instruments

The Company does not engage in the trading of derivative financial instruments except where the Company’s objective is to manage the variability of forecasted fuel price risk. In general, the Company enters into derivative transactions in limited situations based on management’s assessment of current market conditions and perceived risks.

Fuel Derivative Transactions. In the first quarter of 2010, the Company entered into fuel swap agreements, which have not been designated as hedging instruments. Gains and losses relating to these derivatives are recorded in fuel expense in the consolidated statements of operations. As of June 30, 2010, the Company has outstanding fuel swap agreements for 6.6 million gallons of diesel fuel purchases, from July 1, 2010 through December 31, 2010, at an average swap price of $2.15 per gallon. At June 30, 2010, the fair value of the fuel swaps agreements was a $0.4 million loss, which was included in accounts payable and accrued liabilities on the consolidated balance sheet. For the three and six months ended June 30, 2010, the Company recognized a loss of $1.2 million and $0.4 million in fuel expense related to fuel swaps agreements. The Company did not have any fuel derivative transactions for the three and six months ended June 30, 2009.

6. Acquisition

On March 3, 2010, the Company acquired an intermodal facility in Mexico. The aggregate purchase price for the intermodal facility was $25.1 million, which was funded by existing cash. As a result of the final valuation completed in the second quarter 2010, the Company recorded goodwill of $2.6 million and identifiable intangible assets of $2.0 million. The acquisition is not material to the Company’s consolidated financial statements.

7. Long-Term Debt

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

Notes to Consolidated Financial Statements—(Continued)

(Amounts in millions of U.S. dollars)

the proceeds received from the issuance of $300.0 million of 8.0% senior unsecured notes due February 1, 2018 (the “8.0% Senior Notes”). Additionally, on February 1, 2010, the Company purchased $6.3 million of the 9 3/8% Senior Notes. KCSM recorded debt retirement costs of $14.9 million in the first quarter of 2010.

On January 22, 2010, KCSM issued the 8.0% Senior Notes, which bear interest semiannually at a fixed annual rate of 8.0%. The 8.0% Senior Notes were issued at a discount to par value, resulting in a $4.3 million discount and a yield to maturity of 8 1/4%. KCSM used the net proceeds from the issuance of the 8.0% Senior Notes and cash on hand to purchase $290.0 million in principal amount of the 9 3/8% Senior Notes tendered under an offer to purchase and pay all fees and expenses incurred in connection with the 8.0% Senior Notes offering and the 9 3/8% Senior Notes tender offer. The 8.0% Senior Notes are redeemable at KCSM’s option, in whole or in part, on and after February 1, 2014, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2014 — 104.000%, 2015 — 102.000% and 2016 — 100.000%. In addition, KCSM may redeem up to 35% of the 8.0% Senior Notes any time prior to February 1, 2013 from the proceeds of the sale of capital stock in KCSM or its ultimate parent Kansas City Southern (“KCS”) and the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount in the event of certain changes in the Mexican withholding tax rate.

The 8.0% Senior Notes are denominated in dollars and are unsecured, unsubordinated obligations, rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations, and are senior in right of payment to KCSM’s future subordinated indebtedness. In addition, the 8.0% Senior Notes include certain covenants which are customary for these types of debt instruments and borrowers with similar credit ratings. The 8.0% Senior Notes contain certain covenants that, among other things, prohibit or restrict KCSM from taking certain actions, including the ability to incur debt, pay dividends or make other distributions in respect of our stock, issue guarantees, enter into certain transactions with affiliates, make restricted payments, sell certain assets, create liens, engage in sale-leaseback transactions and engage in mergers, divestitures and consolidations. However, these limitations are subject to a number of important qualifications and exceptions.

On June 4, 2010, KCSM redeemed $100.0 million aggregate principal amount of its 9 3/8% Senior Notes. The redemption price was 102.344% of the principal amount of the 9 3/8% Senior Notes, plus accrued and unpaid interest. KCSM recorded debt retirement costs associated with this transaction of $3.1 million in the second quarter 2010. On June 4, 2010 KCSM also redeemed $70.0 million aggregate principal amount of its 12 1/2% senior notes due 2016 (the “12 1/2% Senior Notes”). The redemption price was 112.5% of the principal amount of the 12 1/2% Senior Notes, plus accrued and unpaid interest. KCSM recorded debt retirement costs associated with this transaction of $13.6 million in the second quarter 2010.

As the Company intends to purchase the remaining 9 3/8% Senior Notes within the next twelve months, the outstanding principal amount of $63.7 million has been classified as a current liability as of June 30, 2010.

8. Comprehensive Income.

Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income, a component of stockholders’ equity within the consolidated balance sheets, rather than net income. Under existing accounting standards, other comprehensive income for KCSM reflects the cumulative translation adjustment on FTVM.

KCSM’s total comprehensive income is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(Unaudited)
Net income (loss)	$15.1	$(17.3)	$26.2	$(16.5)
Other comprehensive income (loss):
Cumulative translation adjustment — FTVM	(0.2)	1.0	0.3	(0.5)

Total comprehensive income (loss)	$14.9	$(16.3)	$26.5	$(17.0)

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Amounts in millions of U.S. dollars)

9. Revolving Credit Agreement

KCSM, as lender and The Kansas City Southern Railway Company (“KCSR”), as borrower, entered into a Revolving Credit Agreement effective as of April 1, 2008 (the “Revolving Agreement”), pursuant to the terms of which KCSM may make one or more loans from time to time during the term of the Revolving Agreement. The Revolving Agreement is secured by certain assets of KCSR and terminates on December 31, 2013. As of June 30, 2010 and December 31, 2009, the amount outstanding was zero and $30.0 million, respectively, under the terms of the Revolving Agreement.

10. Capital Contribution

On June 3, 2010, KCSM shareholders approved a pro-rata increase of $95.0 million in the variable portion of the common stock of the Company (the “Capital Contribution”). KCSM used the proceeds from the Capital Contribution to redeem $70.0 million of the 12 1/2% Senior Notes and a portion of the 9 3/8% Senior Notes, plus accrued and unpaid interest and expenses. The shares representing the Company’s common stock have no par value and, therefore, the capital increase of the common stock in its variable portion, represented by Class II shares, did not result in the issuance of new shares.

11. Sale of Mexrail, Inc.

On June 10, 2010, KCSM sold its 49% ownership interest in Mexrail, Inc. to Kansas City Southern for $41.0 million based upon an independent valuation, which resulted in a gain of $0.7 million. KCSM used the proceeds to redeem a portion of the of 9 3/8% Senior Notes, plus accrued and unpaid interest and expenses. The sale resulted in a $4.1 million tax benefit due to excess tax over book basis in the investment.

12. Commitments and Contingencies

Concession duty. Under KCSM’s railroad concession from the Mexican government (the “Concession”), the Mexican government has the right to receive a payment from the Company equivalent to 0.5% of the gross revenue during the first 15 years of the Concession period and 1.25% during the remaining years of the Concession period. For the three and six months ended June 30, 2010 and 2009, the concession duty expense amounted to $1.1 million and $2.1 million compared to $0.7 million and $1.5 million, respectively, which was recorded within operating expenses.

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

Notes to Consolidated Financial Statements—(Continued)

(Amounts in millions of U.S. dollars)

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

Under the Settlement Agreement, Ferrosur agreed to grant KCSM certain trackage and switching rights within Veracruz, México, and switching rights in the Puebla-Tlaxcala zone. In a related agreement, the parties further agreed to amend the Ferrocarril y Terminal del Valle de México, S.A. de C.V. by-laws to, among other changes, grant certain veto and voting rights to KCSM at the shareholders’ and the board of directors’ levels.

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

Trackage Rights Settlement Agreement with Ferromex. KCSM’s operations are subject to certain trackage rights, switching rights, and interline services with Ferromex. KCSM and Ferromex entered into a Trackage Rights, Switching and Interline Settlement Agreement, dated February 9, 2010 (the “Trackage Rights Agreement”). Pursuant to the Trackage Rights Agreement, the parties terminated, in a definitive and irrevocable manner, all actions and procedures regarding: (a) rates applicable to trackage rights, switching and interlinear services from January 1, 2009 onward, but not regarding the applicable rates before January 1, 2009 or the amounts owed by the parties to one another prior to the execution of the Trackage Rights Agreement; (b) the scope of certain trackage rights in Monterrey, Nuevo León, Guadalajara, Jalisco and Altamira, Tamaulipas, the Long Trackage Rights and Aguascalientes; and (c) court costs, as well as any other directly-related issue or dispute that arises from, is related in any manner directly or indirectly with, the terms and conditions and/or scope of such mandatory trackage and/or switching rights or that arises by reason of the definition of trackage rights (the “Settlement Controversies”). The parties waived their rights to any future actions derived from or related to the Settlement Controversies. Further, KCSM and Ferromex set the rates applicable for January 1, 2009 for each party for the use of the other party’s trackage. The retroactive application of these rates to January 1, 2009 did not have a material impact on the results of operations.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Amounts in millions of U.S. dollars)

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

On July 23, 2008, the SCT delivered notice to KCSM of new proceedings against KCSM, claiming, among other things, that KCSM refused to grant Ferromex access to certain trackage over which Ferromex alleges it has trackage rights on six different occasions and, thus denied Ferromex the ability to provide service to the Auto Manufacturer at this location. On August 13, 2008, KCSM filed a response to the SCT. On July 15, 2010, the SCT resolved to consolidate these six sanctioning proceedings into a single proceeding, determining that the actions that motivated the underlying claims constitute a single occasion. Management believes that even if KCSM were to be found liable, a single sanction would be imposed and could be challenged in the Administrative and Fiscal Federal Court. A single sanction would more likely decrease the severity of any penalties levied against KCSM as a consequence thereof and makes it more likely that any unfavorable resolution will not have a material impact on KCSM’s results of operations.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Amounts in millions of U.S. dollars)

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

Disputes Relating to the Provision of Services to the Auto Manufacturer. KCSM is involved in several disputes related to providing service to the Auto Manufacturer. In March 2008, the Auto Manufacturer filed an arbitration suit against KCSM under a contract for services to the Auto Manufacturer’s plants in Mexico, which, as amended, had a stated termination date of January 31, 2008. Among other claims, the Auto Manufacturer claimed that the contract was implicitly extended and continued in effect beyond its stated termination date. The Auto Manufacturer is seeking a declaration by the arbitrator that the rates being assessed by KCSM are discriminatory, even though the rates being charged are within the legal rate limits set by Mexican law for such freight transportation. The Auto Manufacturer has also filed counterclaims against KCSM related to other terms and conditions under the contract. KCSM claimed that the contract did in fact expire on its stated termination date, and that services rendered thereafter are thus subject to the general terms and conditions (including rates) applicable in the absence of a specific contract, pursuant to Mexican law. Accordingly, KCSM filed a counterclaim against the Auto Manufacturer to, among other things, recover the applicable rate difference between the rates under the contract and KCSM’s rates. The arbitration was divided in two phases. On May 18, 2009, the arbitrator issued an award on the first phase of the arbitration proceeding, ruling that the contract had terminated on May 8, 2008. As of the date of this filing, the second phase of the arbitration proceeding, regarding the claim that the rates assessed by KCSM are discriminatory and the other disputed issues, are in the evidentiary stage and have not been resolved. Management believes the final resolution of these claims will not have any material impact on KCSM’s results of operations.

Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivable concentrations. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or further weakening in economic trends could have a significant impact on the collectability of KCSM’s receivables and operating results. If the financial condition of KCSM’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded reserves for uncollectability based on its best estimate at June 30, 2010.

Income Tax. Tax returns filed in Mexico from 2003 through the current year remain open to examination by the taxing authority in Mexico. The 2003 through 2005 Mexico tax returns are currently under examination. The Company received an audit assessment for the year ended December 31, 2003, from Servicio de Administracion Tributaria (“SAT”), the Mexican equivalent of the Internal Revenue Service. The Company filed its response to this assessment on March 8, 2010. The Company believes that it will resolve this audit in the ongoing negotiations or will prevail if litigated. The Company believes that an adequate provision has been made for any adjustment (tax and interest) that will be due for all open years. However, an unexpected adverse resolution could have a material effect on the results of operations in a particular quarter or fiscal year.

Note 13. Subsequent Event

Rail service in northern Mexico has been disrupted by damage resulting from Hurricane Alex, which made landfall on June 30, 2010. The hurricane and resulting flooding continued into early July and caused significant track damage around the Monterrey and Saltillo areas as well as on the lines to Laredo and Matamoros. There have been multiple track related incidents due to the hurricane. The Company is currently in the repair and restoration process and continues to assess the related financial impact, including service interruption, on the Company’s third quarter results. KCSM maintains insurance intended to cover events such as this. KCSM’s property and casualty insurance program covers loss or damage to its own property and third party property over which it has custody and control, with a self-insured retention amount of $10.0 million for flood related losses. KCSM also maintains liability insurance with a self-insured retention of $1.0 million covering claims from third parties.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Kansas City Southern de México, S.A. de C.V.:

We have reviewed the accompanying consolidated balance sheet of Kansas City Southern de México, S.A. de C.V. and subsidiaries (the Company) as of June 30, 2010, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2010 and 2009, and the related consolidated statement of cash flows for six-month periods ended June 30, 2010 and 2009, and consolidated statement of changes in stockholders’ equity and comprehensive income for the six-month period ended June 30, 2010. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2009, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Kansas City, Missouri

July 27, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. The actual results of operations of Kansas City Southern de México, S.A. de C.V. (the “Company” or “KCSM”) could materially differ from those indicated in forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Item 1A – Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which is on file with the U.S. Securities and Exchange Commission (File No. 333-08322) and which “Risk Factors” section is hereby incorporated by reference herein. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. Forward-looking statements contained in this Form 10-Q will not be updated.

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

In the first quarter of 2010, the Company elected to change its accounting policy for rail grinding costs from a capitalization method to a direct expense method. Refer to Note 1, Accounting Policies, Interim Financial Statements and Basis of Presentation, for further details of this change in accounting policy. Comparative financial information for all prior periods have been adjusted to reflect the retroactive application of this change in accounting principle.

Rail service in northern Mexico has been disrupted by damage resulting from Hurricane Alex, which made landfall on June 30, 2010. The hurricane and resulting flooding continued into early July and caused significant track damage around the Monterrey and Saltillo areas as well as on the lines to Laredo and Matamoros. There have been multiple track related incidents due to the hurricane. The Company is currently in the repair and restoration process and continues to assess the related financial impact, including service interruption, on the Company’s third quarter results. KCSM maintains insurance intended to cover events such as this. KCSM’s property and casualty insurance program covers loss or damage to its own property and third party property over which it has custody and control, with a self-insured retention amount of $10.0 million for flood related losses. KCSM also maintains liability insurance with a self-insured retention of $1.0 million covering claims from third parties.

Results of Operations

The following summarizes the consolidated statement of operations (in millions).

	Three Months Ended June 30,		Change
	2010	2009	Dollars
Revenues	$206.8	$142.9	$63.9
Operating expenses	148.5	131.0	17.5

Operating income	58.3	11.9	46.4
Equity in net earnings (losses) of unconsolidated affiliates	2.9	(0.9)	3.8
Interest expense	(25.7)	(31.0)	5.3
Debt retirement costs	(16.7)	—	(16.7)
Foreign exchange gain (loss)	(1.5)	6.0	(7.5)
Other income, net	1.0	0.9	0.1

Income (loss) before income taxes	18.3	(13.1)	31.4
Income tax expense	3.2	4.2	(1.0)

Net income (loss)	$15.1	$(17.3)	$32.4

	Six Months Ended June 30,		Change
	2010	2009	Dollars
Revenues	$397.6	$280.2	$117.4
Operating expenses	283.0	252.0	31.0

Operating income	114.6	28.2	86.4
Equity in net earnings (losses) of unconsolidated affiliates	4.4	(0.4)	4.8
Interest expense	(53.2)	(53.1)	(0.1)
Debt retirement costs	(31.6)	(0.6)	(31.0)
Foreign exchange gain	1.3	0.9	0.4
Other income, net	1.5	1.2	0.3

Income (loss) before income taxes	37.0	(23.8)	60.8
Income tax (benefit) expense	10.8	(7.3)	18.1

Net income (loss)	$26.2	$(16.5)	$42.7

Revenues

The following table summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
Chemical and petroleum	$43.7	$34.0	29%	25.5	21.7	18%	$1,713.7	$1,566.8	9%
Industrial and consumer products	47.5	40.7	17%	36.8	34.4	7%	1,290.8	1,183.1	9%
Agriculture and minerals	55.5	38.9	43%	33.1	28.3	17%	1,676.7	1,374.6	22%

Total general commodities	146.7	113.6	29%	95.4	84.4	13%	1,537.7	1,346.0	14%
Coal	3.8	3.5	9%	4.7	4.4	7%	808.5	795.5	2%
Intermodal	29.5	16.0	84%	81.3	45.8	78%	362.9	349.3	4%
Automotive	23.3	5.9	295%	16.4	7.4	122%	1,420.7	797.3	78%

Carload revenues, carloads and units	203.3	139.0	46%	197.8	142.0	39%	$1,027.8	$978.9	5%

Other revenue	3.5	3.9	(10)%

Total revenues (i)	$206.8	$142.9	45%

(i) Included in revenues:
Fuel surcharge	$21.0	$10.3

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
Chemical and petroleum	$85.9	$64.6	33%	50.7	42.0	21%	$1,694.3	$1,538.1	10%
Industrial and consumer products	94.0	75.3	25%	73.5	67.9	8%	1,278.9	1,109.0	15%
Agriculture and minerals	104.1	75.9	37%	63.8	56.9	12%	1,631.7	1,333.9	22%

Total general commodities	284.0	215.8	32%	188.0	166.8	13%	1,510.6	1,293.8	17%
Coal	6.8	7.2	(6)%	9.0	9.0	0%	755.6	800.0	(6)%
Intermodal	54.3	32.0	70%	151.0	93.7	61%	359.6	341.5	5%
Automotive	43.9	17.5	151%	32.7	17.3	89%	1,342.5	1,011.6	33%

Carload revenues, carloads and units	389.0	272.5	43%	380.7	286.8	33%	$1,021.8	$950.1	8%

Other revenue	8.6	7.7	12%

Total revenues (i)	$397.6	$280.2	42%

(i) Included in revenues:
Fuel surcharge	$39.0	$20.4

Freight revenues include both revenue for transportation services and fuel surcharges. For the three and six months ended June 30, 2010, revenues increased $63.9 million and $117.4 million compared to the same periods in 2009, primarily due to the overall increase in carload/unit volumes resulting from the relative improvement in the economy and positive pricing impacts. The effect of fluctuations in the value of the U.S. dollar against the value of the Mexican peso for revenues denominated in Mexican pesos was not significant for either period. Revenue per carload/unit increased by 5% and 8% for the three and six months ended June 30, 2010, compared to the same periods in 2009, reflecting favorable commodity mix in addition to the factors discussed above.

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

The following discussion provides an analysis of revenues by commodity group:

Revenues by Commodity Group for the three months ended June 30, 2010

Chemical and petroleum. Revenues increased $9.7 million and $21.3 million for the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to increases in volume. Petroleum and plastics product shipments increased primarily due to inventory replenishment. Additionally, petroleum revenues increased due to a Mexican government initiated oil export program, which resulted in record high levels of oil production and storage.

Industrial and consumer products. Revenues increased $6.8 million and $18.7 million for the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to increases in volume, pricing and fuel surcharge. A strengthening economy accounted for growth in most commodities. Metals and scrap revenue increased primarily due to positive pricing impact, and pulp paper revenue increased due to an increase in packaging production in Mexico. This growth was partially offset by a decrease in beer volumes due to a change in a customer’s distribution network.

Agriculture and minerals. Revenues increased $16.6 million and $28.2 million for the three and six months ended June 30, 2010, compared to the same periods in 2009, due to increases in pricing and volume. Grain revenue and volume increased as a portion of the traffic lost to vessel in 2009 was converted back to rail. Food products showed continued strength primarily due to increased distiller dried grain shipments from the U.S.

Coal. Revenue increased $0.3 million for the three months ended June 30, 2010, compared to the same period in 2009. The increase was driven by volume, fuel surcharge and fluctuations in the value of the U.S. dollar against the value of the Mexican peso. For the six months ended June 30, 2010, compared to the same period in 2009, revenues decreased $0.4 million, primarily due to shorter average length of haul.

Intermodal. Revenues increased $13.5 million and $22.3 million for the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to an increase in volume. Growth was driven by increased automotive parts traffic, conversion of cross border truck traffic to rail, trans-Pacific container volume, the emergence of cross border international cargo and improvement in the economy.

Automotive. Revenues increased $17.4 million and $26.4 million for the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to increases in volume and price during the second quarter of 2010. The volume increase was driven by strong year over year growth in North American automobile sales, a shift in production from the U.S. to Mexico and new cross border vehicle routings.

Operating expenses

Operating expenses, as shown below (in millions), increased $17.5 million and $31.0 million for the three and six months ended June 30, 2010, when compared to the same periods in 2009, primarily due to increased carload/unit volumes and the effect of fluctuations in the value of the U.S. dollar against the value of the Mexican peso for operating expenses denominated in Mexican pesos.

	Three Months Ended June 30,		Change
	2010	2009	Dollars	Percent
Compensation and benefits	$25.2	$17.5	$7.7	44%
Purchased services	31.7	29.9	1.8	6%
Fuel	32.4	20.2	12.2	60%
Equipment costs	19.9	21.5	(1.6)	(7)%
Depreciation and amortization	24.4	27.9	(3.5)	(13)%
Casualties and insurance	2.6	2.2	0.4	18%
Materials and other	12.3	11.8	0.5	4%

Total operating expenses	$148.5	$131.0	$17.5	13%

	Six Months Ended June 30,		Change
	2010	2009	Dollars	Percent
Compensation and benefits	$47.7	$34.1	$13.6	40%
Purchased services	63.7	58.1	5.6	10%
Fuel	58.8	38.4	20.4	53%
Equipment costs	38.4	42.1	(3.7)	(9)%
Depreciation and amortization	48.3	55.8	(7.5)	(13)%
Casualties and insurance	4.0	4.2	(0.2)	(5)%
Materials and other	22.1	19.3	2.8	15%

Total operating expenses	$283.0	$252.0	$31.0	12%

Compensation and benefits. Compensation and benefits increased $7.7 million and $13.6 million for the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to increased traffic volumes resulting in increased employee hours, an increase in statutory profit sharing expenses, annual incentive compensation expense and annual wage and salary rate increases. In addition, compensation and benefits increased due to fluctuations in the value of the U.S. dollar against the value of the Mexican peso.

Purchased services. Purchased services expense increased $1.8 million and $5.6 million for the three and six months ended June 30, 2010, compared to the same periods in 2009, due to increases in corporate services provided by a related company, volume-sensitive costs including joint facilities, security, and track and terminal services. These increases were partially offset by lower locomotive maintenance as a result of a newer locomotive fleet and having fewer locomotives covered by maintenance agreements.

Fuel. Fuel expense increased $12.2 million and $20.4 million for the three and six months ended June 30, 2010, compared to the same periods in 2009. The increase was driven by higher consumption due to the increase in traffic volume, higher fuel prices and fluctuations in the value of the U.S. dollar against the value of the Mexican peso.

Equipment costs. Equipment costs decreased $1.6 million and $3.7 million for the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to a decrease in freight car lease expense, which was partially offset by an increase in locomotive leases and the use of other railroads’ freight cars.

Depreciation and amortization. Depreciation and amortization expenses decreased $3.5 million and $7.5 million for the three and six months ended June 30, 2010, compared to the same periods in 2009, primarily due to extending in the estimated useful lives of certain concession assets, which was effective as of October 1, 2009. In addition, depreciation expense decreased due to the impact of lower rates based on the depreciation study completed in third quarter 2009. The decreases were partially offset by an increase in depreciation expense due to a larger asset base. Depreciation and amortization expense on the asset base as of year-end 2009 will be lower on a quarterly basis by approximately $2.6 million due to extending the estimated useful lives of certain concession assets and approximately $0.5 million as a result of lower rates based on the depreciation study.

Casualties and insurance. Casualties and insurance expenses increased $0.4 million for the three months ended June 30, 2010, compared with the same period in 2009, primarily due to hurricane-related costs, partially offset by lower derailment activity. For the six months ended June 30, 2010, compared with the same period in 2009, casualties and insurance decreased $0.2 million primarily due to a lower derailment activity and environmental expense, partially offset by hurricane-related costs.

Materials and other. Materials and other expenses increased $0.5 million for the three months ended June 30, 2010, compared to the same period in 2009, primarily due to increases in a legal reserve and roadway materials, partially offset by a settlement of a legal dispute recorded in the second quarter of 2009. Materials and other expense increased $2.8 million for the six months ended June 30, 2010, compared to the same period in 2009, primarily due to an increase in roadway materials, other employee expenses and the concession duty.

Non-Operating Income and Expenses

Equity in net earnings of unconsolidated affiliates. Equity in earnings from unconsolidated affiliates was $2.9 million and $4.4 million for the three and six months ended June 30, 2010, compared to a loss of $0.9 million and $0.4 million for the same periods in 2009. Significant components of this change are as follows:

•

KCSM’s equity in earnings of FTVM was $0.8 million and $1.0 million for the three and six months ended June 30, 2010, compared to $0.6 million and $0.2 million for the same periods in 2009. The increase is primarily due to a slight recovery in volumes.

•

KCSM’s equity in earnings of Mexrail, Inc. (“Mexrail”) was $2.1 million and $3.4 million for the three and six months ended June 30, 2010, compared to a loss of $1.5 million and $0.6 million for the same periods in 2009. This increase was primarily due to an increase in carload/unit volumes. On June 10, 2010, KCSM sold its 49% ownership interest in Mexrail to Kansas City Southern.

Interest expense. Interest expense decreased $5.3 million for the three months ended June 30, 2010, compared to the same period in 2009, primarily due to lower average debt balances and interest rates, and interest expense related to an unfavorable litigation outcome recorded in the second quarter of 2009.

Debt retirement cost. Debt retirement costs for the three and six months ended June 30, 2010 and 2009 increased $16.7 million and $31.0 million, respectively. On June 4, 2010, KCSM redeemed $100.0 million and $70.0 million aggregate principal amount of its 9 3/8% senior notes (the “9 3/8% Senior Notes”) due 2012 and 12 1/2% senior notes due 2016 (the “12 1/2% Senior Notes”), respectively. KCSM recorded a total debt retirement cost of $16.7 million in the second quarter 2010 related to the call premium, discount amortization and unamortized debt issuance costs. In the first quarter of 2010, KCSM purchased $296.3 million of its 9 3/8% Senior Notes. The Company recorded debt retirement costs of $14.9 million related to the call premium and unamortized debt issuance costs. In March 2009, KCSM repaid all amounts outstanding under its credit agreement and upon termination, wrote-off the unamortized debt issuance costs related to this debt.

Foreign exchange. For the three and six months ended June 30, 2010 and 2009, the foreign exchange loss was $1.5 million and a gain of $1.3 million compared to a foreign exchange gain of $6.0 million and $0.9 million, for the same periods in 2009. The change was primarily due to fluctuations in the value of the U.S. dollar against the value of the Mexican peso.

Other income, net. Other income increased $0.1 million and $0.3 million for the three and six months ended June 30, 2010, compared to the same periods in 2009. The increase in other income was primarily attributable to a gain on the sale of Mexrail, partially offset by lower miscellaneous interest income.

Income tax (benefit) expense. For the three and six months ended June 30, 2010, income tax expense was $3.2 million and $10.8 million as compared to a $4.2 million tax expense and $7.3 million tax benefit for the same periods in 2009. The effective income tax rate was 17.5% and 29.2% for the three and six months ended June 30, 2010, as compared to (32.1%) and 30.7% for the same periods in 2009. The changes in income tax expense and the effective tax rate were primarily due to higher pre-tax income, foreign exchange rate fluctuations and an increase in the statutory income tax rate from 28% to 30% partially offset by the $4.1 million tax benefit for the excess tax over book basis recognized from the Mexrail sale.

Liquidity and Capital Resources

Overview

During the first half of 2010, the Company continued to improve its financial strength and flexibility by reducing leverage, lowering interest payments, adjusting debt maturities, and improving liquidity. The Company received $95.0 million from a capital stock contribution and $41.0 million from the sale of KCSM’s 49% ownership interest in Mexrail, and used these proceeds and cash on hand to repay $170.0 million in debt. Earlier in 2010, the Company completed a debt refinancing which, improved the timing of debt maturities and will reduce interest expense. These actions have improved KCSM’s debt capitalization ratio (total debt as a percentage of total debt plus total equity) to 39.9% at June 30, 2010 compared to 46.1% at December 31, 2009. On June 30, 2010, total available liquidity was approximately $69.3 million.

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

KCSM’s primary sources of liquidity are cash flows generated from operations and access to debt capital markets. Although KCSM has had adequate access to the debt capital markets, as a non-investment grade company, the financial terms under which funding is obtained often contain restrictive covenants. The covenants constrain financial flexibility by restricting or prohibiting certain actions, including the ability to incur additional debt for any purpose other than refinancing existing debt, create or suffer to exist additional liens, make prepayments of particular debt, pay dividends on common stock, make investments, engage in transactions with stockholders and affiliates, sell certain assets, and engage in mergers and consolidations or in sale leaseback transactions. These restrictions, however, are subject to a number of qualifications and exceptions that provide the Company with varying levels of additional borrowing capacity. The Company was in compliance with all of its debt covenants as of June 30, 2010.

KCSM’s operating results and financing alternatives can be unexpectedly impacted by various factors, some of which are outside of its control. For example, if KCSM was to experience a reduction in revenues or a substantial increase in operating costs or other liabilities, its earnings could be significantly reduced, increasing the risk of non-compliance with debt covenants. Additionally, KCSM is subject to economic factors surrounding debt and capital markets and its ability to obtain financing under reasonable terms is subject to market conditions. Volatility in capital markets and the tightening of market liquidity could impact KCSM’s access to capital. Further, KCSM’s cost of debt can be impacted by independent rating agencies, which assign debt ratings based on certain factors including credit measurements such as interest coverage and leverage ratios, liquidity and competitive position.

On June 21, 2010 Standard & Poor’s Rating Services (“S&P”) raised the long-term corporate rating of KCSM to BB- from B and removed the company from CreditWatch with positive implications where it was placed on April 28, 2010. In conjunction with this ratings upgrade, S&P raised the ratings on KCSM’s senior unsecured debt to BB- from B+ and changed the outlook to stable. On June 18, 2010 Moody’s Investors Service (“Moody’s”) affirmed the corporate family and other ratings for KCSM and raised its outlook to positive from stable.

Cash Flow Information

Summary cash flow data follows (in millions):

	Six Months Ended June 30,
	2010	2009
Cash flows provided by (used for):
Operating activities	$84.2	$49.3
Investing activities	3.8	(122.2)
Financing activities	(111.3)	85.0

Net increase (decrease) in cash and cash equivalents	$(23.3)	$12.1
Cash and cash equivalents beginning of year	92.6	38.9

Cash and cash equivalents end of period	$69.3	$51.0

Cash flows from operating activities increased to $84.2 million as compared to $49.3 million for the six months period ended June 30, 2010 and 2009. The increase is primarily the result of increased net income from higher carload/unit volumes due to the relative improvement in the economy. Net investing cash outflows decreased $126.0 million due to lower capital expenditures, net proceeds received from repayment of a loan to a related company and proceeds from the sale of KCSM’s 49% ownership interest in Mexrail. These decreases were partially offset by the acquisition of an intermodal facility in Mexico in the first quarter of 2010. Additional information regarding capital expenditures is provided below.

Financing cash inflows decreased $196.3 million. During the six months ended June 30, 2010, the Company purchased $396.3 million of the 9 3/8% Senior Notes and $70.0 million of the 12 1/2% Senior Notes and paid debt costs of $21.3 million and $8.8 million, respectively, which was partially offset by the proceeds from the issuance of the 8.0% Senior Notes of $295.7 million and a capital contribution from KCSM shareholders of $95.0 million. During the six months ended June 30, 2009, the Company received proceeds of $189.0 million from the issuance of the 12 1/2% Senior Notes, partially offset by the capital reduction paid to the Company’s shareholders and repayment of borrowings under its credit agreement, which has been terminated.

Capital Expenditures

Capital expenditures are generally funded with cash flows from operations. KCSM has historically used external sources such as loans or lease financing for capacity and equipment acquisition.

The following summarizes the capital expenditures by type (in millions):

	Six Months Ended June 30,
	2010	2009
Roadway capital program	$33.0	$36.2
Equipment	3.1	2.2
Locomotive acquisitions	—	1.0
Capacity	—	0.2
Information technology	3.3	2.0
Other	2.7	2.7

Total capital expenditures – accruals basis	42.1	44.3
Change in capital accruals	3.3	35.7

Total cash capital expenditures	$45.4	$80.0

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Omitted pursuant to General Instruction H(2)(c) of Form 10-Q.

Item 4.	Controls and Procedures

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

(b) Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 4T.	Controls and Procedures

Not applicable.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

For information related to the Company’s settlement and other legal proceedings, see Note 12 “Commitments and Contingencies,” under Part I, Item 1, of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

There were no material changes during the quarter in the Risk Factors disclosed in Item 1A, “Risk Factors,” in KCSM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Item 3.	Defaults Upon Senior Securities

Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit No.	Description of Exhibits Filed with this Report

Exhibit 31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.

Exhibit 31.2	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.

Exhibit 32.1	Principal Executive Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.

Exhibit 32.2	Principal Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on July 27, 2010.

Kansas City Southern de México, S.A. de C.V.

/S/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Chief Financial Officer
(Principal Financial Officer)

/S/ MARY K. STADLER
Mary K. Stadler
Chief Accounting Officer
(Principal Accounting Officer)