Form 10-Q
period 2010-09-30
Kansas City Southern de Mexico, S.A. de C.V.
filed 2010-10-26
CIK 1055294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-08322

KANSAS CITY SOUTHERN DE MÉXICO, S.A. DE C.V.

(Exact name of Company as specified in its charter)

Kansas City Southern of Mexico

(Translation of Registrant’s name into English)

Mexico	98-0519243
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2010: 4,785,510,235

Kansas City Southern de México, S.A. de C.V. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Form 10-Q

September 30, 2010

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Form 10-Q

September 30, 2010

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Introductory Comments

The Consolidated Financial Statements included herein have been prepared by Kansas City Southern de México, S.A. de C.V. (“KCSM” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). For the purposes of this report, unless the context otherwise requires, all references herein to “KCSM” and the “Company” shall mean Kansas City Southern de México, S.A. de C.V. and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results expected for the full year ending December 31, 2010.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In millions) (Unaudited)
Revenues	$184.8	$158.3	$582.4	$438.5

Operating expenses:
Compensation and benefits	18.3	19.8	66.0	53.9
Purchased services	32.0	22.3	95.7	80.4
Fuel	26.9	22.6	85.7	61.0
Equipment costs	18.7	22.4	57.1	64.5
Depreciation and amortization	24.4	25.5	72.7	81.3
Casualties and insurance	2.0	1.4	6.0	5.6
Materials and other	10.7	8.6	32.8	27.9

Total operating expenses	133.0	122.6	416.0	374.6

Operating income	51.8	35.7	166.4	63.9
Equity in net earnings of unconsolidated affiliates	1.1	1.6	5.5	1.2
Interest expense	(22.4)	(28.1)	(75.6)	(81.2)
Debt retirement costs	(1.9)	—	(33.5)	(0.6)
Foreign exchange gain (loss)	2.1	(1.5)	3.4	(0.6)
Other income, net	0.4	0.8	1.9	2.0

Income (loss) before income taxes	31.1	8.5	68.1	(15.3)
Income tax (benefit) expense	12.1	2.6	22.9	(4.7)

Net income (loss)	$19.0	$5.9	$45.2	$(10.6)

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(In millions, except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11.6	$92.6
Accounts receivable, net	93.6	61.6
Related company receivable	16.6	16.8
Materials and supplies	34.6	37.4
Deferred income tax asset	153.4	117.3
Other current assets	82.0	48.9

Total current assets	391.8	374.6
Investments	10.9	46.8
Property and equipment (including concession assets), net	2,259.2	2,239.7
Related company receivable	—	31.1
Other assets	32.5	25.3

Total assets	$2,694.4	$2,717.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Debt due within one year	$16.0	$11.0
Accounts payable and accrued liabilities	145.1	112.7
Related company payable	4.9	27.1

Total current liabilities	166.0	150.8
Long-term debt	863.9	1,103.5
Related company debt	21.6	21.6
Deferred income tax liability	78.4	16.8
Other noncurrent liabilities and deferred credits	93.6	94.5

Total liabilities	1,223.5	1,387.2

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 4,785,510,235 shares authorized, issued without par value	602.3	507.3
Additional paid-in capital	243.6	243.6
Retained earnings	628.0	582.8
Accumulated other comprehensive loss	(3.0)	(3.4)

Total stockholders’ equity	1,470.9	1,330.3

Total liabilities and stockholders’ equity	$2,694.4	$2,717.5

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2010	2009
	(In millions)
	(Unaudited)
Operating activities:
Net income (loss)	$45.2	$(10.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	72.7	81.3
Deferred income taxes (benefit)	22.9	(4.7)
Equity in undistributed earnings of unconsolidated affiliates	(5.5)	(1.2)
Deferred compensation	5.9	(1.8)
Distributions from unconsolidated affiliates	1.5	—
Debt retirement cost	33.5	0.6
Gain on sale of Mexrail, Inc.	(0.7)	—
Changes in working capital items:
Accounts receivable	(31.6)	(6.4)
Related companies	(22.3)	5.1
Materials and supplies	2.8	(11.1)
Other current assets	(3.2)	7.7
Accounts payable and accrued liabilities	24.9	12.8
Other, net	(19.0)	12.6

Net cash provided by operating activities	127.1	84.3

Investing activities:
Capital expenditures	(79.4)	(107.8)
Proceeds from disposal of property	2.2	6.0
Proceeds and repayments from loan to related company	31.4	—
Acquisition of an intermodal facility, net of cash acquired	(25.0)	—
Proceeds from sale of Mexrail, Inc.	41.0	—
Other, net	0.1	(1.3)

Net cash used for investing activities	(29.7)	(103.1)

Financing activities:
Proceeds from issuance of long-term debt	300.7	189.0
Proceeds from issuance of related company debt	—	21.6
Repayment of long-term debt	(539.7)	(39.0)
Debt costs	(34.4)	(4.2)
Pro-rata contribution (distribution) on common stock	95.0	(101.0)

Net cash provided by (used for) financing activities	(178.4)	66.4

Cash and cash equivalents:
Net increase (decrease) during each period	(81.0)	47.6
At beginning of the year	92.6	38.9

At end of the period	$11.6	$86.5

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in millions of U.S. dollars)

1. Accounting Policies, Interim Financial Statements and Basis of Presentation

In the opinion of the management of KCSM, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three and nine months ended September 30, 2010, are not necessarily indicative of the results expected for the full year ending December 31, 2010. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

The following line items in the consolidated statements of operations were affected by the change in accounting principle (in millions):

	Three Months Ended September 30, 2009
	As reported	As adjusted	Change
Purchased services	$21.6	$22.3	$0.7
Equity in net earnings of unconsolidated affiliates	1.5	1.6	0.1
Income before income taxes	9.1	8.5	(0.6)
Income tax expense	2.8	2.6	(0.2)
Net income	$6.3	$5.9	$(0.4)

	Nine Months Ended September 30, 2009
	As reported	As adjusted	Change
Compensation and benefits	$54.0	$53.9	$(0.1)
Purchased services	79.3	80.4	1.1
Loss before income taxes	(14.3)	(15.3)	(1.0)
Income tax benefit	(4.4)	(4.7)	(0.3)
Net loss	$(9.9)	$(10.6)	$(0.7)

The following line items in the consolidated balance sheet were affected by the change in accounting principle (in millions):
	December 31, 2009
	As reported	As adjusted	Change
Investments	$46.9	$46.8	$(0.1)
Property and equipment (including concession assets), net	2,246.0	2,239.7	(6.3)
Deferred income taxes	18.2	16.8	(1.4)
Other noncurrent liabilities and deferred credits	95.0	94.5	(0.5)
Retained earnings	587.3	582.8	(4.5)
Total stockholders' equity	$1,334.8	$1,330.3	$(4.5)

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Amounts in millions of U.S. dollars)

As of January 1, 2008, the cumulative effect of the change in accounting principle on investments, property and equipment (including concession assets), deferred income tax liability, other noncurrent liabilities and deferred credits and retained earnings was ($0.1) million, ($3.9) million, ($1.0) million, ($0.4) million and ($2.6) million, respectively.

The following line items in the consolidated statement of cash flow were affected by the change in accounting principle (in millions):

	Nine Months Ended September 30, 2009
	As reported	As adjusted	Change
Net cash provided by operating activities	$85.4	$84.3	$(1.1)
Net cash used for investing activities	$(104.2)	$(103.1)	$1.1

2. Hurricane Alex

Hurricane Alex made landfall on June 30, 2010, causing widespread damage and flooding in central and northeastern Mexico. The hurricane resulted in extensive damage to the Company’s track and bridge infrastructures, and also caused multiple track-related incidents and significantly disrupted the Company’s rail service.

Kansas City Southern (“KCS”), KCSM’s controlling stockholder, and KCSM maintain a comprehensive insurance program intended to cover such events. The property and casualty insurance program covers loss or damage to Company property and third party property over which the Company has custody and control and covers losses associated with business interruption. This program has combined coverage for both property damage and business interruption and has a self-insured retention amount of $10.0 million for flood related losses. In addition, KCS and KSCM also maintain a general liability insurance program with a self-insured retention of $1.0 million in Mexico covering claims from third parties. The policy limits are in excess of the hurricane losses incurred.

Hurricane Alex affected revenues as customers were required to use alternate carriers or modes of transportation until rail service was restored. Based on data contained in the initial insurance claim filing, which will be updated and adjusted, the Company currently estimates that resulting lost revenues in the third quarter of 2010 were $25.0 million, less related avoided costs. Additionally, the Company incurred losses of $31.0 million related to property damage and incremental expenses. Through its insurance programs, the Company expects to recover its losses, net of related self-insured retentions of $11.0 million. Accordingly, the Company recognized a receivable for probable insurance recoveries which offsets the impact of incurred losses related to property damage and incremental expenses. The recognition of remaining probable insurance recoveries represents a contingent gain, which will be recognized when all contingencies have been resolved, which generally occurs at the time of final settlement or when nonrefundable cash payments are received.

The initial claim filing includes estimates of costs the Company expects to incur in the fourth quarter of 2010 related to ongoing property repair which are expected to be fully offset by probable insurance recoveries. As of the date of this filing, no payments have been received from the insurance programs.

3. Post-Employment Benefits

Mexican law requires that KCSM provide certain post-employment benefits to its union and non-union employees. These plans provide statutorily calculated benefits which are payable upon retirement, death, disability, voluntary or involuntary termination of employees based on length of service.

During September 2010, KCSM completed negotiations with the labor union. Among other matters resolved in these negotiations, KCSM is not required to provide an incremental benefit to its union employees upon retirement. Previous to the agreement reached with the labor union, KCSM had recorded a liability for an incremental retirement benefit which was based on various factors including retirement eligibility based on a combination of age and years of credited service and the employee’s salary at the time of retirement. KCSM has no legal obligation to fund any benefit previously calculated under these factors.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Amounts in millions of U.S. dollars)

The completion of the negotiations resulted in a new measurement date for KCSM’s post-employment benefit obligations as of September 30, 2010. These post-employment benefit obligations are funded as obligations become due. The following table reconciles the change in the benefit obligations as of and for the nine months ended September 30, 2010 (in millions):

For the Nine Months Ended September 30, 2010
Benefit obligation at beginning of period	$15.9
Service cost	1.0
Interest cost	1.1
Actuarial gain	(6.2)
Foreign currency gain	(0.7)
Benefits paid	(0.8)

Benefit obligation at end of period	$10.3

The assumptions used to determine benefit obligations and costs are selected based on current and expected market conditions. Discount rates are selected based on low risk government bonds with cash flows approximating the timing of expected benefit payments. The Mexico bond market is utilized for the KCSM post-employment obligation.

Weighted average assumptions used to determine benefit cost were as follows:

	September 30, 2010	December 31, 2009
Discount Rate	7.5%	8.5%
Rate of compensation increase	4.5%	4.5%

4. Property and Equipment (including Concession Assets)

Property and Equipment. Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	September 30, 2010	December 31, 2009
Land	$79.5	$65.0
Concession land rights	141.2	137.6
Road property	1,953.2	1,900.4
Equipment	405.2	373.7
Technology and other	19.7	17.7
Construction in progress	65.8	95.4

Total property	2,664.6	2,589.8
Accumulated depreciation	405.4	350.1

Net property and equipment (including concession assets)	$2,259.2	$2,239.7

Concession assets, net of accumulated amortization of $290.5 million and $259.4 million, totaled $1,775.9 million and $1,768.0 million at September 30, 2010 and December 31, 2009, respectively.

5. Foreign Currency Balances

At September 30, 2010, KCSM had financial assets and financial liabilities denominated in Mexican pesos of Ps.1,435.6 million and Ps.328.3 million, respectively. At December 31, 2009, KCSM had financial assets and financial liabilities denominated in Mexican pesos of Ps.1,355.2 million and Ps.459.2 million, respectively. At September 30, 2010 and at December 31, 2009, the exchange rate was Ps.12.50 and Ps.13.06 per U.S. dollar, respectively.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Amounts in millions of U.S. dollars)

6. Fair Value Measurements

The Company’s short term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short term financial instruments approximates their fair value.

The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities. The fair value of the Company’s debt was $969.0 million and $1,170.0 million at September 30, 2010 and December 31, 2009, respectively. The carrying value was $901.5 million and $1,136.1 million at September 30, 2010 and December 31, 2009, respectively.

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

At September 30, 2010, the fair value of the Company’s fuel swap agreements was a $0.3 million derivative asset. Fair value is determined using a level 2 valuation.

7. Derivative Instruments

The Company does not engage in the trading of derivative financial instruments except where the Company’s objective is to manage the variability of forecasted fuel price risk. In general, the Company enters into derivative transactions in limited situations based on management’s assessment of current market conditions and perceived risks.

Fuel Derivative Transactions. In the first quarter of 2010, the Company entered into fuel swap agreements, which have not been designated as hedging instruments. Gains and losses relating to these derivatives are recorded in fuel expense in the consolidated statements of operations. As of September 30, 2010, the Company has outstanding fuel swap agreements for 3.3 million gallons of diesel fuel purchases, from October 1, 2010 through December 31, 2010, at an average swap price of $2.17 per gallon. At September 30, 2010, the fair value of the fuel swaps agreements was a $0.3 million derivative asset, which was included in other current assets on the consolidated balance sheet. For the three and nine months ended September 30, 2010, the Company recognized a gain of $0.6 million and $0.2 million, respectively, in fuel expense related to fuel swaps agreements. The Company did not have any fuel derivative transactions for the three and nine months ended September 30, 2009.

8. Related Company Receivable

KCSM, as lender, and The Kansas City Southern Railway Company (“KCSR”), as borrower, entered into a Revolving Credit Agreement effective as of April 1, 2008 (the “Revolving Agreement”), pursuant to the terms of which KCSM may make one or more loans from time to time during the term of the Revolving Agreement. The Revolving Agreement is secured by certain assets of KCSR and terminates on December 31, 2013. As of September 30, 2010 and December 31, 2009, the amount outstanding was zero and $30.0 million, respectively, under the terms of the Revolving Agreement.

9. Capital Contribution

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

10. Acquisition

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

11. Long-Term Debt

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

On January 22, 2010, KCSM issued $300.0 million principal amount of 8.0% Senior Notes, which bear interest semiannually at a fixed annual rate of 8.0%. The 8.0% Senior Notes were issued at a discount to par value, resulting in a $4.3 million discount and a yield to maturity of 8 1/4%. KCSM used the net proceeds from the issuance of the 8.0% Senior Notes and cash on hand to purchase $290.0 million in principal amount of the 9 3/8% Senior Notes tendered under an offer to purchase and pay all fees and expenses incurred in connection with the 8.0% Senior Notes offering and the 9 3/8% Senior Notes tender offer. The 8.0% Senior Notes are redeemable at KCSM’s option, in whole or in part, on and after February 1, 2014, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2014 —104.000%, 2015 —102.000% and 2016 —100.000%. In addition, KCSM may redeem up to 35% of the 8.0% Senior Notes any time prior to February 1, 2013 from the proceeds of the sale of capital stock in KCSM or its ultimate parent Kansas City Southern (“KCS”) and the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount in the event of certain changes in the Mexican withholding tax rate.

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

On August 30, 2010, KCSM entered into a secured credit agreement (the “2010 Credit Agreement”) with various lenders and other institutions as named in the 2010 Credit Agreement which provides KCSM with a three-year $100.0 million revolving credit facility consisting of (i) a revolving facility in an amount up to $100.0 million (the “Revolving Facility”) and, (ii) a letter of credit and a swing line facility (the “Swing Line Facility”) in an amount up to $10.0 million each, which constitutes usage under the Revolving Facility. At KCSM’s option, the outstanding principal balance of loans under the Revolving Facility will bear interest at either (i) the greater of (a) The Bank of Nova Scotia’s base rate, (b) federal funds rate plus 50 basis points or (c) one-month London Interbank Offered Rate (“LIBOR”) plus 100 basis points (the “Base Rate”) plus a spread depending on KCSM’s leverage ratio or (ii) LIBOR plus a spread depending on KCSM’s leverage ratio. The outstanding principal balance of loans under the Swing Line Facility will bear interest at the Base Rate plus a spread depending on KCSM’s leverage ratio.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Amounts in millions of U.S. dollars)

The 2010 Credit Agreement is secured by the accounts receivable and certain locomotives of KCSM and certain KCSM subsidiaries and the pledge of equity interests of certain KCSM subsidiaries. In addition, KCSM and certain KCSM subsidiaries agreed to subordinate payment of intercompany debt and certain KCSM subsidiaries guaranteed repayment of the amounts due under the 2010 Credit Agreement. The 2010 Credit Agreement contains representations, warranties, and affirmative and negative covenants that are customary for credit agreements of this type, including financial covenants related to a leverage ratio and an interest coverage ratio as defined in the 2010 Credit Agreement.

As of September 30, 2010, KCSM had $5.0 million outstanding under the Revolving Facility. The Company intends to repay the outstanding balance under the Revolving Facility within the next twelve months and has classified this amount as a debt due within one year.

On September 30, 2010, KCSM used available cash to redeem the remaining outstanding 9 3/8% Senior Notes of $63.7 million, plus accrued and unpaid interest, at a price of 102.344% and recognized debt retirement costs of $1.9 million related to the call premium and the write-off of unamortized debt issuance costs.

12. Comprehensive Income

Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income, a component of stockholders’ equity within the consolidated balance sheets, rather than net income. Under existing accounting standards, other comprehensive income for KCSM reflects the cumulative translation adjustment on Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”).

KCSM’s total comprehensive income is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)
Net income (loss)	$19.0	$5.9	$45.2	$(10.6)
Other comprehensive income (loss):
Cumulative translation adjustment — FTVM	0.1	(0.2)	0.4	(0.7)

Total comprehensive income (loss)	$19.1	$5.7	$45.6	$(11.3)

13. Commitments and Contingencies

Concession duty. Under KCSM’s railroad concession from the Mexican government (the “Concession”), the Mexican government has the right to receive a payment from the Company equivalent to 0.5% of the gross revenue during the first 15 years of the Concession period and 1.25% during the remaining years of the Concession period. For the three and nine months ended September 30, 2010 and 2009, the concession duty expense amounted to $1.0 million and $3.1 million compared to $0.8 million and $2.3 million, respectively, which was recorded within operating expenses.

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

Pursuant to the Settlement Agreement, the parties agreed to completely, definitively and irrevocably terminate (i) certain disputes, procedures and controversies among KCSM and the Ferromex Parties, in connection with the merger between Ferromex and Ferrosur, including KCSM’s involvement in such procedures as an interested party; and (ii) the lawsuit filed against KCSM and the Mexican Government in connection with several disputes, procedures and controversies before judicial authorities with respect to the acquisition of the shares of Ferrocarril del Noreste, S.A. de C.V. (now KCSM) by Grupo Transportación Ferroviaria Mexicana, S.A. de C.V., in 1997 (the “Settlement Procedures”). The parties waived their rights to any future actions derived from or related to the Settlement Procedures. Further, the parties did not settle or agree to settle any disputes, controversies or procedures other than the Settlement Procedures.

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

In November 2005, Ferromex acquired control of and merged with Ferrosur creating Mexico’s largest railway, though such merger has been previously rejected by the Comisión Federal de Competencia (Mexican Antitrust Commission) (“COFECO”). The Settlement Agreement provides that if COFECO does not authorize the merger of Ferromex and Ferrosur, the Settlement Agreement will be terminated twelve months after the relevant resolution of the Governmental Authority is issued or when the unwinding is effective, whichever is later. On May 12, 2010, the Administrative and Fiscal Federal Court annulled the decision of COFECO and approved the merger between Ferromex and Ferrosur. COFECO has the right to challenge the court decision once it is notified.

Trackage Rights Settlement Agreement with Ferromex. KCSM’s operations are subject to certain trackage rights, switching rights, and interline services with Ferromex. KCSM and Ferromex entered into a Trackage Rights, Switching and Interline Settlement Agreement, dated February 9, 2010 (the “Trackage Rights Agreement”). Pursuant to the Trackage Rights Agreement, the parties terminated, in a definitive and irrevocable manner, all actions and procedures regarding: (a) rates applicable to trackage rights, switching and interlinear services from January 1, 2009 onward, but not regarding the applicable rates before January 1, 2009 or the amounts owed by the parties to one another prior to the execution of the Trackage Rights Agreement; (b) the scope of certain trackage rights in Monterrey, Nuevo León, Guadalajara, Jalisco and Altamira, Tamaulipas, the Long Trackage Rights and Aguascalientes; and (c) court costs, as well as any other directly-related issue or dispute that arises from, are related in any manner directly or indirectly to the terms and conditions and/or scope of such mandatory trackage and/or switching rights or that arises by reason of the definition of trackage rights (the “Settlement Controversies”). The parties waived their rights to any future actions derived from or related to the

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Amounts in millions of U.S. dollars)

Settlement Controversies. Further, KCSM and Ferromex set the rates applicable for January 1, 2009 for each party for the use of the other party’s trackage. The retroactive application of these rates to January 1, 2009 did not have a material impact on the results of operations.

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

SCT Sanction Proceedings. In April 2006, the SCT initiated proceedings against KCSM, claiming that KCSM had failed to make certain minimum capital investments projected for 2004 and 2005 under its five-year business plan filed with the SCT prior to its April 2005 acquisition by Kansas City Southern (“ KCS”) (collectively, the “Capital Investment Proceedings”). KCSM believes it made capital expenditures exceeding the required amounts. KCSM responded to the SCT by providing evidence in support of its investments and explaining why it believes sanctions are not appropriate. In May 2007, KCSM was served with an SCT resolution regarding the Capital Investment Proceeding for 2004, in which the SCT resolved to impose no sanction. In June 2007, KCSM was served with an SCT resolution regarding the Capital Investment Proceeding for 2005, in which the SCT determined that KCSM had indeed failed to make the minimum capital investments required for such year, and imposed a minimum fine. KCSM has filed an action in the Mexican Administrative and Fiscal Federal Court challenging this ruling. KCSM will have the right to challenge any adverse ruling.

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

On July 23, 2008, the SCT delivered notice to KCSM of new proceedings against KCSM, claiming, among other things, that KCSM refused to grant Ferromex access to certain trackage over which Ferromex alleges it has trackage rights on six different occasions and, thus denied Ferromex the ability to provide service to the Auto Manufacturer at this location. On August 13, 2008,

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Amounts in millions of U.S. dollars)

KCSM filed a response to the SCT. On July 15, 2010, the SCT resolved to consolidate these six sanction proceedings into a single proceeding, determining that the actions that motivated the underlying claims constitute a single occasion. On August 19, 2010 Ferromex filed an appeal which KCSM considers to be without merit. Management believes that even if KCSM were to be found liable, a single sanction would be imposed and could be challenged in the Administrative and Fiscal Federal Court. A single sanction makes it more likely that any unfavorable resolution will not have a material impact on KCSM’s results of operations.

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

Agreement with the Auto Manufacturer. KCSM has been involved in several disputes related to providing services to the Auto Manufacturer. In October 2010, KCSM and the Auto Manufacturer reached an agreement to settle all disputes related to services provided prior to May 28, 2010 by KCSM to the Auto Manufacturer, other than matters pending before the SCT involving KCSM and the Auto Manufacturer which are not subject to this agreement. This agreement did not have a significant impact on KCSM’s results of operations.

Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivable concentrations. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or further weakening in economic trends could have a significant impact on the collectability of KCSM’s receivables and operating results. If the financial condition of KCSM’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded reserves for uncollectability based on its best estimate at September 30, 2010.

Income Tax. Tax returns filed in Mexico from 2003 through the current year remain open to examination by the taxing authority in Mexico. The 2003 through 2005 Mexico tax returns are currently under examination. The Company received an audit assessment for the year ended December 31, 2003, from Servicio de Administracion Tributaria (“SAT”), the Mexican equivalent of the IRS. The Company filed its response to this assessment on March 8, 2010. On October 15, 2010, the SAT issued a resolution which settled the most significant matters included in the 2003 audit assessment, with no resulting impact to the Company’s financial results.

The Company believes that an adequate provision has been made for any adjustment (tax and interest) that will be due for all open years. However, an unexpected adverse resolution could have a material effect on the results of operations in a particular quarter or fiscal year.

14. Subsequent Events

On October 1, 2010, KCSM entered into an amended loan agreement (the “Amendment Agreement”) with a wholly-owned subsidiary of KCS. Pursuant to the terms of the Amendment Agreement the principal amount of the loan was increased from $21.6 million to $39.0 million and the annual interest rate was decreased from 7.5% to 4.25%.

On October 1, 2010, KCSM prepaid The Kansas City Southern Railway (“KCSR”) $17.5 million for shared services which will be provided by KCSR during 2011.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Kansas City Southern de México, S.A. de C.V.:

We have reviewed the accompanying consolidated balance sheet of Kansas City Southern de México, S.A. de C.V. and subsidiaries (the Company) as of September 30, 2010, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2010 and 2009, and the related consolidated statements of cash flows for nine-month periods ended September 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2009, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2010, except for Note 13-Change in accounting policy, which is as of September 13, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Kansas City, Missouri

October 26, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: domestic and international economic conditions; interest rates; the business environment in industries that produce and consume rail freight; competition and consolidation within the transportation industry; fluctuation in prices or availability of key materials, in particular diesel fuel; labor difficulties, including strikes and work stoppages; credit risk of customers and counterparties and their failure to meet their financial obligation; the outcome of claims and litigation; legislative and regulatory developments; political and economic conditions in Mexico and the level of trade between the United States and Mexico; changes in securities and capital markets; disruptions to the Company’s technology infrastructure, including its computer systems; natural events such as severe weather, hurricanes and floods; acts of terrorism or risk of terrorist activities; and war or risk of war. For more discussion about each risk factor, see Part I, Item 1A – Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which is on file with the U.S. Securities and Exchange Commission (File No. 333-08322) and which “Risk Factors” section is hereby incorporated by reference and any updates contained herein. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the timing when, or by which, such performance or results will be achieved. As a result, actual outcomes or results could materially differ from those indicated in forward-looking statements. Forward-looking statements contained in this Form 10-Q will not be updated.

The following discussion, which is intended to clarify and focus on Kansas City Southern de México, S. A. de C.V.’s (“KCSM” or the “Company”) results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 1 of this Form 10-Q, is abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with those consolidated financial statements and the related notes, and is qualified by reference to them.

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

Third Quarter Analysis

The Company reported quarterly earnings of $19.0 million for the three months ended September 30, 2010, compared to quarterly earnings of $5.9 million for the same period in 2009. This earnings increase reflects a 17% increase in revenues during the three months ended September 30, 2010 as compared to the same period in 2009, driven primarily by positive pricing impacts in certain commodity groups, the overall increase in carload/unit volumes resulting from the relative improvement in the economy and increased fuel surcharge.

Operating expenses increased 8% compared to the same period in 2009, primarily due to the overall increase in carload/unit volumes, higher fuel prices and purchased services, partially offset by a decrease in equipment costs. In addition, the Company was able to leverage its cost control program initiated in 2009 as operating expenses as a percentage of revenues declined to 72.0% for the three months ended September 30, 2010 as compared to 77.4% for the same period in 2009.

Hurricane Alex made landfall on June 30, 2010, causing widespread damage and flooding in central and northeastern Mexico. The hurricane resulted in extensive damage to KCSM’s track and bridge infrastructures, and also caused multiple track-related incidents and significantly disrupted the Company’s rail service. Kansas City Southern (“KCS”), KCSM’s controlling stockholder, and KCSM maintain a comprehensive insurance program intended to cover such events. The property and casualty insurance program covers loss or damage to Company property and third party property over which the Company has custody and control and covers losses associated with business interruption. This program has combined coverage for both property damage and business interruption and has a self-insured retention amount of $10.0 million for flood related losses. In addition, KCS and KCSM also maintain a general liability insurance program with a self-insured retention of $1.0 million in Mexico covering claims from third parties. KCSM has filed an initial claim under the property and casualty program for $71.5 million. This claim includes estimates of both incurred and expected losses in the U.S. and Mexico. The claim filing will be updated and adjusted as additional information becomes available. KCSM expects to file its initial claim under the general liability program in the fourth quarter of 2010. The policy limits are in excess of the hurricane losses incurred. The Company expects to recover the amount of the adjusted claim, less related self-insured retentions of $11.0 million. As of the date of this filing, no payments have been received from the insurance programs. The Company expects to receive its first insurance payment during the fourth quarter of 2010, and to reach final settlement during 2011.

Hurricane Alex affected revenues for certain commodity groups as customers were required to use alternate carriers or modes of transportation until rail service was restored. Based on data contained in the initial insurance claim, which will be updated and adjusted, the Company currently estimates the related effect on its third quarter of 2010 financial results includes $25.0 million of lost revenue, less related avoided costs.

For the third quarter of 2010, the Company has recognized probable insurance recoveries which offset the $31.0 million of incurred losses related to property damage and incremental expenses. The Company expects to incur additional costs in the fourth quarter 2010 related to ongoing property repair, which are also expected to be offset by probable insurance recoveries. Remaining insurance recoveries will be recognized upon final settlement of the claim or when nonrefundable cash payments are received.

The Company estimates that if the effects of Hurricane Alex were excluded from its third quarter of 2010 financial results, operating expenses as a percentage of revenues would have been approximately 400 basis points lower.

Results of Operations

The following summarizes the consolidated statement of operations (in millions).

	Three Months Ended September 30,		Change
	2010	2009	Dollars
Revenues	$184.8	$158.3	$26.5
Operating expenses	133.0	122.6	10.4

Operating income	51.8	35.7	16.1
Equity in net earnings of unconsolidated affiliates	1.1	1.6	(0.5)
Interest expense	(22.4)	(28.1)	5.7
Debt retirement costs	(1.9)	—	(1.9)
Foreign exchange gain (loss)	2.1	(1.5)	3.6
Other income, net	0.4	0.8	(0.4)

Income before income taxes	31.1	8.5	22.6
Income tax expense	12.1	2.6	9.5

Net income	$19.0	$5.9	$13.1

	Nine Months Ended September 30,		Change
	2010	2009	Dollars
Revenues	$582.4	$438.5	$143.9
Operating expenses	416.0	374.6	41.4

Operating income	166.4	63.9	102.5
Equity in net earnings of unconsolidated affiliates	5.5	1.2	4.3
Interest expense	(75.6)	(81.2)	5.6
Debt retirement costs	(33.5)	(0.6)	(32.9)
Foreign exchange gain (loss)	3.4	(0.6)	4.0
Other income, net	1.9	2.0	(0.1)

Income (loss) before income taxes	68.1	(15.3)	83.4
Income tax expense (benefit)	22.9	(4.7)	27.6

Net income (loss)	$45.2	$(10.6)	$55.8

Revenues

The following table summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
Chemical and petroleum	$39.6	$36.8	8%	22.9	23.6	(3)%	$1,729.3	$1,559.3	11%
Industrial and consumer products	42.1	35.7	18%	34.9	31.5	11%	1,206.3	1,133.3	6%
Agriculture and minerals	46.9	44.7	5%	27.9	28.8	(3)%	1,681.0	1,552.1	8%

Total general commodities	128.6	117.2	10%	85.7	83.9	2%	1,500.6	1,396.9	7%
Coal	3.7	3.2	16%	4.4	4.0	10%	840.9	800.0	5%
Intermodal	27.8	21.4	30%	79.9	62.1	29%	347.9	344.6	1%
Automotive	21.3	13.6	57%	14.9	12.9	16%	1,429.5	1,054.3	36%

Subtotal	181.4	155.4	17%	184.9	162.9	14%	$981.1	$954.0	3%

Other revenue	3.4	2.9	17%

Total revenues (i)	$184.8	$158.3	17%

(i) Included in revenues:
Fuel surcharge	$19.5	$13.4

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
Chemical and petroleum	$125.6	$101.5	24%	73.7	65.6	12%	$1,704.2	$1,547.3	10%
Industrial and consumer products	136.1	111.0	23%	108.4	99.4	9%	1,255.5	1,116.7	12%
Agriculture and minerals	150.9	120.5	25%	91.7	85.8	7%	1,645.6	1,404.4	17%

Total general commodities	412.6	333.0	24%	273.8	250.8	9%	1,506.9	1,327.8	13%
Coal	10.5	10.5	0%	13.5	13.0	4%	777.8	807.7	(4)%
Intermodal	82.1	53.4	54%	230.9	155.8	48%	355.6	342.7	4%
Automotive	65.2	31.1	110%	47.5	30.1	58%	1,372.6	1,033.2	33%

Subtotal	570.4	428.0	33%	565.7	449.7	26%	$1,008.3	$951.7	6%

Other revenue	12.0	10.5	14%

Total revenues (i)	$582.4	$438.5	33%

(i) Included in revenues:
Fuel surcharge	$58.6	$33.8

Freight revenues include both revenue for transportation services and fuel surcharges. For the three and nine months ended September 30, 2010, revenues increased $26.5 million and $143.9 million compared to the same periods in 2009, primarily due to positive pricing impacts, the overall increase in carload/unit volumes resulting from the relative improvement in the economy and increased fuel surcharge. For the three months ended September 30, 2010, revenues for certain commodity groups were affected by Hurricane Alex as customers were required to use alternate carriers or modes of transportation until the services were restored. Revenue per carload/unit increased by 3% and 6% for the three and nine months ended September 30, 2010, compared to the same periods in 2009, reflecting favorable commodity mix in addition to the factors discussed above. The effect of fluctuations in the value of the U.S. dollar against the value of the Mexican peso for revenues denominated in Mexican pesos was not significant for either period.

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

The following discussion provides an analysis of revenues by commodity group:

Revenues by Commodity Group for the three months ended September 30, 2010

Chemical and petroleum. Revenues increased $2.8 million and $24.1 million for the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to increases in price and volume. Volume increased for the nine months ended September 30, 2010 as a result of an increase in plastic product shipments primarily due to higher demand. Additionally, petroleum revenues increased due to a Mexican government initiated oil export program, which resulted in record high levels of oil production and storage. Chemical and petroleum volumes were significantly affected by Hurricane Alex in the third quarter of 2010.

Industrial and consumer products. Revenues increased $6.4 million and $25.1 million for the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to increases in volume, fuel surcharge, and pricing. Metals and scrap business growth was primarily due to growing demand for slab and steel coil. Industrial and consumer product volumes were significantly affected by Hurricane Alex in the third quarter of 2010.

Agriculture and minerals. Revenues increased $2.2 million and $30.4 million for the three and nine months ended September 30, 2010, compared to the same periods in 2009, due to increases in price and volume. Volume increased for the nine months ended September 30, 2010 as a result of increased grain shipments as a portion of the traffic lost to vessel in 2009 was converted back to rail in 2010. Food products showed continued strength primarily due to increased distiller dried grain shipments from the U.S. Food products and grain volumes were significantly affected by Hurricane Alex in the third quarter of 2010.

Coal. Revenue increased $0.5 million and was flat for the three and nine months ended September 30, 2010, compared to the same periods in 2009, as increases in volume, fuel surcharge and fluctuations in the value of the U.S. dollar against the value of the Mexican Peso were offset by decreases in pricing and shorter average length of haul.

Intermodal. Revenues increased $6.4 million and $28.7 million for the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to an increase in volume. Growth was driven by increased automotive parts traffic, conversion of cross border truck traffic to rail, trans-Pacific container volume, the emergence of cross border international cargo and improvement in the economy. Intermodal volumes were significantly affected by Hurricane Alex in the third quarter of 2010.

Automotive. Revenues increased $7.7 million and $34.1 million for the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to increases in volume and price. The volume increase was driven by strong year over year growth in North American automobile sales, a shift in production from the U.S. to Mexico and new cross border vehicle routings. Automotive volumes were significantly affected by Hurricane Alex in the third quarter of 2010.

Operating expenses

Operating expenses, as shown below (in millions), increased $10.4 million and $41.4 million for the three and nine months ended September 30, 2010, when compared to the same periods in 2009, primarily due to increased carload/unit volumes and the effect of fluctuations in the value of the U.S. dollar against the value of the Mexican peso for operating expenses denominated in Mexican pesos.

	Three Months Ended September 30,		Change
	2010	2009	Dollars	Percent
Compensation and benefits	$18.3	$19.8	$(1.5)	(8)%
Purchased services	32.0	22.3	9.7	43%
Fuel	26.9	22.6	4.3	19%
Equipment costs	18.7	22.4	(3.7)	(17)%
Depreciation and amortization	24.4	25.5	(1.1)	(4)%
Casualties and insurance	2.0	1.4	0.6	43%
Materials and other	10.7	8.6	2.1	24%

Total operating expenses	$133.0	$122.6	$10.4	8%

	Nine Months Ended September 30,		Change
	2010	2009	Dollars	Percent
Compensation and benefits	$66.0	$53.9	$12.1	22%
Purchased services	95.7	80.4	15.3	19%
Fuel	85.7	61.0	24.7	40%
Equipment costs	57.1	64.5	(7.4)	(11)%
Depreciation and amortization	72.7	81.3	(8.6)	(11)%
Casualties and insurance	6.0	5.6	0.4	7%
Materials and other	32.8	27.9	4.9	18%

Total operating expenses	$416.0	$374.6	$41.4	11%

Compensation and benefits. Compensation and benefits decreased $1.5 million for the three months ended September 30, 2010, compared to the same period in 2009, primarily due to a decrease of $6.2 million in post-employment benefit obligations as a result of the completion of negotiations with the labor union in the third quarter of 2010. This decrease was partially offset by an increase in statutory profit sharing and annual incentive compensation expense and annual wage and salary rate increases. For the nine months ended September 30, 2010, compensation and benefits increased $12.1 million compared to the same period in 2009, primarily due to an increase in statutory profit sharing, annual incentive compensation expense and annual wage and salary rate increases. In addition, compensation and benefits increased due to fluctuations in the value of the U.S. dollar against the value of the Mexican peso. These increases were partially offset by the decrease in post-employment benefit obligations as a result of the completion of negotiations with the labor union in the third quarter of 2010.

Purchased services. Purchased services expense increased $9.7 million and $15.3 million for the three and nine months ended September 30, 2010, compared to the same periods in 2009. The Company recognized a deferred credit of $6.1 million related to the partial cancellation of a maintenance contract in third quarter of 2009. In addition, purchased services increased due to increases in corporate expenses, volume-sensitive costs including security, track and terminal services, and joint facilities. These increases were partially offset by lower locomotive maintenance as a result of a newer locomotive fleet and having fewer locomotives covered by maintenance agreements.

Fuel. Fuel expense increased $4.3 million and $24.7 million for the three and nine months ended September 30, 2010, compared to the same periods in 2009. The increase was driven by higher consumption due to the increase in traffic volume resulting from the relative improvement in the economy, higher fuel prices and fluctuations in the value of the U.S. dollar against the value of the Mexican peso.

Equipment costs. Equipment costs decreased $3.7 million and $7.4 million for the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to a decrease in freight car lease expense which was partially offset by the increase in locomotive leases and the use of other railroads’ freight cars.

Depreciation and amortization. Depreciation and amortization expenses decreased $1.1 million and $8.6 million for the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to extending the estimated useful lives of certain concession assets, which was effective October 1, 2009. This decrease was partially offset by an increase in expense due to a larger asset base. In addition, the decrease in expense for the three month period was also partially offset by the year-to-date impact of lower rates from the depreciation study that was recorded in third quarter 2009. Depreciation and amortization expense on the asset base as of year-end 2009 will be lower on a quarterly basis by approximately $2.6 million due to extending the estimated useful lives of certain concession assets.

Casualties and insurance. Casualties and insurance expenses increased $0.6 million and $0.4 million for the three and nine months ended September 30, 2010, compared with the same periods in 2009, primarily due to higher derailment activity.

Materials and other. Materials and other expenses increased $2.1 million and $4.9 million for the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to an increase in other employee expenses, roadway materials and the concession duty.

Non-Operating Income and Expenses

Equity in net earnings of unconsolidated affiliates. Equity in earnings from unconsolidated affiliates was $1.1 million and $5.5 million for the three and nine months ended September 30, 2010, compared to $1.6 million and $1.2 million for the same periods in 2009. Significant components of this change are as follows:

•

KCSM’s equity in earnings of Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”) was $1.1 million and $2.1 million for the three and nine months ended September 30, 2010, compared to $0.6 million and $0.8 million for the same periods in 2009. The increase is primarily due to an increase in volumes.

•

KCSM’s equity in earnings of Mexrail, Inc. (“Mexrail”) was zero and $3.4 million for the three and nine months ended September 30, 2010, compared to $1.0 million and $0.4 million for the three and nine months ended September 30, 2009. On June 30, 2010, KCSM sold its 49% ownership interest in Mexrail to Kansas City Southern. The increase for the nine months ended September 30, 2010 was primarily due to an increase in carload/unit volumes during the first half of 2010.

Interest expense. Interest expense decreased $5.7 million and $5.6 million for the three and nine months ended September 30, 2010, compared to the same periods in 2009, primarily due to lower average debt balances and interest rates. In addition, in the second quarter of 2009, the Company recognized interest expense related to an unfavorable litigation outcome.

Debt retirement cost. Debt retirement costs for the three and nine months ended September 30, 2010 and 2009 increased $1.9 million and $32.9 million, respectively. On September 30, 2010, KCSM purchased the remaining $63.7 million principal amount of the 9  3/8% senior notes due 2012 (the “9  3/8% Senior Notes”) and recognized debt retirement cost of $1.9 million related to the call premium and the write-off of unamortized debt issuance costs. On June 4, 2010, KCSM redeemed $100.0 million and $70.0 million aggregate principal amount of the 9 3/8% Senior Notes and the 12 1/2% senior notes due 2016 (the “12 1/2% Senior Notes”), respectively. KCSM recorded a total debt retirement cost of $16.7 million in the second quarter of 2010 related to the call premiums, discount amortization and unamortized debt issuance costs. In the first quarter of 2010, KCSM purchased $296.3 million of the 9 3/8% Senior Notes. The Company recorded debt retirement costs of $14.9 million related to the tender premium and the write-off of unamortized debt issuance costs. In March 2009, KCSM repaid all amounts outstanding under its credit agreement and upon termination, wrote-off the unamortized debt issuance costs related to this debt.

Foreign exchange. For the three and nine months ended September 30, 2010 and 2009, the foreign exchange gain was $2.1 million and of $3.4 million compared to a foreign exchange loss of $1.5 million and $0.6 million for the same periods in 2009. The change was primarily due to fluctuations in the value of the U.S. dollar against the value of the Mexican peso.

Other income, net. Other income, net decreased $0.4 million and $0.1 million for the three and nine months ended September 30, 2010, compared to the same periods in 2009. These decreases were primarily attributable to lower miscellaneous interest income, partially offset by a gain on sale of Mexrail recognized in the second quarter of 2010.

Income tax (benefit) expense. For the three and nine months ended September 30, 2010, income tax expense was $12.1 million and $22.9 million compared to a $2.6 million income tax expense and $4.7 million income tax benefit for the same periods in 2009. The effective income tax rate was 38.9% and 33.6% for the three and nine months ended September 30, 2010, as compared to 30.6% and 30.7% for the same periods in 2009. The changes in income tax expense and the effective tax rate were primarily due to higher pre-tax income, foreign exchange rate fluctuations, inflation and an increase in the statutory income tax rate from 28% to 30%, partially offset by a $4.1 million tax benefit for the excess tax over book basis recognized from the Mexrail sale in the second quarter of 2010.

Liquidity and Capital Resources

Overview

During 2010, the Company continued to improve its financial strength and flexibility by reducing leverage, lowering interest payments, adjusting debt maturities, and improving liquidity. On September 30, 2010, KCSM used cash on hand to redeem the remaining $63.7 million principal amount of the 9 3/8% Senior Notes. Additionally, in the second quarter of 2010 the Company received $95.0 million from a capital stock contribution and $41.0 million from the sale of KCSM’s 49% ownership interest in Mexrail, and used these proceeds and cash on hand to repay $170.0 million principal amount of senior unsecured debt. Earlier in 2010, the Company completed a debt refinancing which extended debt maturities and reduced interest expense. These actions have improved KCSM’s debt to capitalization ratio (total debt as a percentage of total debt plus total equity) to 38.0% at September 30, 2010 compared to 46.1% at December 31, 2009. In addition, the Company improved future liquidity by establishing a new $100.0 million revolving credit facility. On September 30, 2010, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was approximately $106.6 million.

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

KCSM’s primary sources of liquidity are cash flows generated from operations, access to debt capital markets and borrowings under its revolving credit facility. Although KCSM has had adequate access to the debt capital markets, as a non-investment grade company, the financial terms under which funding is obtained often contain restrictive covenants. The covenants constrain financial flexibility by restricting or prohibiting certain actions, including the ability to incur additional debt for any purpose other than refinancing existing debt, create or suffer to exist additional liens, make prepayments of particular debt, pay dividends on common stock, make investments, engage in transactions with stockholders and affiliates, sell certain assets, and engage in mergers and consolidations or in sale leaseback transactions. These restrictions, however, are subject to a number of qualifications and exceptions that provide the Company with varying levels of additional borrowing capacity. The Company was in compliance with all of its debt covenants as of September 30, 2010.

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

As of September 30, 2010, Standard & Poor’s Rating Services (“S&P”) rates the senior secured debt as BB and the senior unsecured debt as BB-. S&P maintains a corporate rating of BB- and its outlook remains stable. Moody’s Investors Service (“Moody’s”) rates the senior secured debt as B1and the senior unsecured debt as B2. Moody’s maintains a corporate rating of B2 and its outlook is positive.

Cash Flow Information

Summary cash flow data follows (in millions):

	Nine Months Ended September 30,
	2010	2009
Cash flows provided by (used for):
Operating activities	$127.1	$84.3
Investing activities	(29.7)	(103.1)
Financing activities	(178.4)	66.4

Net increase (decrease) in cash and cash equivalents	$(81.0)	$47.6
Cash and cash equivalents beginning of year	92.6	38.9

Cash and cash equivalents end of period	$11.6	$86.5

Cash flows from operating activities increased to $127.1 million as compared to $84.3 million for the nine months period ended September 30, 2010 and 2009. The increase was primarily the result of increased net income from higher carload/unit volumes due to the relative improvement in the economy. Net cash used for investing activities decreased $73.4 million due to lower capital expenditures, net proceeds received from repayment of a loan to a related company and proceeds from the sale of KCSM’s 49% ownership interest in Mexrail. The decrease was partially offset by the acquisition of an intermodal facility in Mexico in the first quarter of 2010. Additional information regarding capital expenditures is provided below.

Net cash provided by financing activities decreased $244.8 million. During the nine months ended September 30, 2010, the Company purchased $460.0 million principal amount of the 9 3/8% Senior Notes and $70.0 million principal amount of the 12 1/2% Senior Notes and paid debt costs of $22.8 million and $8.8 million, respectively, which was partially offset by the proceeds from the issuance of the 8.0% Senior Notes of $295.7 million and a capital contribution from KCSM shareholders of $95.0 million. Additionally, during the third quarter of 2010, the Company borrowed $5.0 million under the 2010 Credit Agreement and paid debt related costs of $2.8 million. During the nine months ended September 30, 2009, the Company received proceeds of $189.0 million from the issuance of the 12 1/2% Senior Notes and proceeds of $21.6 million from a borrowing from a wholly-owned subsidiary of KCS, partially offset by the capital reduction paid to the Company’s shareholders and repayment of borrowings under its prior credit agreement, which was terminated.

Capital Expenditures

Capital expenditures are generally funded with cash flows from operations. KCSM has historically used external sources such as loans or lease financing for capacity and equipment acquisition.

The following table summarizes capital expenditures by type (in millions):

	Nine Months Ended September 30,
	2010	2009
Roadway capital program	$50.5	$58.4
Equipment	4.6	5.4
Locomotive acquisitions	—	1.0
Capacity	—	0.2
Information technology	4.4	2.5
Other	11.9	4.4

Total capital expenditures (accrual basis)	71.4	71.9
Change in capital accruals	8.0	35.9

Total cash capital expenditures	$79.4	$107.8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Omitted pursuant to General Instruction H(2)(c) of Form 10-Q.

Item 4.	Controls and Procedures

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

(b) Changes in Internal Control over Financial Reporting.

During the third quarter of 2010, the Company upgraded its accounting information system and updated its internal control over financial reporting, as necessary. The Company has determined that there were no changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

For information related to the Company’s settlement and other legal proceedings, see Note 13 “Commitments and Contingencies,” under Part I, Item 1, of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

There were no material changes during the quarter in the Risk Factors disclosed in Item 1A, “Risk Factors,” in KCSM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Item 3.	Defaults Upon Senior Securities

Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits Filed with this Report

31.1	Principal Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.

31.2	Principal Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.

32.1	Principal Executive Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.
32.2	Principal Financial Officer’s Certification furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2.

Exhibit No.	Description of Exhibits Incorporated by Reference
4.1	Form of Rule 144A Restricted Global Note Representing the 8% Senior Notes (previously filed as Exhibit 4.17 to the Company’s Registration Statement on Form S-4 on September 13, 2010 (File No. 333-169340) is incorporated herein by reference as Exhibit 4.1)
4.2	Form of Regulation S Restricted Global Note Representing the 8% Senior Notes (previously filed as Exhibit 4.18 to the Company’s Registration Statement on Form S-4 on September 13, 2010 (File No. 333-169340) is incorporated herein by reference as Exhibit 4.2)
4.3	Special Global Note Representing the 8% Senior Notes Due 2018 (previously filed as Exhibit 4.19 to the Company’s Registration Statement on Form S-4 on September 13, 2010 (File No. 333-169340) is incorporated herein by reference as Exhibit 4.3)
10.1	English translation of Employment Agreement, dated as of October 5, 2005, between KCSM and David Weiler Eaton Keener, filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-4 on September 13, 2010(File No. 333-169340) is incorporated herein by reference as Exhibit 10.1
10.21.1	Credit Agreement, dated August 30, 2010, by and between Kansas City Southern de México, S.A. de C.V., the lenders defined therein and The Bank of Nova Scotia, as administrative agent for the Lenders, Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, as collateral agent and Scotia Capital and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners (previously filed as Exhibit 10.1 of our Current Report on Form 8-K filed on September 3, 2010, File No. 333-08322)
10.21.2	Subsidiary Guaranty, dated as of August 30, 2010, by each subsidiary of Kansas City Southern de México, S.A. de C.V. from time to time party thereto, in favor of The Bank of Nova Scotia, in its capacity as the administrative agent and each of secured parties defined therein (previously filed as Exhibit 10.2 of our Current Report on Form 8-K filed on September 3, 2010, File No. 333-08322)
10.21.3	Pledge Without Transfer of Possession Agreement, dated August 30, 2010, entered into by and among Kansas City Southern de México, S.A. de C.V., Arrendadora KCSM, S. de R.L. de C.V., Highstar Harbor Holdings Mexico, S. de R.L. de C.V. , MTC Puerta Mexico, S. de R.L. de C.V., and Vamos a México, S.A. de C.V., and Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledgee. (English translation of document executed in Spanish) (previously filed as Exhibit 10.3 of our Current Report on Form 8-K filed on September 3, 2010, File No. 333-08322)
10.21.4	Stock Pledge Agreement, dated August 30, 2010, entered into by and among MTC Puerta México, S. de R.L. de C.V and Highstar Harbor Holdings México, S. de R.L. de C.V., as pledgors, Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledgee, and Vamos a México, S.A. de C.V. (previously filed as Exhibit 10.4 of our Current Report on Form 8-K filed on September 3, 2010, File No. 333-08322)
10.21.5	Partnership Interest Pledge Agreement, dated August 30, 2010, entered into by and among Kansas City Southern de México, S.A. de C.V. and KSCM Holdings, LLC, as pledgors, Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledgee and Arrendadora KCSM, S. de R.L. de C.V. (previously filed as Exhibit 10.5 of our Current Report on Form 8-K filed on September 3, 2010, File No. 333-08322)

Exhibit No.	Description of Exhibits Incorporated by Reference

10.21.6	Partnership Interest Pledge Agreement, dated August 30, 2010, entered into by and among Kansas City Southern de México, S. A. de C.V. and Nafta Rail, S.A. de C.V., as pledgors, Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledgee and Highstar Harbor Holdings México, S. de R.L. de C.V. (previously filed as Exhibit 10.6 of our Current Report on Form 8-K filed on September 3, 2010, File No. 333-08322)

10.21.7	Partnership Interest Pledge Agreement, dated August 30, 2010 entered into by and among Highstar Harbor Holdings México, S. de R.L. de C.V. and Nafta Rail, S.A. de C.V., as pledgors, Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledgee and MTC Puerta México, S. de R.L. de C.V. (previously filed as Exhibit 10.7 of our Current Report on Form 8-K filed on September 3, 2010, File No. 333-08322)

10.21.8	Intercompany Subordination Agreement, dated as of August 30, 2010, by and between Kansas City Southern de México, S.A. de C.V., and each of the persons defined therein, in favor of The Bank of Nova Scotia, as administrative agent for each of the secured parties defined therein (previously filed as Exhibit 10.8 of our Current Report on Form 8-K filed on September 3, 2010, File No. 333-08322)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on October 26, 2010.

Kansas City Southern de México, S.A. de C.V.

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Chief Financial Officer
(Principal Financial Officer)

/s/ MARY K. STADLER
Mary K. Stadler
Chief Accounting Officer
(Principal Accounting Officer)