Form 10-K
period 2010-12-31
Kansas City Southern de Mexico, S.A. de C.V.
filed 2011-02-09
CIK 1055294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-08322

KANSAS CITY SOUTHERN DE MÉXICO, S.A. DE C.V.

(Exact Name of Registrant as Specified in Its Charter)

Kansas City Southern of Mexico

(Translation of Registrant’s name into English)

México	98-0519243
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Montes Urales 625 Lomas de Chapultepec 11000 Mexico, D.F. Mexico (Address of Principal Executive Offices, Including Zip Code)

+ (5255) 9178-5686

(Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company.    Yes  ☐    No  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE:

Not applicable.

KANSAS CITY SOUTHERN DE MÉXICO, S.A. DE C.V. AND SUBSIDIARIES

2010 FORM 10-K ANNUAL REPORT

Part I

Item 1.	Business

BUSINESS OVERVIEW

Kansas City Southern de Mexico, S.A. de C.V. (“KCSM” or the “Company”) operates the primary commercial corridor of the Mexican railroad system, which allows it to participate significantly in the growing freight traffic between Mexico, the U.S. and Canada. KCSM’s rail lines consist of approximately 3,100 route miles. In addition, KCSM has trackage rights entitling it to run its trains over 700 miles of track of other Mexican railroad operators. KCSM provides freight transportation services under a 50-year concession granted to it by the Mexican government (the “Concession”), during the first 30 years of which the Company is the exclusive provider, subject to certain trackage rights of other freight carriers. KCSM’s Concession is renewable for an additional period of up to 50 years, subject to certain conditions.

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

KCSM seeks to establish its railroad as the primary inland freight transporter linking Mexico with the U.S. and Canadian markets. As the operator of the primary and most direct rail corridor from Mexico City to the U.S. border, its route structure enables KCSM to benefit from continuing growth resulting from the North American Free Trade Agreement (“NAFTA”). KCSM is the only Mexican railroad that serves the Mexico-U.S. border crossing at Nuevo Laredo-Laredo, which is the largest freight exchange point between Mexico and the U.S. Through the U.S. rail subsidiaries of Kansas City Southern (“KCS”), KCSM’s ultimate parent, as well as through interchanges with other major U.S. railroads, KCSM provides customers with access to an extensive network through which they may distribute products throughout North America and overseas.

The Company provides exclusive rail access to the port of Lazaro Cardenas on the Pacific Ocean. The Mexican government is developing the port at Lazaro Cardenas principally to serve Mexican markets and as an alternative to the congested U.S. west coast ports of Long Beach and Los Angeles. KCSM is the sole provider of rail service to this port, which provides an alternate route for Asian traffic bound for the eastern, southern and midwestern United States. Traffic at Lazaro Cardenas consists of intermodal containers, minerals, iron, steel slabs, wire rods and fertilizers.

KCSM’s revenues are derived from the movement of a diversified mix of commodities and products mainly attributable to cross-border traffic with the U.S. The Company transports chemical and petroleum products, industrial and consumer products, agricultural and mineral products, intermodal and automotive products, and coal. KCSM’s customers include leading international and Mexican corporations.

Kansas City Southern

KCSM is a wholly-owned subsidiary of KCS. KCS’s principal U.S. subsidiary, The Kansas City Southern Railway Company (“KCSR”), is a U.S. Class I railroad. The rail network of KCSR, The Texas Mexican Railway Company (“Tex-Mex”) and KCSM together comprise approximately 6,200 route miles extending from the midwest and southeast portions of the United States into Mexico.

RAIL SECURITY

KCS and its rail subsidiaries have made a concentrated, multi-disciplinary effort since the terrorist attacks on the United States on September 11, 2001, to continue securing KCS’s assets and personnel against the risk of terrorism and other security risks. Many of the specific measures KCS utilizes for these efforts are required to be kept confidential through arrangements with government agencies, such as the Department of Homeland Security (“DHS”), or through jointly-developed and implemented strategies and plans with connecting carriers. To protect the confidentiality and sensitivity of the efforts the Company has made to safeguard against terrorism and other security incidents, the following paragraphs will provide only a general overview of some of these efforts. KCSM utilizes a security plan based on an industry wide security plan developed by Association of American Railroads (“AAR”) members which focuses on comprehensive risk assessments in five areas — hazardous materials; train operations; critical physical assets; military traffic; and information technology and communications. The security plan is kept confidential, with access to the plan tightly limited to members of management with direct security and anti-terrorism implementation responsibilities. KCSM participates with other AAR members in periodic drills under the industry plan to test and refine its various provisions.

KCS’s security activities range from periodically mailing each employee a security awareness brochure (which is also posted under the “Employees” tab on KCS’s internet website, www.kcsouthern.com) to its ongoing development and implementation of security plans for rail facilities in areas labeled by the DHS as High Threat Urban Areas (“HTUAs”). KCS’s other activities to bolster security against terrorism include, but are not limited to, the following:

•	Conferring regularly with other railroads’ security personnel and with industry experts on security issues;

•	Analyzing routing alternatives and other strategies to reduce the distances that certain chemicals, which might be toxic if inhaled, are transported;

•	Initiating a series of over 20 voluntary action items agreed to between AAR and DHS as enhancing security in the rail industry; and

•	Conducting periodic security training as part of the scheduled training for operating employees and managers.

In addition, in 2008 KCS created a new leadership role titled “Director of Homeland Security” to oversee the ongoing and increasingly complex security efforts. KCS identified and retained an individual to fill the position who has an extensive law enforcement background, including being formerly employed as an analyst with the Federal Bureau of Investigation (“FBI”) for 12 years. This member of management remains a member of the FBI’s Joint Terrorism Task Force and is a valuable asset to the Company in developing and implementing anti-terrorism and other security initiatives.

While the risk of theft and vandalism is higher in Mexico, KCSM remains among the safest method of transportation for freight shipments in Mexico. KCSM’s record in rail safety is due in large part to the implementation of a multi-layered, safety and security process throughout the KCSM network. In addition to having its own internal system of checks and balances, the process is connected to, and supported by a high level of federal, state and local law enforcement. A primary focus of this effort involves maintaining train velocity, which reduces the likelihood for incidents to occur. By moving customers’ shipments more efficiently, KCSM is keeping the cargo secure.

AVAILABLE INFORMATION

KCS’s website (www.kcsouthern.com) provides at no cost KCSM’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after the electronic filing of these reports is made with the Securities and Exchange Commission. Written requests for copies of these reports may be made to the Corporate Secretary, P.O. Box 219335, Kansas City, Missouri 64121-9335 (or if by express delivery to 427 West 12th Street, Kansas City, Missouri 64105).

Item 1A.	Risk Factors

Risk Factors Relating to KCSM Debt

KCSM’s debt capitalization ratio (total debt as a percentage of total debt plus equity) was 38.3% at December 31, 2010. KCSM’s leverage could adversely affect its ability to fulfill obligations under various debt instruments and operate its business.

KCSM’s level of debt could make it more difficult for it to borrow money in the future, may reduce the amount of money available to finance operations and other business activities, exposes the Company to the risk of increased interest rates, makes it more vulnerable to general economic downturns and adverse industry conditions, and could reduce flexibility in planning for, or responding to, changing business and economic conditions. KCSM’s failure to comply with the financial and other restrictive covenants in its debt instruments, which, restrict or prohibit many actions, including, but not limited to, KCSM’s ability to incur debt, create or suffer to exist liens, make prepayments of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions and require KCSM to maintain specified financial ratios, could result in an event of default that, if not cured or waived, could have a material adverse effect on the Company’s business or prospects. If the Company does not have enough cash to service its debt, meet other obligations and fund other liquidity needs, KCSM may be required to take actions such as requesting a waiver from lenders, reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of the existing debt, or seeking additional equity capital. KCSM cannot assure that any of these remedies can be effected on commercially reasonable terms or at all. In addition, the terms of existing or future debt agreements may restrict the Company from adopting some of these alternatives.

The indebtedness of KCSM exposes it to risks of exchange rate fluctuations because any devaluation of the peso would cause the cost of KCSM’s dollar-denominated debt to increase and could place the Company at a competitive disadvantage in Mexico, compared to Mexican competitors that have less dollar-denominated debt and greater operating and financial flexibility than KCSM.

A downturn in debt capital markets may increase the cost of borrowing and make financing difficult to obtain, each of which could have a material adverse effect on the Company’s results of operations and business.

Events in the financial markets may have an adverse impact on the debt capital markets and, as a result, credit may become more expensive and difficult to obtain. Lenders may impose more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which KCSM conducts business. The negative impact of tightening credit markets, and adverse changes in the debt capital markets generally may have a material adverse effect on KCSM’s results of business and operations resulting from, but not limited to, an inability to finance capital expansion on favorable terms, if at all, increased financing cost or financial terms with increasingly restrictive covenants.

The failure of a bank to fund a request (or any portion of such request) by KCSM to borrow money under its existing revolving credit facilities could reduce KCSM’s ability to fund capital expenditures or otherwise properly fund its operations.

The Company and its subsidiaries are in an industry that requires continuing infrastructure improvements and acquisitions of capital assets, necessitating substantial expenditure of cash. KCSM has existing revolving credit facilities with multiple banking institutions to provide additional liquidity. If any of the banking institutions that are a party to such credit facilities fails to fund a request (or any portion of such request) by KCSM to borrow money under its credit facilities, KCSM’s ability to fund capital expenditures, fund its operations and pay debt service could be reduced, each of which could result in a decline in the value of a stockholder’s investment in the Company.

The failure of any bank in which the Company deposits funds could reduce the amount of cash the Company has available to pay distributions and make additional investments.

Given the developments in the financial markets, financial institutions have additional capital risks. The Company has diversified cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation, or “FDIC,” only insures amounts up to $250,000 per depositor per insured bank. KCSM currently has cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which KCSM has deposited funds ultimately fails, the Company may lose its deposits to the extent they are in excess of $250,000. The loss of the Company’s deposits could reduce the amount of cash the Company has available to distribute or invest and could result in a decline in the value of each stockholder’s investment in the Company.

Risk Factors Relating to KCSM’s Business

KCSM’s Concession is subject to revocation or termination in certain circumstances which would prevent KCSM from operating its railroad and would have a material adverse effect on its business and financial condition.

KCSM operates under the Concession, which is renewable for up to 50 years, subject to certain conditions. The Concession gives KCSM exclusive rights to provide freight transportation services over its rail lines for the first 30 years of the 50-year Concession, subject to certain trackage and haulage rights granted to other concessionaires. The Secretaría de Comunicaciones y Transportes (Secretary of Communications) (“SCT”), which is principally responsible for regulating railroad services in Mexico, has broad powers to monitor KCSM’s compliance with the Concession and can require KCSM to supply it with any technical, administrative and financial information it requests. Among other obligations, KCSM must comply with the investment commitments established in its business plan, which forms an integral part of the Concession, and must update the plan every five years. The SCT treats KCSM’s business plans confidentially. The SCT also monitors KCSM’s compliance with efficiency and safety standards established in the Concession. The SCT reviews, and may amend, these standards every five years.

The Mexican Railroad Services Law and regulations provide the Mexican government certain rights in its relationship with KCSM under the Concession, including the right to take over the management of KCSM and its railroad in certain extraordinary cases, such as imminent danger to national security. In the past, the Mexican government has used such power with respect to other privatized industries, including the telecommunications industry, to ensure continued service during labor disputes. In addition, under Article 47 of the Mexican Railroad Services Law and regulations, the SCT, in consultation with The Comisión Federal de Competencia (Mexican Antitrust Commission) (“COFECO”) reserves the right to set service rates if it determines that effective competition does not exist in the Mexican railroad industry. COFECO, however, has not published guidelines regarding the factors that constitute a lack of competition. It is, therefore, unclear under what particular circumstances COFECO would deem a lack of competition to exist. If the SCT intervenes and sets services rates, the rates it sets may be too low to allow KCSM to operate profitably.

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

In April 2006, the SCT initiated proceedings against KCSM, claiming that KCSM had failed to make certain minimum capital investments projected for 2004 and 2005 under its five-year business plan filed with the SCT prior to its April 2005 acquisition by KCS (collectively, the “Capital Investment Proceedings”). KCSM believes it made capital expenditures exceeding the required amounts. KCSM responded to the SCT by providing evidence in support of its investments and explaining why it believes sanctions are not appropriate. In May 2007, KCSM was served with an SCT resolution regarding the Capital Investment Proceeding for 2004, in which the SCT resolved to impose no sanction. In June 2007, KCSM was served with an SCT resolution regarding the Capital Investment Proceeding for 2005, in which the SCT determined that KCSM had failed to make the minimum capital investments required for such year, and imposed a minimum fine. KCSM filed an action in the Mexican Administrative and Fiscal Federal Court challenging this ruling and on December 21, 2010 received a favorable ruling. The SCT has the right to challenge this ruling.

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

KCSM’s business is capital intensive and requires substantial ongoing expenditures for, among other things, additions and improvements to roadway, structures and technology, acquisitions, and maintenance and repair of its equipment and the rail system. KCSM’s failure to make necessary capital expenditures to maintain its operations could impair its ability to serve existing customers, accommodate increases in traffic volumes or result in increased derailments.

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

In recent years, there has also been significant consolidation among major North American rail carriers. The resulting merged railroads could attempt to use their size and pricing power to block other railroads’ access to efficient gateways and routing options that are currently and have been historically available. There can be no assurance that further consolidation in the railroad industry, whether in the United States or Mexico, will not have an adverse effect on the Company’s operations.

Trucking, maritime and barge competitors, while able to provide rate and service competition to the railroad industry, are able to use public rights-of-way, require substantially smaller capital investment and maintenance expenditures than railroads and allow for more frequent and flexible scheduling. Continuing competitive pressures, any reduction in margins due to competitive pressures, future improvements that increase the quality of alternative modes of transportation in the locations in which KCSM operates, or legislation or regulations that provide motor carriers with additional advantages, such as increased size of vehicles and reduced weight restrictions, could result in downward pressure on freight rates, which in turn could have a material adverse effect on the Company’s results of operations, financial condition and liquidity.

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

Through KCSM’s Concession from the Mexican government, KCSM is required to grant short and long distance trackage rights to Ferromex. Applicable law stipulates that Ferromex similarly is required to grant to KCSM rights to use portions of their tracks. These trackage rights have been granted under the Concession. The rates to be charged for use of the Trackage Rights after January 1, 2009 were agreed to by KCS and Ferromex pursuant to the Trackage Rights Agreement, dated February 9, 2010. The Trackage Rights Agreement did not establish rates that may be charged for the right to use the trackage rights for the periods beginning in 1998 through December 31, 2008.

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

KCSM’s business may be adversely affected by changes in general economic, weather and other conditions.

KCSM’s operations may be adversely affected by changes in the economic conditions of the industries and geographic areas that produce and consume the freight that KCSM transports. The relative strength or weakness of the United States and Mexican economies affects the businesses served by KCSM. Prolonged negative changes in domestic and global economic conditions or disruptions of either or both from the financial and credit markets, including the availability of short-term and long-term debt financing, may affect KCSM, as well as the producers and consumers of the commodities that KCSM transports and may have a material adverse effect on KCSM’s results of operations, financial condition and liquidity.

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

KCSM’s operations may also be affected by natural disasters or adverse weather conditions. The Company operates in and along the Gulf of Mexico, and its facilities may be adversely affected by hurricanes, floods and other extreme weather conditions that could also adversely affect KCSM’s shipping, agricultural, chemical and other customers. Significant reductions in the volume of rail shipments due to economic, weather, or other conditions could have a material adverse effect on KCSM’s business, financial condition, results of operations, and cash flows.

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

KCSM’s business is subject to regulation by international, federal, state and local regulatory agencies, including tax, environmental, health, and safety laws and regulations that could require KCSM to incur material costs or liabilities relating to tax, environmental, health, or safety compliance or remediation. KCSM’s failure to comply with these regulations could have a material adverse effect on its operations.

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

KCSM’s business is vulnerable to rising fuel costs and disruptions in fuel supplies. Any significant increase in the cost of fuel that is not adequately covered by fuel surcharges, or severe disruption of fuel supplies, would have a material adverse effect on KCSM’s business, results of operations and financial condition.

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

KCSM currently meets, and expects to continue to meet, fuel requirements for KCSM’s operations almost exclusively through purchases at market prices from PEMEX Refinación (“PEMEX”), the national oil company of Mexico, a government-owned entity exclusively responsible for the distribution and sale of diesel fuel in Mexico. KCSM is party to a fuel supply contract with PEMEX of indefinite duration based on market prices. Either party may terminate the contract upon 30 days written notice to the other at any time. If the fuel contract is terminated and KCSM is unable to acquire diesel fuel from alternate sources on acceptable terms, its operations could be materially adversely affected.

A majority of KCSM’s employees belong to labor unions. Strikes or work stoppages could adversely affect operations.

KCSM union employees are covered by one labor agreement, which was signed on June 23, 1997 between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (Mexican Railroad Union), for a term of 50 years, for the purpose of regulating the relationship between the parties and improving conditions for the union employees. As of December 31, 2010, approximately 80% of KCSM’s employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other terms are subject to negotiation every two years. Compensation terms and all other benefits, excluding the retirement benefit, covering the period from July 1, 2009 through June 30, 2010, were finalized between KCSM and the union during the second quarter of 2010. Compensation terms covering the period from July 1, 2010, through June 30, 2011, and the retirement benefit were finalized in the third quarter of 2010. The union labor negotiation with the Mexican Railroad Union has not historically resulted in any strike, boycott, or other disruption in KCSM’s business operations.

KCSM faces possible catastrophic loss and liability, and its insurance may not be sufficient to cover its damages or damages to others.

The operation of any railroad carries with it an inherent risk of catastrophe, mechanical failure, collision and property loss. In the course of KCSM’s operations, spills or other environmental mishaps, cargo loss or damage, business interruption due to political developments, as well as labor disputes, strikes and adverse weather conditions, could result in a loss of revenues or increased liabilities and costs. Collisions, environmental mishaps or other accidents can cause serious bodily injury, death and extensive property damage, particularly when such accidents occur in heavily populated areas. Additionally, KCSM’s operations may be affected from time to time by natural disasters such as earthquakes, volcanoes, floods, hurricanes or other storms. The occurrence of a major natural disaster, especially in the Mexico City area, which is the site of Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”) and significant portions of KCSM’s customer base, could have a material adverse effect on KCSM’s operations and its financial condition. KCSM maintains insurance that is consistent with industry practice in compliance with the requirements of its Concession against the accident-related risks involved in the conduct of its business, property damage and business interruption due to natural disasters. However, this insurance is subject to a number of limitations on coverage, depending on the nature of the risk insured against. This insurance may not be sufficient to cover KCSM’s damages or damages to others, and this insurance may not continue to be available at commercially reasonable rates. In addition, KCSM is subject to the risk that one or more of its insurers may become insolvent and would be unable to pay a claim that may be made in the future. Even with insurance, if any catastrophic interruption of service occurs, KCSM may not be able to restore service without a significant interruption to operations and an adverse effect on KCSM’s financial condition.

KCSM’s business may be affected by future acts of terrorism, war or other acts of violence or crime.

Terrorist attacks, such as an attack on the Company’s chemical transportation activities, any government response thereto and war or risk of war may adversely affect KCSM’s results of operations, financial condition, and cash flows. These acts may also impact the Company’s ability to raise capital or its future business opportunities. KCSM’s rail lines and facilities could be direct targets or indirect casualties of acts of terror, which could cause significant business interruption and damage to KCSM’s property. In recent years, there have been reported incidents of train-related robberies in Mexico, including incidents involving KCSM’s trains and infrastructure. Other acts of violence or crime could also adversely affect the Company’s business.

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

Downturns in the United States economy or in the trade between Mexico and the United States or Asia and fluctuations in the peso-dollar exchange rate would likely have adverse effects on KCSM’s business and results of operations.

The level and timing of KCSM’s activity is heavily dependent upon the level of Mexican-United States trade and the effects of NAFTA on such trade. KCSM’s operations depend on Mexican and United States markets for the products KCSM transports, the relative position of Mexico and the United States in these markets at any given time, and tariffs or other barriers to trade. Downturns in the Mexican or United States economies or in trade between Mexico and the United States would likely have adverse effects on KCSM’s results of operations and its ability to meet debt service obligations. In addition, KCSM has invested significant amounts in developing its intermodal operations, including the Port of Lazaro Cardenas, in part to provide Asian importers with an alternative to west coast ports of the United States, and the level of intermodal traffic depends, to an extent, on the volume of Asian shipments routed through Lazaro Cardenas. Reduction in trading volumes which may be caused by factors beyond KCSM’s control, including increased government regulations in light of recent concerns regarding the safety and quality of Asian-manufactured products, may adversely affect KCSM’s business and results of operations.

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

Fluctuations in the peso-dollar exchange rates also have an effect on KCSM’s reported operating results. A devaluation of the peso would cause reported peso-denominated revenues and expenses to decrease, and would increase reported foreign exchange loss due to the Company’s net monetary assets that are peso-denominated. Exchange rate variations also affect the calculation of taxes under Mexican income tax law, and an appreciation of the peso would cause an increase in the Company’s reported income tax provision and effective income tax rate.

Mexico may experience high levels of inflation in the future which could adversely affect KCSM’s results of operations.

Mexico has a history of high levels of inflation and may experience high inflation in the future. During most of the 1980s and during the mid and late 1990s, Mexico experienced periods of high levels of inflation. The annual rate of inflation for the last three years, as measured by changes in the National Consumer Price Index, as provided by Banco de México, were 4.4% in 2010, 3.6% in 2009 and 6.5% in 2008. A substantial increase in the Mexican inflation rate would have the effect of increasing some of KCSM’s costs, which could adversely affect its results of operations and financial condition. High levels of inflation may also affect the balance of trade between Mexico and the United States, and other countries, which could adversely affect KCSM’s results of operations.

Risk Factors Relating to Ongoing Litigation

KCSM is party to various legal proceedings and administrative actions arising in the ordinary course of business including those specifically mentioned below:

KCSM is involved in several disputes with the SCT, which if adversely resolved could have a negative impact on its business and operations.

On July 23, 2008, the SCT delivered notice to KCSM of new proceedings against KCSM, claiming, among other things, that KCSM refused to grant Ferromex access to certain trackage over which Ferromex alleges it has trackage rights on six different occasions and, thus denied Ferromex the ability to provide service to a Mexican subsidiary of a large U.S. Auto Manufacturer at this location. On August 13, 2008, KCSM filed a response to the SCT. On July 15, 2010, the SCT resolved to consolidate these six sanction proceedings into a single proceeding, determining that the actions that motivated the underlying claims constitute a single occasion. On August 19, 2010 Ferromex filed an appeal which KCSM considers to be without merit. Management believes that even if KCSM were to be found liable, a single sanction would be imposed and could be challenged in the Administrative and Fiscal Federal Court. A single sanction makes it more likely that any unfavorable resolution will not have a material impact on KCSM’s results of operations.

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

KCSM’s headquarters, which the Company leases, are located at Montes Urales 625, Col. Lomas de Chapultepec, C.P. 11000 Mexico, D.F., Mexico. KCSM also has offices, which are part of the Concession and they are located at Av. Manuel L. Barragan 4850 Norte, Colonia Hidalgo, C.P. 64420, Monterrey Nuevo Leon, Mexico.

Track Configuration

Under its Concession from the Mexican government, KCSM has the right to operate approximately 3,100 route miles, but does not own the land, roadway or associated structures and additionally has trackage rights entitling it to run its trains over 700 miles of track of other Mexican railroad operators. The Concession requires KCSM to make investments as described in a business plan filed every five years with the Mexican government. KCSM may defer capital expenditures with respect to its five-year business plan with the permission of the SCT. However, should the SCT not grant this permission, KCSM’s failure to comply with the commitments in its business plan could result in fines and ultimately the Mexican government revoking the Concession. See Item 1A, “Risk Factors —KCSM’s Concession is subject to revocation or termination in certain circumstances which would prevent KCSM from operating its railroad and would have a material adverse effect on its business and financial condition.”

Equipment Configuration

As of December 31, 2010 and 2009, KCSM leased and owned the following units of equipment:

	2010		2009
	Leased	Owned	Leased	Owned
Locomotives	105	267	105	267

Rolling Stock:
Box cars	1,293	178	1,327	178
Gondolas	2,238	1,506	2,261	1,698
Hoppers	1,503	328	1,564	331
Flat cars (intermodal and other)	108	438	311	436
Auto racks	1,541	—	1,548	—
Tank cars	681	—	501	—
Other	—	—	—	48

Total	7,364	2,450	7,512	2,691

Average Age (in Years) of Leased and Owned Locomotives:	2010	2009
Road locomotives	12.9	11.9
All locomotives	17.9	16.9

Property and Facilities

KCSM operates numerous facilities, including terminals for intermodal and other freight, rail yards for train-building, switching, storage-in-transit (the temporary storage of customer goods in rail cars prior to shipment) and other activities; offices to administer and manage operations; dispatch centers to direct traffic on the rail network; crew quarters to house train crews along the rail line; and shops and other facilities for fueling, maintenance, and repair of locomotives and maintenance of freight cars and other equipment.

Capital Expenditures

The Company’s cash capital expenditures for the two years ended December 31, 2010 and 2009, and planned 2011 capital expenditures are included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures”. See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Capitalization, Depreciation and Amortization of Property and Equipment, Including Concession Assets” regarding the Company’s policies and guidelines related to capital expenditures.

Item 3.	Legal Proceedings

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. For more information on legal proceedings, see Item 1A, “Risk Factors — Risks Factors Relating to Ongoing Litigation” and Item 8, “Financial Statements and Supplementary Data — Note 12 Commitments and Contingencies.”

Item 4.	Removed and Reserved

Part II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no public trading market for KCSM’s equity securities. All of its equity securities are indirectly owned by KCS.

Dividend Policy

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

During the first quarter of 2010, the Company elected to change its accounting policy for rail grinding costs from a capitalization method to a direct expense method. Comparative financial information for all prior periods has been adjusted to reflect the retroactive application of this change in accounting principle. See also Note 2 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further details of this change in accounting policy.

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

EXECUTIVE SUMMARY

2010 Financial Overview

This year brought the return of substantial volume on the KCSM network as the general economy improved and KCSM continued to execute on its plans to grow its business through increasing its customer base, improving service, and converting traffic from truck to rail. The Company’s cost control program, initiated in 2009 in response to the downturn in the economy, allowed KCSM to accommodate this growth with only moderate resource additions and virtually no negative impact to the level of service delivered to customers. Volumes and revenue increased in spite of Hurricane Alex, which made landfall on June 30, 2010, causing widespread damage and flooding in central and northeastern Mexico. The hurricane resulted in extensive damage to KCSM’s track and bridge infrastructures, and also caused multiple track-related incidents and significantly disrupted the Company’s rail service for nearly a month.

The Company reported consolidated net income of $63.8 million for the year ended December 31, 2010, compared to $6.4 million for 2009. Revenue in 2010 increased 29% over 2009. This increase was driven primarily by the increase in carload/unit volumes resulting from both the improvement in the economy and the conversion of traffic to rail, positive pricing impacts and increased fuel surcharge. Operating expenses increased 11% compared to the same period in 2009. The Company was able to leverage its cost control program as operating expenses as a percentage of revenues declined to 70.9% for 2010 as compared to 82.3% in 2009.

During 2010, the Company continued to focus on improving its financial condition and liquidity position. Cash generated from operations and the proceeds from capital contribution from the Company’s shareholders funded debt reductions of $211.5 million. The Company also increased future financial flexibility by extending debt maturities through significant debt refinancing and establishment of a $100.0 million credit facility.

RESULTS OF OPERATIONS

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

The following summarizes KCSM’s consolidated income statement components (in millions):

	2010	2009	Change Dollars
Revenues	$794.7	$616.0	$178.7
Operating expenses	563.1	507.2	55.9

Operating income	231.6	108.8	122.8
Equity in net earnings of unconsolidated affiliates	6.6	2.9	3.7
Interest expense	(97.8)	(110.1)	12.3
Debt retirement costs	(52.5)	(0.6)	(51.9)
Foreign exchange gain	4.9	2.2	2.7
Other income, net	2.3	3.1	(0.8)

Income before income taxes	95.1	6.3	88.8
Income tax expense (benefit)	31.3	(0.1)	31.4

Net income	$63.8	$6.4	$57.4

Revenues

The following table summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
Chemical and petroleum	$168.0	$139.4	21%	96.8	88.8	9%	$1,736	$1,570	11%
Industrial and consumer products	187.6	154.5	21%	150.6	134.3	12%	1,246	1,150	8%
Agriculture and minerals	201.8	166.6	21%	121.5	114.8	6%	1,661	1,451	14%

Total general commodities	557.4	460.5	21%	368.9	337.9	9%	1,511	1,363	11%
Coal	14.7	12.9	14%	18.2	16.4	11%	808	787	3%
Intermodal	115.4	78.4	47%	324.4	228.2	42%	356	344	4%
Automotive	91.3	50.4	81%	64.8	47.7	36%	1,409	1,057	33%

Subtotal	778.8	602.2	29%	776.3	630.2	23%	$1,003	$956	5%

Other revenue	15.9	13.8	15%

Total revenues (i)	$794.7	$616.0	29%

(i) Included in revenues:
Fuel surcharge	$81.9	$49.8

Freight revenues include both revenue for transportation services and fuel surcharges. For the year ended December 31, 2010, revenues increased $178.7 million compared to 2009, primarily due to the overall increase in carload/unit volumes resulting from the improvement in the economy and the conversion of traffic to rail, positive pricing impacts and increased fuel surcharge. In addition, revenues increased due to fluctuations in the value of the U.S. dollar against the value of the Mexican peso for revenues denominated in Mexican pesos. In the third quarter of 2010, revenues for certain commodity groups were affected by Hurricane Alex as customers were required to use alternate carriers or modes of transportation until rail service was restored. The Company currently estimates the related effect on its third quarter 2010 financial results was approximately $28.0 million of lost revenue before related avoided costs. Revenue per carload/unit increased by 5.0% for the year ended December 31, 2010, compared to the same period in 2009, reflecting favorable commodity mix in addition to the factors discussed above.

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

The following discussion provides an analysis of revenues by commodity group:

Revenues by Commodity Group for 2010

Chemical and petroleum. Revenues increased $28.6 million for the year ended December 31, 2010 compared to 2009, primarily due to increases in volume and pricing. Volume increased as a result of an increase in petroleum revenues due to a Mexican government initiated oil export program. Additionally, plastic product shipments increased primarily due to conversion from truck traffic to rail and higher demand.

Industrial and consumer products. Revenues increased $33.1 million for the year ended December 31, 2010 compared to 2009, primarily due to increases in volume, fuel surcharge and pricing. Metals and scrap business growth was primarily due to growing demand for slab and steel coil. This growth was partially offset by a decrease in beer volumes due to a change in a customer’s distribution network.

Agricultural and mineral. Revenues increased $35.2 million for the year ended December 31, 2010 compared to 2009, due to increases in price and volume. Food products showed continued strength primarily due to increased distiller dried grain shipments from the United States. Grain revenue increased in the first half of 2010 as a portion of the traffic lost to vessel in 2009 was converted back to rail in 2010.

Coal. Revenues increased $1.8 million for the year ended December 31, 2010 compared to 2009, as increases in volume and fuel surcharge were offset by a decrease in the average length of haul.

Intermodal. Revenues increased $37.0 million for the year ended December 31, 2010 compared to 2009, primarily due to an increase in volume. Growth was driven by increased automotive parts traffic, conversion of cross border truck traffic to rail, trans-Pacific container volume, the emergence of cross border international cargo and improvement in the economy.

Automotive. Revenues increased $40.9 million for the year ended December 31, 2010 compared to 2009, primarily due to increases in volume and pricing. The volume increase was driven by strong year over year growth in North American automobile sales, a shift in production from the United States to Mexico and new cross border vehicle routings.

Operating Expenses

Operating expenses, as shown below (in millions), increased $55.9 million for the year ended December 31, 2010, when compared to 2009, primarily due to increased carload/unit volumes and the effect of fluctuations in the value of the U.S. dollar against the value of the Mexican peso for operating expenses denominated in Mexican pesos.

	2010	2009	Change
			Dollars	Percent
Compensation and benefits	$90.1	$77.4	$12.7	16%
Purchased services	126.7	110.4	16.3	15%
Fuel	119.2	86.9	32.3	37%
Equipment costs	78.1	87.3	(9.2)	(11)%
Depreciation and amortization	94.0	102.3	(8.3)	(8)%
Materials and other	55.0	42.9	12.1	28%

Total operating expenses	$563.1	$507.2	$55.9	11%

Compensation and benefits. Compensation and benefits increased $12.7 million for the year ended December 31, 2010, compared to 2009, primarily due to increases in annual wage and salary rates, annual incentive compensation expense and statutory profit sharing. In addition, compensation and benefits increased due to fluctuations in the value of the U.S. dollar against the value of the Mexican peso. These increases were partially offset by the decrease in post-employment benefit obligations as a result of the completion of negotiations with the labor union in the third quarter of 2010.

Purchased services. Purchased services expense increased $16.3 million for the year ended December 31, 2010, compared to 2009. The Company recognized a deferred credit of $6.1 million related to the partial cancellation of a maintenance contract in third quarter of 2009. In addition, purchased services increased due to increases in corporate expenses, volume-sensitive costs primarily security, terminal services and joint facilities. These increases were partially offset by lower locomotive maintenance as a result of a newer locomotive fleet and having fewer locomotives covered by maintenance agreements.

Fuel. Fuel expense increased $32.3 million for the year ended December 31, 2010, compared to 2009. The increase was driven by higher consumption due to the increase in traffic volume, higher fuel prices and fluctuations in the value of the U.S. dollar against the value of the Mexican peso.

Equipment costs. Equipment costs decreased $9.2 million for the year ended December 31, 2010, compared to 2009, primarily due to a decrease in freight car lease expense which was partially offset by the use of other railroads’ freight cars.

Depreciation and amortization. Depreciation and amortization expense decreased $8.3 million for the year ended December 31, 2010, compared to 2009, primarily due to extending the estimated useful lives of certain concession assets, which was effective October 1, 2009 and a change in estimate related to locomotives, which was effective October 1, 2010. These decreases were partially offset by higher depreciation expense due to a larger asset base. Depreciation expense on the asset base as of year-end 2010 is expected to be lower on an annual basis by approximately $13.0 million as a result of the change in locomotive rates.

Materials and other. Materials and other expenses increased $12.1 million for the year ended December 31, 2010, compared to 2009, primarily due an increase in other leases expense, roadway materials and other employee expenses.

Non-Operating Expenses

Equity in net earnings of unconsolidated affiliates. Equity in earnings from unconsolidated affiliates was $6.6 million and $2.9 million for the years ended December 31, 2010 and 2009, respectively. Significant components of this change were as follows:

•	KCSM’s equity in earnings of FTVM increased by $1.9 million for the year ended December 31, 2010, compared to 2009, primarily due to an increase in volumes.

•

KCSM’s equity in earnings of Mexrail, Inc. (“Mexrail”) increased by $1.8 million for the year ended December 31, 2010, compared to 2009, primarily due to an increase in carload/unit volumes during the first half of 2010. On June 30, 2010, KCSM sold its 49% ownership interest in Mexrail to Kansas City Southern for $41.0 million based upon an independent valuation, which resulted in a gain of $0.7 million.

Interest expense. Interest expense decreased $12.3 million for the year ended December 31, 2010, compared to 2009, primarily due to lower average debt balances and interest rates. In addition, in the second quarter of 2009, the Company recognized interest expense related to an unfavorable litigation outcome.

Debt retirement costs. Debt retirement costs increased $51.9 million for the year ended December 31, 2010, compared to 2009. On December 20, 2010, KCSM purchased $142.6 million principal amount of the 7 5/8% Senior Notes due December 2013 (the “7 5/8% Senior Notes”) and $31.9 million principal amount of the 12 1/2% Senior Notes due April 2016 (the “12 1/2% Senior Notes”) and recognized debt retirement costs of $19.0 million related to the tender premiums, the write-off of unamortized debt issuance costs and original issue discount. On September 30, 2010, KCSM redeemed the remaining $63.7 million principal amount of the 9 3/8% senior notes due 2012 (the “9 3/8% Senior Notes”) and recognized debt retirement costs of $1.9 million related to the call premium and the write-off of unamortized debt issuance costs. On June 4, 2010, KCSM redeemed $100.0 million principal amount of the 9 3/8% Senior Notes and $70.0 million principal amount of the 12 1/2% Senior Notes, and paid $11.1 million of call premiums, and other expenses related to the redemptions. In addition, the Company wrote-off $5.6 million of unamortized debt issuance costs and original issue discount associated with the redemption of the notes. In the first quarter of 2010, KCSM purchased $296.3 million of the 9 3/8% Senior Notes. The Company recorded debt retirement costs of $14.9 million related to the tender premium and the write-off of unamortized debt issuance costs. In March 2009, KCSM repaid all amounts outstanding under its Credit Agreement and upon termination, wrote-off $0.6 million of unamortized debt issuance costs related to this debt.

Foreign exchange. Fluctuations in the value of the U.S. dollar against the value of the Mexican peso for the years ended December 31, 2010 and 2009, resulted in foreign exchange gains of $4.9 million and $2.2 million, respectively.

Other income, net. Other income, net decreased $0.8 million for the year ended December 31, 2010, compared to 2009. This decrease was primarily attributable to lower miscellaneous interest income, partially offset by a gain on sale of Mexrail recognized in the second quarter of 2010.

Income tax expense (benefit). For the year ended December 31, 2010, the Company’s income tax expense was $31.3 million, an increase of $31.4 million as compared to a benefit of $0.1 million for 2009. The effective income tax rate was 32.9% for the year ended December 31, 2010, as compared to (1.6%) for 2009. The changes in income tax expense and the effective tax rate were primarily due to higher pre-tax income, the recognition of a tax benefit in 2009 for the change in the Mexican statutory tax rates, foreign exchange rate fluctuations and inflation, partially offset by the reduction of a deferred tax asset valuation allowance in 2010 and a tax benefit from the June 2010 Mexrail sale.

LIQUIDITY AND CAPITAL RESOURCES

Overview

During 2010, the Company continued to improve its financial strength and flexibility by reducing leverage, lowering interest payments, extending debt maturities, and improving liquidity. In 2010, the Company used $95.0 million of proceeds from a capital contribution from the Company’s shareholders, $17.4 million from a borrowing from a wholly-owned subsidiary of KCS and cash on hand to redeem $147.8 million principal amount of senior unsecured debt. The Company used operating cash flows to redeem the remaining $63.7 million principal amount of the 9 3/8% Senior Notes. In addition, the Company completed several debt refinancing transactions which extended debt maturities and reduced future interest expense. These actions have improved KCSM’s debt to capitalization ratio (total debt as a percentage of total debt plus total equity) to 38.3% at December 31, 2010 as compared to 46.1% at December 31, 2009. In addition, the Company improved future liquidity by establishing a new $100.0 million revolving credit facility maturing on August 31, 2013. On December 31, 2010, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was $137.0 million, compared to available liquidity at December 31, 2009 of $92.6 million.

KCSM’s primary uses of cash are to support operations; maintain and improve its railroad; pay debt service; acquire new and maintain existing locomotives, rolling stock and other equipment; and meet other obligations. KCSM’s cash flow from operations has historically been sufficient to fund operations, maintenance capital expenditures and debt service. External sources of cash (principally bank debt, public and private debt and leases) have historically been used to refinance existing indebtedness and to fund acquisitions, new investments and equipment additions. In 2010, the Company’s cash flows from operations was sufficient to fund capital expenditures and other investing activities and reduce debt.

The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt capital markets, and other available financing resources will be sufficient to fund anticipated operating, capital and debt service requirements and other commitments in the foreseeable future.

KCSM’s primary sources of liquidity are cash flows generated from operations, access to debt capital markets and borrowings under its revolving credit facility and, in 2010, a cash infusion from shareholders. Although KCSM has had adequate access to the debt capital markets, as a non-investment grade company, the financial terms under which funding is obtained often contain restrictive covenants. KCSM’s debt, including its credit facility, contains covenants that constrain financial flexibility by restricting or prohibiting certain actions, including the ability to incur additional debt for any purpose other than refinancing existing debt, create or suffer to exist additional liens, make prepayments of particular debt, pay dividends on common stock, make investments, engage in transactions with stockholders and affiliates, sell certain assets, and engage in mergers and consolidations or in sale leaseback transactions. These restrictions, however, are subject to a number of qualifications and exceptions that provide the Company with varying levels of additional borrowing capacity. The Company was in compliance with all of its debt covenants as of December 31, 2010.

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

Standard & Poor’s Rating Services (“S&P”) and Moody’s Investors Service (“Moody’s”) each rate the debt and corporate credit of KCSM as noninvestment grade and provide their view of KCSM’s outlook. On November 15, 2010, Moody’s raised certain ratings of KCSM. These ratings and outlooks change from time to time and can be found on the websites of S&P and Moody’s.

Cash Flow Information

The following table summarizes cash flow data for the years ended December 31, 2010 and 2009 (in millions):

	2010	2009
Cash flows provided by (used for):
Operating activities	$171.7	$141.4
Investing activities	(49.9)	(149.3)
Financing activities	(177.4)	61.6

Net increase (decrease) in cash and cash equivalents	(55.6)	53.7
Cash and cash equivalents beginning of year	92.6	38.9

Cash and cash equivalents end of year	$37.0	$92.6

During 2010, cash and cash equivalents decreased $55.6 million as increased cash flows from operating activities were used to fund net investing activities, and together with the proceeds of a capital contribution from the Company’s shareholders, to refinance and reduce outstanding debt.

Operating Cash Flows. Net operating cash inflows for 2010 increased $30.3 million to $171.7 million. The increase in operating cash flows was primarily the result of increased net income from higher carload/unit volumes due to the improvement in the economy and the Company’s cost control program.

Investing Cash Flows. Net investing cash outflows were $49.9 million and $149.3 million during 2010 and 2009, respectively. This $99.4 million decrease was primarily due to net proceeds received from repayment of a related company loan, proceeds from the sale of KCSM’s 49% ownership interest in Mexrail, and lower capital expenditures. The decrease was partially offset by the acquisition of an intermodal facility in Mexico in the first quarter of 2010. Additional information regarding capital expenditures is provided below.

Financing Cash Flows. Net financing cash inflows were generated from the issuance of long-term debt, proceeds from related company debt and a capital contribution from the Company’s shareholders. Financing cash outflows were used for the repayment of debt and associated costs and capital reductions paid to the Company’s shareholders. Financing cash flows for 2010 and 2009 are discussed in more detail below:

•

Net financing cash outflows for 2010 were $177.4 million. During 2010, the Company repaid $715.8 million of outstanding debt and paid $54.7 million in debt costs. During the year, the Company received net proceeds of $480.7 million from the issuance of the 6 5/8% Senior Notes and the 8.0% Senior Notes and $17.4 million from a borrowing from a wholly-owned subsidiary of KCS. In addition, KCSM received $95.0 million of proceeds from a capital contribution from the Company’s shareholders.

•

Net financing cash inflows for 2009 were $61.6 million. During 2009, the Company received net proceeds of $189.0 million from the issuance of the 12 1/2% Senior Notes and proceeds of $21.6 million from a borrowing from a wholly-owned subsidiary of KCS, partially offset by the capital reduction paid to the Company’s shareholders and repayment of borrowings under its prior credit agreement, which was terminated.

Capital Expenditures

KCSM has funded, and expects to continue to fund, capital expenditures with funds from operating cash flows, equipment leases, and debt and equity financing.

The following table summarizes the capital expenditures by type for the years ended December 31, 2010 and 2009 (in millions):

	2010	2009
Roadway capital program	$73.8	$65.7
Equipment	5.6	8.8
Information technology	5.6	2.9
Other	28.6	13.9

Total capital expenditures (accrual basis)	113.6	91.3
Change in capital accruals	(12.6)	37.3

Total cash capital expenditures	$101.0	$128.6

Generally, the Company’s capital program consists of capital replacement. For 2011, internally generated cash flows are expected to fund cash capital expenditures, currently estimated to be at least $126.0 million.

KCSM’s minimum investments obligation

The Concession requires KCSM to make investments and undertake capital projects, including capital projects described in a business plan filed every five years with the SCT. KCSM’s minimum investment obligations for the remaining two years of the current business plan are as follows: $126.0 million and $132.0 million for 2011 and 2012, respectively.

The following table summarizes certain property statistics as of December 31:

	2010	2009
Track miles of rail installed (a)	30	18
Cross ties installed	319,527	268,201

(a)	The increase in rail installed in 2010 reflects additional capital activities due to the improvement of economic conditions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

KCSM’s accounting and financial reporting policies are in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management believes that the following accounting policies and estimates are critical to an understanding of KCSM’s historical and future performance. Management has discussed the development and selection of the following critical accounting estimates with the Audit Committee of KCS’s Board of Directors and the Audit Committee has reviewed the selection, application and disclosure of the Company’s critical accounting policies and estimates.

Capitalization, Depreciation and Amortization of Property and Equipment (including Concession Assets)

Due to the highly capital intensive nature of the railroad industry, capitalization and depreciation of property and equipment is a substantial portion of KCSM’s financial statements. Property and equipment, including Concession assets, comprised approximately 84% of KCSM’s total assets as of December 31, 2010, and related depreciation and amortization comprised approximately 17% of total operating expenses for the year ended December 31, 2010.

KCSM’s annual capital expenditures are primarily for capital replacement programs which are generally constructed by employees. KCSM capitalizes costs for self-constructed additions and improvements to property including direct labor and material, indirect overhead costs, and interest during long-term construction projects. Direct costs are charged to capital projects based on the work performed and the material used. Indirect overhead costs are allocated to capital projects as a standard percentage, which is evaluated annually, and applied to direct labor and material costs. Asset removal costs are estimated based on a standard cost of labor to install capital replacement assets. For purchased assets, all costs necessary to make the asset ready for its intended use are capitalized. Expenditures that significantly increase asset values or extend useful lives are capitalized. Repair and maintenance costs are expensed as incurred.

Properties and equipment are carried at cost and are depreciated primarily on the group method of depreciation, which the Company believes closely approximates a straight line basis over the estimated useful lives measured in years. Costs incurred by the Company to acquire the Concession rights and related assets, as well as subsequent improvements to the concession assets, are capitalized and amortized over the lesser of the current expected Concession term, including probable renewal, or the estimated useful lives of the assets and rights. Remaining properties, primarily technology and leasehold improvements, are depreciated using the straight line method over the lesser of estimated useful or lease lives.

KCSM follows the group method of depreciation which applies a composite rate to classes of similar assets rather than to individual assets. Composite depreciation rates are based upon the Company’s estimates of the expected average useful lives of assets as well as expected net salvage value at the end of their useful lives. In developing these estimates, the Company utilizes periodic depreciation studies performed by an independent engineering firm. Depreciation rate studies are performed every three years for equipment and every six years for road property (rail, ties, ballast, etc.). The depreciation studies take into account factors such as:

•	Statistical analysis of historical patterns of use and retirements of each asset class;

•	Evaluation of any expected changes in current operations and the outlook for the continued use of the assets;

•	Evaluation of technological advances and changes to maintenance practices; and

•	Historical and expected salvage to be received upon retirement.

The depreciation studies may also indicate that the recorded amount of accumulated depreciation is deficient or in excess of the amount indicated by the study. Any such deficiency or excess is amortized as a component of depreciation expense over the remaining useful lives of the affected asset class, as determined by the study. The Company also monitors these factors in non-study years to determine if adjustments should be made to depreciation rates.

Also under the group method of depreciation, the cost of railroad property and equipment (net of salvage or sales proceeds) retired or replaced in the normal course of business is charged to accumulated depreciation with no gain or loss recognized. The cost of the property and equipment retired is based on actual historical costs. Gains or losses on dispositions of land or non-railroad property and abnormal retirements of railroad property are recognized through income. A retirement of railroad property would be considered abnormal if the cause of the retirement is unusual in nature and its actual life is significantly shorter than what would be expected for that group based on the depreciation studies. An abnormal retirement could cause the Company to reevaluate the estimated useful life of the impacted asset class. There were no significant gains or losses from abnormal retirements of property or equipment for the years ended December 31, 2010 or 2009, respectively.

Effective as of October 1, 2010, the Company reduced depreciation rates on certain locomotive assets based on reassessment of the adequacy of the accumulated depreciation reserves. Depreciation expense on the asset base as of year-end 2010 will be lower on an annual basis by approximately $13.0 million as a result of the change in locomotive rates.

During the year ended December 31, 2009, KCSM engaged an independent engineering firm to assist management in performing a depreciation study on equipment as well as to assess the adequacy of the accumulated reserves for road property. The results of the study determined that overall KCSM’s depreciation rates should be lowered to better reflect asset usage and replacement patterns. This change in accounting estimate was implemented effective January 1, 2009. The full year reduction of depreciation expense in 2009 resulting from the change in depreciation and amortization rates was $1.9 million.

During the year ended December 31, 2009, KCSM extended its useful life estimates for its Concession assets. At the time the Concession was granted, because there was no previous experience with the Mexican government granting railroad concessions to private companies and due to the lack of experience in working with the SCT and operating under the Concession rights, the Company used the shorter of the estimated useful life of the underlying assets or the current Concession term, which ends in 2047, as the useful life estimate for Concession assets. As part of the Company’s on-going assessment of useful lives of property, a determination was made in the fourth quarter of 2009 that it was probable that the Concession would be renewed for an additional 50-year term at the end of the current term. The evaluation of the useful lives of Concession assets considered the aggregation of the following facts and circumstances:

•

KCSM operations are an integral part of the KCS operations strategy, and related investment analyses and operational decisions assume that the Company’s cross-border rail business operates into perpetuity, and do not assume that Mexico operations terminate at the end of the current Concession term;

•

The Company’s executive management is dedicated to ensuring compliance with the various provisions of the Concession agreement and positive relationships with the SCT and other Mexican federal, state, and municipal governmental authorities;

•

During the time since the Concession was granted, the relationships between KCSM and the various Mexican governmental authorities have matured and the guidelines for operating under the Concession have become more defined with experience;

•	Specifically in late 2009, the Company saw meaningful improvements in its relations with the SCT as well as other government authorities; and

•	There are no known supportable sanctions or compliance issues that would cause the SCT to revoke the Concession or prevent KCSM from renewing the Concession.

Based on the above factors, the Company determined that it was probable that the Concession would be renewed for an additional 50-year term beyond the current term, and that the capital assets required to operate under the Concession would be depreciated over the shorter of the asset group’s useful life or the current Concession term plus one additional 50-year term, effective as of October 1, 2009. Considering the asset base in service at the time of this reassessment, this lengthening of the assumed Concession term reduced annual depreciation expense by approximately $10.4 million.

KCSM has continued to monitor its relationship with the SCT and other Mexican governmental authorities and compliance with terms of the Concession. As of December 31, 2010, KCSM continues to believe that it is probable that the Concession will be renewed for an additional 50-year term at the end of the current term.

Estimation of the average useful lives of assets and net salvage values require significant management judgment. Estimated average useful lives may vary over time due to changes in physical use, technology, asset strategies and other factors that could have an impact on the retirement experience of the asset classes. Accordingly, changes in the asset’s estimated useful lives could materially impact future period’s depreciation expense. Depreciation and amortization expense for the year ended December 31, 2010 was $94.0 million. If the weighted average useful lives of assets were changed by one year, annual depreciation and amortization expense would change approximately $2.9 million.

Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. Future cash flow estimates for an impairment review would be based on the lowest level of identifiable cash flows. As of December 31, 2010, there are no indicators of impairment.

Provision for Income Taxes

Deferred income taxes represent a substantial net liability of the Company. For financial reporting purposes, management determines the current tax liability, as well as deferred tax assets and liabilities, in accordance with the liability method of accounting for income taxes. The provision for income taxes is the sum of income taxes both currently payable and deferred into the future. Currently payable income taxes represent the liability related to the income tax returns for the current year and anticipated tax payments resulting from income tax audits while the net deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reported on the balance sheet. The changes in deferred tax assets and liabilities are determined based upon the changes in differences between the carrying amount of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes as measured using the enacted tax rates that management estimates will be in effect when these differences reverse.

In addition to estimating the future tax rates applicable to the reversal of tax differences, management must make certain assumptions regarding whether tax differences are permanent or temporary. If the differences are temporary, management must estimate the timing of their reversal, and whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets of the Company. The tax provision has additional complexities such as the impacts of exchange rate variations and inflation, both of which can have a significant impact on the calculations. Finally, the Company is required to pay the greater of income tax or the Entrepreneurial Tax of Unique Rate (referred to by its Spanish acronym, IETU or Flat Tax) annually. Accordingly, management believes that the estimates related to the provision for income taxes are critical to the Company’s results of operations.

The general principles and complexities of income tax accounting apply to the calculation of the statutorily required employee profit sharing expense, current liability and deferred liability. The employee profit sharing expense is recorded within compensation and benefits in the consolidated statement of income.

For the year ended December 31, 2010, income tax expense totaled $31.3 million. For every 1% change in the 2010 effective rate, income tax expense would have changed by approximately $1.0 million. If the exchange rate used at the end of 2010 increased by Ps.0.10 from Ps.12.4 per U.S. dollar to Ps.12.5 per U.S. dollar, the tax expense would have decreased by approximately $1.1 million. For an increase of 1% in the Mexican inflation rate, the tax expense would have increased by approximately $0.3 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

KCSM utilizes various financial instruments that have certain inherent market risks. These instruments have not been entered into for trading purposes. The following information, together with Note 13 to the Consolidated Financial Statements in Item 8 of this Form 10-K, describes the key aspects of certain financial instruments that have market risk to KCSM.

Based upon the borrowing rates available to KCSM for indebtedness with similar terms and average maturities, the fair value of debt was approximately $981.2 million and $1,170.0 million at December 31, 2010 and 2009, respectively, compared with a carrying value of $924.6 million and $1,136.1 million at December 31, 2010 and 2009, respectively.

Commodity Price Sensitivity. KCSM periodically participates in diesel fuel purchase commitment and swap transactions. At December 31, 2010 and 2009, KCSM did not have any outstanding fuel swap agreements. The Company also holds fuel inventories for use in operations. These inventories are not material to KCSM’s overall financial position. Fuel costs are expected to reflect market conditions in 2011, however, fuel costs are unpredictable and subject to a variety of factors outside the Company’s control. KCSM is able to reduce the impact of increased fuel costs through fuel surcharge revenues from customers. Assuming annual consumption of 55 million gallons, a 10 cent change in the price per gallon of fuel would cause a $5.5 million change in operating expenses.

Foreign Exchange Sensitivity. KCSM uses the dollar as its functional currency. The Company’s results of operations reflect revaluation gains and losses that KCSM records in the process of remeasuring certain transactions from pesos to dollars. Therefore, the Company has exposure to fluctuations in the value of the peso. KCSM manages this risk by monitoring its peso denominated cash inflows and outflows. For example, a hypothetical 10% increase in the U.S. dollar to the Mexican pesos exchange rate on net peso denominated monetary assets of Ps.570.5 million would result in a foreign exchange loss of approximately $4.2 million, and a 10% decrease in the exchange rate would result in a foreign exchange gain of approximately $5.0 million.

Inflation risk. U.S. generally accepted accounting principles require the use of historical cost, which does not reflect the effects of inflation on the replacement cost of property. Due to the capital intensive nature of the Company’s business, the replacement cost of its assets would be substantially greater than the amounts reported under the historical cost basis.

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page
Consolidated Financial Statements:
Management’s Report on Internal Control Over Financial Reporting	30
Report of KPMG LLP, Independent Registered Public Accounting Firm, regarding the Company’s Consolidated Financial Statements for the years ended December 31, 2010, 2009 and 2008	31
Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008	32
Consolidated Balance Sheets at December 31, 2010 and 2009	33
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	34
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2010, 2009 and 2008	35
Notes to Consolidated Financial Statements	36

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

Under the supervision and participation of the Company’s President and Executive Representative and the Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (commonly referred to as the COSO framework). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010, based on the criteria outlined in the COSO framework.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the annual report on form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Kansas City Southern de México, S.A. de C.V.:

We have audited the accompanying consolidated balance sheets of Kansas City Southern de México, S.A. de C.V. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kansas City Southern de México, S.A. de C.V. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Kansas City, Missouri

February 9, 2011

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Statements of Income

Years Ended December 31,

	2010	2009	2008
	(In millions)
Revenues	$794.7	$616.0	$818.5

Operating expenses:
Compensation and benefits	90.1	77.4	106.5
Purchased services	126.7	110.4	138.3
Fuel	119.2	86.9	112.6
Equipment costs	78.1	87.3	100.2
Depreciation and amortization	94.0	102.3	103.1
Materials and other	55.0	42.9	43.6

Total operating expenses	563.1	507.2	604.3

Operating income	231.6	108.8	214.2
Equity in net earnings of unconsolidated affiliates	6.6	2.9	7.4
Interest expense	(97.8)	(110.1)	(86.6)
Debt retirement costs	(52.5)	(0.6)	—
Foreign exchange gain (loss)	4.9	2.2	(21.3)
Other income, net	2.3	3.1	2.9

Income before income taxes	95.1	6.3	116.6
Income tax (benefit) expense	31.3	(0.1)	14.9

Net income	$63.8	$6.4	$101.7

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Balance Sheets

December 31,

	2010	2009
	(In millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$37.0	$92.6
Accounts receivable, net	83.7	61.6
Related company receivables	18.8	16.8
Materials and supplies	35.1	37.4
Deferred income taxes	109.2	117.3
Other current assets	93.4	48.9

Total current assets	377.2	374.6
Investments	12.1	46.8
Property and equipment (including concession assets), net	2,276.2	2,239.7
Related company receivable	—	31.1
Other assets	33.5	25.3

Total assets	$2,699.0	$2,717.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$11.2	$11.0
Accounts payable and accrued liabilities	152.0	112.7
Related company payables	2.4	27.1

Total current liabilities	165.6	150.8
Long-term debt	874.4	1,103.5
Related company debt	39.0	21.6
Deferred income taxes	42.6	16.8
Other noncurrent liabilities and deferred credits	87.7	94.5

Total liabilities	1,209.3	1,387.2

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 4,785,510,235 shares authorized, issued without par value	602.3	507.3
Additional paid-in capital	243.6	243.6
Retained earnings	646.6	582.8
Accumulated other comprehensive loss	(2.8)	(3.4)

Total stockholders’ equity	1,489.7	1,330.3

Total liabilities and stockholders’ equity	$2,699.0	$2,717.5

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,

	2010	2009	2008
	(In millions)
Operating activities:
Net income	$63.8	$6.4	$101.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94.0	102.3	103.1
Deferred income taxes (benefit)	31.3	(0.1)	14.9
Equity in undistributed earnings of unconsolidated affiliates	(6.6)	(2.9)	(7.4)
Deferred compensation	5.1	3.2	(1.9)
Distributions from unconsolidated affiliates	1.5	3.0	7.2
Cash payments related to hurricane damage	(26.4)	—	—
Insurance proceeds related to hurricane damage	8.2	—	—
Gain on sale of Mexrail, Inc.	(0.7)	—	—
Debt retirement cost	52.5	0.6	—
Changes in working capital items:
Accounts receivable	(21.6)	(1.4)	39.0
Related companies	(27.0)	28.0	(60.8)
Materials and supplies	3.1	(12.7)	3.7
Other current assets	(21.9)	12.6	(12.0)
Accounts payable and accrued liabilities	16.6	(3.3)	(22.2)
Other, net	(0.2)	5.7	(5.9)

Net cash provided by operating activities	171.7	141.4	159.4

Investing activities:
Capital expenditures	(101.0)	(128.6)	(229.8)
Acquisition of an intermodal facility, net of cash acquired	(25.0)	—	—
Insurance proceeds related to hurricane damage	1.8	—	—
Proceeds from disposal of property	2.5	6.1	1.1
Proceeds and repayments of loan to/from a related company	31.4	(27.5)	—
Proceeds from sale of Mexrail, Inc.	41.0	—	—
Other, net	(0.6)	0.7	(1.0)

Net cash used for investing activities	(49.9)	(149.3)	(229.7)

Financing activities:
Proceeds from issuance of long-term debt	480.7	189.0	125.0
Proceeds from issuance of related company debt	17.4	21.6	—
Repayment of long-term debt	(715.8)	(40.6)	(24.6)
Debt costs	(54.7)	(4.2)	(1.0)
Dividends paid	—	(3.2)	(7.1)
Pro-rata contribution on (distribution of) common stock	95.0	(101.0)	—

Net cash provided by (used for) financing activities	(177.4)	61.6	92.3

Cash and cash equivalents:
Net increase (decrease) during each year	(55.6)	53.7	22.0
At beginning of year	92.6	38.9	16.9

At end of year	$37.0	$92.6	$38.9

Supplemental cash flow information:
Non-cash investing activities and financing activities:
Capital expenditures accrued but not yet paid	$23.6	$11.0	$48.3
Capital lease obligations incurred	—	—	7.5
Cash payments:
Interest	$91.2	$98.5	82.8

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In millions)
Balance at December 31, 2007	$608.3	$243.6	$485.0	$(0.8)	$1,336.1
Comprehensive income:
Net income	—	—	101.7	—	101.7
Adjustment to prior service cost	—	—	—	0.8	0.8
Cumulative translation adjustment—FTVM, net of tax of $1.1 million	—	—	—	(2.9)	(2.9)

Comprehensive income	—	—	101.7	(2.1)	99.6
Dividends declared	—	—	(7.1)	—	(7.1)

Balance at December 31, 2008	608.3	243.6	579.6	(2.9)	1,428.6
Comprehensive income:
Net income	—	—	6.4	—	6.4
Cumulative translation adjustment—FTVM	—	—	—	(0.5)	(0.5)

Comprehensive income	—	—	6.4	(0.5)	5.9
Dividends declared			(3.2)		(3.2)
Capital reduction—prorata reduction of common stock	(101.0)	—	—	—	(101.0)

Balance at December 31, 2009	507.3	243.6	582.8	(3.4)	1,330.3
Comprehensive income:
Net income	—	—	63.8	—	63.8
Cumulative translation adjustment—FTVM	—	—	—	0.6	0.6

Comprehensive income	—	—	63.8	0.6	64.4
Capital contribution—pro-rata increase of common stock	95.0	—	—	—	95.0

Balance at December 31, 2010	$602.3	$243.6	$646.6	$(2.8)	$1,489.7

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in millions of US dollars ($) or millions of Mexican pesos (Ps))

Note 1. Description of the Business

Kansas City Southern de Mexico, S.A. de C.V. (“KCSM” or the “Company”) operates the primary commercial corridor of the Mexican railroad system, which allows it to participate significantly in the growing freight traffic between Mexico, the U.S. and Canada. KCSM’s rail lines consist of approximately 3,100 route miles. In addition, KCSM has trackage rights entitling it to run its trains over 700 miles of track of other Mexican railroad operators. KCSM is a wholly-owned subsidiary of Kansas City Southern (“KCS”). KCS’s principal U.S. subsidiary, The Kansas City Southern Railway Company (“KCSR”), is a U.S. Class I railroad. The rail network of KCSR, The Texas Mexican Railway Company (“Tex-Mex”) and KCSM together comprise approximately 6,200 route miles extending from the midwest and southeast portions of the United States into Mexico.

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

KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), was incorporated on July 3, 2006, as a sociedad anónima de capital variable (variable capital corporation), under the laws of Mexico. Currently, KCSM Servicios does not have any operations. Ninety-eight percent of the capital stock of KCSM Servicios was owned by KCSM and the remaining two percent was owned by Nafta Rail, S.A. de C.V. (“Nafta Rail”). On August 11, 2010, KCSM’s shareholders approved the sale of ninety-seven percent of the capital stock of KCSM Servicios to Nafta Rail. After this sale, KCSM owns one percent of the capital stock of KCSM Servicios.

KCSM Internacional, S.A. de C.V. (“KCSM Internacional”), was incorporated on July 3, 2006, as a sociedad anónima de capital variable (variable capital corporation), under the laws of Mexico. Currently, KCSM Internacional does not have any operations. Ninety-eight percent of the capital stock of KCSM Internacional was owned by KCSM and the remaining two percent was owned by Nafta Rail. On August 11, 2010, KCSM’s shareholders approved the sale of ninety-seven percent of the capital stock of KCSM Internacional to Nafta Rail. After this sale, KCSM owns one percent of the capital stock of KCSM Internacional.

KCSM Holdings LLC (“KCSM Holdings”), was formed on December 11, 2006 as a limited liability company under the laws of the state of Delaware. Currently, KCSM Holdings owns ten shares of KCSM’s variable class II stock. KCSM owns one hundred percent of the interest of KCSM Holdings.

Mexrail, Inc. (“Mexrail”), owns 100% of Tex-Mex. Until June 2010, KCSM owned 49% of the outstanding capital stock of Mexrail and KCS owned the remaining 51% of Mexrail’s outstanding capital stock. For the years ended December 31, 2010, 2009 and 2008, KCSM recognized its 49% interest under the equity method of accounting and has included in its income statement $3.4 million, $1.6 million and $2.7 million of income, respectively.

On June 10, 2010, KCSM sold its 49% ownership interest in Mexrail, Inc. to KCS for $41.0 million based upon an independent valuation, which resulted in a gain of $0.7 million. The sale resulted in a $4.3 million tax benefit due to excess tax over book basis in the investment.

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

For the years ended December 31, 2010, 2009 and 2008, KCSM recognized its 25% interest under the equity method of accounting and has included in its income statement $3.2 million, $1.3 million and $4.7 million of income, respectively, attributable to its interest in FTVM. In 2010, 2009 and 2008, KCSM received cash dividends of $1.5 million, $3.0 million and $7.2 million, respectively, from FTVM.

Highstar Harbor Holdings Mexico, S. de R.L. de C.V., (“HHH Mexico”) was formed as a sociedad de responsabilidad limitada de capital variable, or S. de R.L. de C.V. (limited liability corporation). KCSM acquired HHH Mexico on March 3, 2010. KCSM owns 99.99% of the capital stock of HHH Mexico and the remaining 0.01% is owned by Nafta Rail. HHH Mexico through its subsidiaries operates an intermodal facility in Toluca, State of Mexico.

The Concession. KCSM holds a Concession from the Mexican government (“the Concession”) until June 2047 (exclusive through 2027, subject to certain trackage and haulage rights granted to other concessionaires) which is renewable under certain conditions for additional periods of up to 50 years. The Concession is to provide freight transportation services over rail lines which are a primary commercial corridor of the Mexican railroad system. These lines include the shortest, most direct rail passageway between Mexico City and Laredo, Texas and serve most of Mexico’s principal industrial cities and three of its major shipping ports. KCSM has the right to use, but does not own, all track and buildings that are necessary for the rail lines’ operation. KCSM is obligated to maintain the right of way, track structure, buildings and related maintenance facilities to the operational standards specified in the Concession agreement and to return the assets in that condition at the end of the Concession period. KCSM is required to pay the Mexican government a concession duty equal to 0.5% of gross revenues during the first 15 years of the Concession period and 1.25% of such revenues during the remainder of the period.

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

Employees and Labor Relations. KCSM union employees are covered by one labor agreement, which was signed on June 23, 1997 between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (Mexican Railroad Union), for a term of 50 years, for the purpose of regulating the relationship between the parties and improving conditions for the union employees. As of December 31, 2010, approximately 80% of KCSM’s employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other terms are subject to negotiation every two years. Compensation terms and all other benefits, excluding the retirement benefit, covering the period from July 1, 2009 through June 30, 2010, were finalized between KCSM and the union during the second quarter of 2010. Compensation terms covering the period from July 1, 2010, through June 30, 2011, and the retirement benefit were finalized in the third quarter of 2010. The union labor negotiation with the Mexican Railroad Union has not historically resulted in any strike, boycott, or other disruption in KCSM’s business operations.

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

Basis of Presentation. During the first quarter of 2010, the Company elected to change its accounting policy for rail grinding costs from a capitalization method to a direct expense method. Previously, the Company capitalized rail grinding costs as an improvement to the rail. The Company believes it is preferable to expense these costs as incurred to eliminate the subjectivity in determining the period of benefit associated with rail grinding over which to depreciate the associated capitalized costs. The Company has reflected this as a change in accounting principle from an accepted accounting principle to a preferable accounting principle in accordance with Accounting Standards Codification 250 “Accounting for Changes and Error Corrections.” Comparative financial statements for all periods have been adjusted to apply the change in accounting principle retrospectively.

The following line items in the consolidated statements of income were affected by the change in accounting principle (in millions):

	Year Ended December 31, 2009
	As previously reported	As adjusted	Change
Compensation and benefits	$77.5	$77.4	$(0.1)
Purchased services	109.3	110.4	1.1
Depreciation and amortization	102.4	102.3	(0.1)
Income before income taxes	7.2	6.3	(0.9)
Income tax expense (benefit)	0.2	(0.1)	(0.3)
Net income	$7.0	$6.4	$(0.6)

	Year Ended December 31, 2008
	As previously reported	As adjusted	Change
Purchased services	$136.8	$138.3	$1.5
Depreciation and amortization	103.2	103.1	(0.1)
Income before income taxes	118.0	116.6	(1.4)
Income tax expense	15.0	14.9	(0.1)
Net income	$103.0	$101.7	$(1.3)

The following line items in the consolidated balance sheet were affected by the change in accounting principle (in millions):

	December 31, 2009
	As previously reported	As adjusted	Change
Investments	$46.9	$46.8	$(0.1)
Property and equipment (including concession assets), net	2,246.0	2,239.7	(6.3)
Deferred income tax liability	18.2	16.8	(1.4)
Other noncurrent liabilities and deferred credits	95.0	94.5	(0.5)
Retained earnings	587.3	582.8	(4.5)
Total stockholders’ equity	$1,334.8	$1,330.3	$(4.5)

As of January 1, 2008, the cumulative effect of the change in accounting principle on investments, property and equipment (including concession assets), deferred income tax liability, other noncurrent liabilities and deferred credits and retained earnings was ($0.1) million, ($3.9) million, ($1.0) million, ($0.4) million and ($2.6) million, respectively.

The following line items in the consolidated statements of cash flows were affected by the change in accounting principle (in millions):

	Year Ended December 31, 2009
	As previously reported	As adjusted	Change
Net cash provided by operating activities	$142.5	$141.4	$(1.1)
Net cash used for investing activities	(150.4)	(149.3)	1.1

	Year Ended December 31, 2008
	As previously reported	As adjusted	Change
Net cash provided by operating activities	$160.9	$159.4	$(1.5)
Net cash used for investing activities	(231.2)	(229.7)	1.5

Use of Estimates. The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to the recoverability and useful lives of assets, contingencies, and income taxes. Changes in facts and circumstances may result in revised estimates. Actual results could differ from those estimates.

Segments. KCSM is organized as a single business segment (railway) and currently operates within a single geographical area (Mexico).

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

Accounts Receivable, net. Accounts receivable are net of an allowance for uncollectible accounts as determined by historical experience and adjusted for economic uncertainties or known trends. Accounts are charged to the allowance when a customer enters bankruptcy, when an account has been transferred to a collection agent or submitted for legal action, or when a customer is significantly past due and all available means of collection have been exhausted. At December 31, 2010 and 2009, the allowance for doubtful accounts was $0.2 million and $0.8 million, respectively. Bad debt expense was $0.3 million and $0.7 million for the years ended December 31, 2010 and 2009, respectively. For the year ended December 31, 2008, accounts receivable allowance recovery was $1.2 million.

Materials and Supplies. Materials and supplies consisting of diesel fuel, items to be used in the maintenance of rolling stock and items to be used in the maintenance or construction of road property, are valued at the lower of average cost or market.

Derivative Instruments. Derivatives are measured at fair value and recorded on the balance sheet as either assets or liabilities. Changes in the fair value of derivatives are recorded either through current earnings or as other comprehensive income, depending on hedge designation. Gains and losses on derivative instruments classified as cash flow hedges are reported in other comprehensive income and are reclassified into earnings in the periods in which earnings are impacted by the variability of the cash flow of the hedged item. The ineffective portion of all hedge transactions is recognized in current period earnings.

Property and Equipment (including Concession Assets). KCSM capitalizes costs for self-constructed additions and improvements to property including direct labor and material, indirect overhead costs, and interest during long-term construction projects. Direct costs are charged to capital projects based on the work performed and the material used. Indirect overhead costs are allocated to capital projects as a standard percentage, which is evaluated annually, and applied to direct labor and material costs. Asset removal costs are estimated based on a standard cost of labor to install capital replacement assets. For purchased assets, all costs necessary to make the asset ready for its intended use are capitalized. Expenditures that significantly increase asset values or extend useful lives are capitalized. Repair and maintenance costs are expensed as incurred.

Properties and equipment are carried at cost and are depreciated primarily on the group method of depreciation, which the Company believes closely approximates a straight line basis over the estimated useful lives measured in years. Costs incurred by the Company to acquire the Concession rights and related assets, as well as subsequent improvements to the concession assets, are capitalized and amortized over the lesser of the current expected Concession term, including probable renewal, or the estimated useful lives of the assets and rights. Remaining properties, primarily technology and leasehold improvements, are depreciated using the straight line method over the lesser of estimated useful or lease lives.

KCSM follows the group method of depreciation which applies a composite rate to classes of similar assets rather than to individual assets. Composite depreciation rates are based upon the Company’s estimates of the expected average useful lives of assets as well as expected net salvage value at the end of their useful lives. In developing these estimates, the Company utilizes periodic depreciation studies performed by an independent engineering firm. Depreciation rate studies are performed every three years for equipment and every six years for road property (rail, ties, ballast, etc.). The depreciation studies take into account factors such as:

•	Statistical analysis of historical patterns of use and retirements of each asset class;

•	Evaluation of any expected changes in current operations and the outlook for the continued use of the assets;

•	Evaluation of technological advances and changes to maintenance practices; and

•	Historical and expected salvage to be received upon retirement.

The depreciation studies may also indicate that the recorded amount of accumulated depreciation is deficient or in excess of the amount indicated by the study. Any such deficiency or excess is amortized as a component of depreciation expense over the remaining useful lives of the affected asset class, as determined by the study. The Company also monitors these factors in non-study years to determine if adjustments should be made to depreciation rates.

Also under the group method of depreciation, the cost of railroad property and equipment (net of salvage or sales proceeds) retired or replaced in the normal course of business is charged to accumulated depreciation with no gain or loss recognized. The cost of the property and equipment retired is based on actual historical costs. Gains or losses on dispositions of land or non-railroad property and abnormal retirements of railroad property are recognized through income. A retirement of railroad property would be considered abnormal if the cause of the retirement is unusual in nature and its actual life is significantly shorter than what would be expected for that group based on the depreciation studies. An abnormal retirement could cause the Company to reevaluate the estimated useful life of the impacted asset class.

Effective October 1, 2010, the Company reduced depreciation rates on certain locomotive assets based on reassessment of the adequacy of the accumulated depreciation reserves. This change in accounting estimate reduced depreciation expense by $3.3 million for the year ended December 31, 2010.

During the year ended December 31, 2009, KCSM engaged an independent engineering firm to assist management in performing a depreciation study on equipment as well as to assess the adequacy of the accumulated reserves for road property. The results of the study determined that overall KCSM’s depreciation rates should be lowered to better reflect asset usage and replacement patterns. This change in accounting estimate was implemented effective January 1, 2009. The full year reduction of depreciation expense in 2009 resulting from the change in depreciation and amortization rates was $1.9 million.

During the year ended December 31, 2009, KCSM extended its useful life estimates for its Concession assets. At the time the Concession was granted, because there was no previous experience with the Mexican government granting railroad concessions to private companies and due to the lack of experience in working with the Mexican Secretaría de Comunicaciones y Transportes (“Secretary of Communications and Transportation” or “SCT”) and operating under the Concession rights, the Company used the shorter of the estimated useful life of the underlying assets or the current Concession term, which ends in 2047, as the useful life estimate for Concession assets. As part of the Company’s on-going assessment of useful lives of property, a determination was made in the fourth quarter of 2009 that it was probable that the Concession would be renewed for an additional 50-year term at the end of the current term, and that the capital assets required to operate under the Concession would be depreciated over the shorter of the asset group’s useful life or the current Concession term plus one additional 50-year term. This change in accounting estimate was implemented prospectively effective October 1, 2009, reducing amortization expense in the fourth quarter of 2009 by approximately $2.6 million and $10.4 million for the year ended December 31, 2010.

Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. Future cash flow estimates for an impairment review would be based on the lowest level of identifiable cash flows.

Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. As of December 31, 2010, the goodwill balance was $2.6 million which is included in other assets in the consolidated balance sheet. Goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually, or more frequently as indicators warrant for impairment. An impairment loss would be recognized to the extent that the carrying amount exceeds the assets’ fair value. The Company performed its annual impairment review for goodwill as of November 30, 2010 and concluded there was no impairment in 2010.

Fair Value of Financial Instruments. The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short-term financial instruments approximates the fair value due to their short-term nature.

The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $981.2 million and $1,170.0 million at December 31, 2010 and 2009, respectively. The financial statement carrying value was $924.6 million and $1,136.1 million at December 31, 2010 and 2009, respectively.

Post-Employment Benefits. Mexican law requires that the Company provide certain post-employment benefits to its Mexican union and non-union employees. These plans provide statutorily calculated benefits which are payable upon retirement, death, disability, voluntary or involuntary termination to employees who meet applicable service requirements. Actuaries assist the Company in measuring the Company’s benefit obligation and the cost based upon the current plan provisions, employee demographics and assumptions about financial and demographic factors affecting the probability, timing and amount of expected future benefit payments. Significant assumptions include the discount rate, turnover, and rate of increase in compensation levels. Actuarial gains and losses determined at the measurement date (December 31) are recognized immediately in the consolidated statements of income.

Employees’ Statutory Profit Sharing. KCSM is subject to employee statutory profit sharing requirements under Mexican law and calculates profit sharing liability as 10% of KCSM net taxable income, adjusted as prescribed by the Mexican income tax law. Deferred employees’ statutory profit sharing is accounted for using the liability method in a manner similar to income taxes and included as a component of compensation and benefits within the consolidated statements of income.

Income Taxes. Deferred income tax effects of transactions reported in different periods for financial reporting and income tax purposes are recorded under the liability method of accounting for income taxes. This method gives consideration to the future tax consequences of the deferred income tax items and immediately recognizes changes in income tax laws upon enactment.

KCSM has recognized a deferred tax asset, net of a valuation allowance for net operating loss carryovers. KCSM projects sufficient future taxable income to realize the deferred tax asset recorded less the valuation allowance. These projections take into consideration assumptions about inflation rates, currency fluctuations, future income and future capital expenditures. If assumptions or actual conditions change, the deferred tax asset, net of the valuation allowance, will be adjusted to properly reflect the expected tax benefit.

Note 3. Hurricane Alex

Hurricane Alex made landfall on June 30, 2010, causing widespread damage and flooding in central and northeastern Mexico. The hurricane resulted in extensive damage to KCSM’s track and bridge infrastructures, and also caused multiple track-related incidents and significantly disrupted the Company’s rail service.

The Company maintains a comprehensive insurance program intended to cover such events. The property and casualty insurance program covers loss or damage to Company property and third party property over which the Company has custody and control and covers losses associated with business interruption. This program has combined coverage for both property damage and business interruption and has a self-insured retention amount of $10.0 million for flood related losses. In addition, the Company also maintains a general liability insurance program covering claims from third parties. This program had a self-insured retention of $1.0 million in Mexico at the time of Hurricane Alex. The Company’s policy limits are in excess of the hurricane losses incurred.

Hurricane Alex affected revenues as customers were required to use alternate carriers or modes of transportation until rail service was restored. Based on data contained in the Company’s revised insurance claim filed in the fourth quarter of 2010, which may be updated and adjusted, the Company currently estimates that resulting lost revenues in the third quarter of 2010 were approximately $28.0 million before related avoided costs. Additionally, the Company incurred losses of approximately $33.0 million related to property damage and incremental expenses. Through the insurance programs, the Company expects to recover its losses, net of related self-insured retentions of $11.0 million. Accordingly, the Company recognized a receivable for probable insurance recoveries which offsets the impact of incurred losses related to property damage and incremental expenses. The recognition of remaining probable insurance recoveries represents a contingent gain, which will be recognized when all contingencies have been resolved, which generally occurs at the time of final settlement or when nonrefundable cash payments are received.

During the fourth quarter of 2010, the Company received $10.0 million of insurance proceeds from the insurance program.

Note 4. Property and Equipment (including concession assets)

Property and Equipment. The following tables list the major categories of property and equipment, as well as the depreciation rates for each category (in millions, except percentages).

As of December 31, 2010	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rates for 2010
Land	$76.2	$—	$76.2	N/A

Concession land rights	141.2	(16.6)	124.6	1.0%

Rail and other track material	509.4	(87.0)	422.4	4.2%
Ties	360.4	(55.8)	304.6	4.0%
Grading	504.7	(56.8)	447.9	1.0%
Bridges and tunnels	241.1	(32.1)	209.0	1.6%
Ballast	155.3	(25.2)	130.1	4.6%
Other (a)	227.1	(53.0)	174.1	4.3%

Total road property	1,998.0	(309.9)	1,688.1	3.1%

Locomotives	329.4	(68.0)	261.4	3.6%
Freight cars	57.2	(21.3)	35.9	8.1%
Other equipment	6.4	0.4	6.8	11.5%

Total equipment	393.0	(88.9)	304.1	4.4%

Technology and other	20.3	(10.2)	10.1	21.1%

Construction in progress	73.1	—	73.1	N/A

Total property and equipment (including concession assets)	$2,701.8	$(425.6)	$2,276.2	N/A

As of December 31, 2009	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rates for 2009
Land	$65.0	$—	$65.0	N/A

Concession land rights	137.6	(14.8)	122.8	1.0%

Rail and other track material	464.0	(66.4)	397.6	4.2%
Ties	318.0	(43.2)	274.8	4.1%
Grading	492.2	(50.7)	441.5	1.0%
Bridges and tunnels	235.4	(27.4)	208.0	1.6%
Ballast	141.8	(19.8)	122.0	4.7%
Other (a)	249.0	(55.6)	193.4	4.5%

Total road property	1,900.4	(263.1)	1,637.3	3.1%

Locomotives	312.4	(48.1)	264.3	7.0%
Freight cars	57.8	(17.2)	40.6	8.1%
Other equipment	3.5	0.1	3.6	12.5%

Total equipment	373.7	(65.2)	308.5	7.2%

Technology and other	17.7	(7.0)	10.7	21.3%

Construction in progress	95.4	—	95.4	N/A

Total property and equipment (including concession assets)	$2,589.8	$(350.1)	$2,239.7	N/A

(a)	Other includes signals, buildings and other road assets.

Concession assets, net of accumulated amortization of $305.3 million and $259.4 million, totaled $1,800.1 million and $1,768.0 million at December 31, 2010 and 2009, respectively.

Depreciation and amortization of property and equipment (including concession assets) totaled $94.0 million, $102.3 million, and $103.1 million for 2010, 2009, and 2008, respectively.

Note 5. Other Balance Sheet Captions

Other Current Assets. Other current assets included the following items at December 31 (in millions):

	2010	2009
Deferred employees’ statutory profit sharing asset	$36.8	$36.8
Prepaid expenses	25.1	3.5
Insurance receivable related to hurricane damage	22.1	—
Refundable taxes	8.0	5.9
Other	1.4	2.7

Other current assets	$93.4	$48.9

Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities included the following items at December 31 (in millions):

	2010	2009
Accounts payable	$70.2	$53.6
Accrued wages and vacation	20.2	13.1
Interest payable	15.9	16.7
Rents and leases payable	8.4	5.4
Derailments and other claim reserves	7.4	6.8
Income and other taxes	6.8	3.0
Other	23.1	14.1

Accounts payable and accrued liabilities	$152.0	$112.7

Note 6. Acquisition

On March 3, 2010, the Company acquired an intermodal facility in Mexico. The aggregate purchase price for the intermodal facility was $25.1 million, which was funded with existing cash. As a result of the final valuation completed in the second quarter of 2010, the Company recorded goodwill of $2.6 million and identifiable intangible assets of $2.0 million. The acquisition is not material to the Company’s consolidated financial statements.

Note 7. Long-Term Debt

Long-term debt at December 31 (in millions):

	2010	2009
Long-term debt:
Revolving credit facility, variable interest rate, due 2013	$—	$—
9 3/8% senior notes	—	460.0
7 5/8% senior notes, due 2013	32.4	175.0
7 3/8% senior notes, due 2014	165.0	165.0
12 1/2% senior notes, due 2016	93.6	189.7
8.0% senior notes, due 2018	296.0	—
6 5/8% senior notes, due 2020	185.0	—
5.737% financing agreement	60.6	65.5
6.195% financing agreement	44.4	47.8
Capital lease obligations, due serially 2012	3.4	5.0
Other debt obligations	5.2	6.5

Total	885.6	1,114.5
Less: Debt due within one year	11.2	11.0

Long-term debt	$874.4	$1,103.5

Revolving Credit Facility. On August 30, 2010, KCSM entered into a new secured credit agreement (the “2010 Credit Agreement”) with various lenders and other institutions as named in the 2010 Credit Agreement which provides KCSM with (i) a three-year revolving credit facility in an amount up to $100.0 million (the “Revolving Facility”) and, (ii) a letter of credit and a swing line facility (the “Swing Line Facility”) in an amount up to $10.0 million each, which constitutes usage under the Revolving Facility. At KCSM’s option, the outstanding principal balance of loans under the Revolving Facility will bear interest at either (i) the greater of (a) The Bank of Nova Scotia’s base rate, (b) federal funds rate plus 50 basis points or (c) one-month London Interbank Offered Rate (“LIBOR”) plus 100 basis points (the “Base Rate”) plus a spread depending on KCSM’s leverage ratio or (ii) LIBOR plus a spread depending on KCSM’s leverage ratio. The outstanding principal balance of loans under the Swing Line Facility will bear interest at the Base Rate plus a spread depending on KCSM’s leverage ratio.

The 2010 Credit Agreement is secured by the accounts receivable and certain locomotives of KCSM and certain KCSM subsidiaries and the pledge of equity interests of certain KCSM subsidiaries. In addition, KCSM and certain KCSM subsidiaries agreed to subordinate payment of intercompany debt and certain KCSM subsidiaries guaranteed repayment of the amounts due under the 2010 Credit Agreement. The 2010 Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this type, including financial covenants related to a leverage ratio and an interest coverage ratio as defined in the 2010 Credit Agreement.

As of December 31, 2010, KCSM had no outstanding amount under the Revolving Facility.

9 3/8% Senior Notes. On April 19, 2005, KCSM issued $460.0 million principal amount of 9 3/8% senior unsecured notes due May 1, 2012 (the “9 3/8% Senior Notes”), which bear interest semiannually at a fixed annual rate of 9 3/8%. The 9 3/8% Senior Notes are redeemable at KCSM’s option in whole or in part on or after May 1, 2009, subject to certain limitations, at the following redemption prices (expressed in percentages of principal amount), plus any accrued and unpaid interest: 2009 — 104.688%, 2010 — 102.344% and thereafter — 100.000%. In addition, the 9 3/8% Senior Notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued and unpaid interest in the event of certain changes in the Mexican withholding tax rate.

On January 7, 2010, pursuant to an offer to purchase, KCSM commenced a cash tender offer for a portion of its 9 3/8% Senior Notes. On January 22, 2010, the Company purchased $290.0 million of the tendered 9 3/8% Senior Notes in accordance with the terms and conditions of the tender offer set forth in the offer to purchase using the proceeds received from the issuance of $300.0 million principal amount of 8.0% senior unsecured notes due in February 1, 2018 (the “8.0% Senior Notes”). On February 1, 2010, the Company purchased an additional $6.3 million of the 9 3/8% Senior Notes. On June 4, 2010, the Company redeemed $100.0 million principal amount of the 9 3/8% Senior Notes and on September 30, 2010, KCSM used available cash to redeem the remaining $63.7 million principal amount of outstanding 9 3/8% Senior Notes.

7 5/8% Senior Notes. On November 21, 2006, KCSM issued $175.0 million principal amount of 7 5/8% senior unsecured notes due December 1, 2013 (The “7 5/8% Senior Notes”), which bear interest semiannually at a fixed annual rate of 7 5/8%. The 7 5/8% Senior Notes are redeemable at KCSM’s option in whole or in part on or after December 1, 2010, subject to certain limitations, at the following redemption prices (expressed in percentages of principal amount), plus any accrued and unpaid interest: 2010 — 103.813%, 2011 — 101.906% and 2012 — 100.000%. In addition, the 7 5/8% Senior Notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued and unpaid interest in the event of certain changes in the Mexican withholding tax rate.

On November 2, 2010, pursuant to an offer to purchase, KCSM commenced a cash tender offer for its 7 5/8% Senior Notes and a consent solicitation. On December 20, 2010, KCSM purchased $142.6 million principal amount of the tendered 7 5/8% Senior Notes in accordance with the terms and conditions of the tender offer set forth in the offer to purchase using the proceeds received from the issuance of $185.0 million principal amount of 6 5/8% senior unsecured notes due December 15, 2020 (the “6 5/8% Senior Notes”).

7 3/8% Senior Notes. On May 16, 2007, KCSM issued $165.0 million principal amount of 7 3/8% senior unsecured notes due June 1, 2014 (the “7 3/8% Senior Notes”), which bear interest semiannually at a fixed annual rate of 7 3/8%. The 7 3/8% Senior Notes are redeemable at KCSM’s option, in whole but not in part, at 100% of their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate, and in whole or in part, on or after June 1, 2011, subject to certain limitations, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2011 — 103.688%, 2012 — 101.844% and 2013 — 100.000%.

12 1/2% Senior Notes. On March 30, 2009, KCSM issued $200.0 million principal amount of 12 1/2% senior unsecured notes due April 1, 2016 (the “12  1/2% Senior Notes”), which bear interest semiannually at a fixed annual rate of 12 1/2%. The 12 1/2% Senior Notes were issued at a discount to par value, resulting in an $11.0 million discount and a yield to maturity of 13 3/4%. KCSM used a portion of the net proceeds from the offering to repay all amounts outstanding under a credit agreement entered into on June 14, 2007 (the “2007 Credit Agreement”). The 12 1/2% Senior Notes are redeemable at KCSM’s option in whole or in part on and after April 1, 2013, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest:

2013 — 106.250%, 2014 — 103.125% and 2015 — 100.000%. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate. On June 4, 2010, KCSM redeemed $70.0 million principal amount of the 12  1/2% Senior Notes.

On November 2, 2010, pursuant to an offer to purchase, KCSM commenced a cash tender offer for any and all of its 12 1/2% Senior Notes. On December 20, 2010, KCSM purchased $31.9 million of the tendered 12 1/2% Senior Notes in accordance with the terms and conditions of the tender offer set forth in the offer to purchase using the proceeds received from the issuance of the 6 5/8% Senior Notes.

8.0% Senior Notes. On January 22, 2010, KCSM issued the 8.0% Senior Notes due February 1, 2018, which bear interest semiannually at a fixed annual rate of 8.0%. The 8.0% Senior Notes were issued at a discount to par value, resulting in a $4.3 million discount and a yield to maturity of 8 1/4%. KCSM used the net proceeds from the issuance of the 8.0% Senior Notes and cash on hand to purchase $290.0 million principal amount of the 9 3/8% Senior Notes tendered under an offer to purchase and pay all fees and expenses incurred in connection with the 8.0% Senior Notes offering and the tender offer. The 8.0% Senior Notes are redeemable at KCSM’s option, in whole or in part, on and after February 1, 2014, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2014 — 104.000%, 2015 — 102.000% and 2016 — 100.000%. In addition, KCSM may redeem up to 35% of the 8.0% Senior Notes any time prior to February 1, 2013 at par value plus coupon from the proceeds of the sale of capital stock in KCSM or KCS and the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.

6 5/8% Senior Notes. On December 20, 2010, KCSM issued the 6 5/8% Senior Notes, which bear interest semiannually at a fixed annual rate of 6 5/8%. KCSM used the net proceeds from the issuance of the 6 5/8% Senior Notes and cash on hand to purchase $142.6 million principal amount of the 7 5/8% Senior Notes and $31.9 million principal amount of the 12 1/2% Senior Notes tendered under an offer to purchase and pay all fees and expenses incurred in connection with the 6 5/8% Senior Notes offering and the tender offers. The 6 5/8% Senior Notes are redeemable at KCSM’s option, in whole or in part, on and after December 15, 2015, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2015— 103.313%, 2016 — 102.208%, 2017 — 101.104% and 2018 —100.000%. In addition, KCSM may redeem up to 35% of the 6 5/8% Senior Notes at a redemption price equal to 106.625% any time prior to December 15, 2015 at par value plus coupon from the proceeds of the sale of capital stock in KCSM or KCS and the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.

All of KCSM’s senior notes described above are denominated in dollars and are unsecured, unsubordinated obligations, rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations, and are senior in right of payment to KCSM’s future subordinated indebtedness. KCSM’s senior notes contain certain covenants that, among other things, prohibit or restrict KCSM for taking certain actions, including the ability to incur debt, pay dividends or make other distributions in respect of KCSM’s stock, issue guarantees, enter into certain transactions with affiliates, make restricted payments, sell certain assets, create liens, engage in sale-leaseback transactions and engage in mergers, divestitures and consolidations. However, these limitations are subject to a number of important qualifications and exceptions.

5.737% Financing Agreement. On February 26, 2008, KCSM entered into a financing agreement with Export Development Canada (“EDC”) for an aggregate principal amount of $72.8 million. KCSM used the proceeds to finance 85% of the purchase price of forty new SD70ACe locomotives delivered and purchased by KCSM in late 2007 and early 2008. KCSM granted EDC a security interest in the locomotives to secure the loan. The financing agreement requires KCSM to make thirty equal semi-annual principal payments of approximately $2.4 million plus interest at an annual rate of 5.737%, with the final payment due and payable on February 28, 2023.

6.195% Financing Agreement. On September 24, 2008, KCSM entered into a financing agreement with DVB Bank AG (“DVB”) for an aggregate principal amount of $52.2 million. KCSM received the loan principal amount on September 26, 2008 and used the proceeds to finance approximately 80% of the purchase price of twenty-nine ES44AC locomotives delivered and purchased by KCSM in June 2008. KCSM granted DVB a security interest in the locomotives to secure the loan. The financing agreement requires KCSM to make sixty equal quarterly principal payments plus interest at an annual rate of 6.195%, with the final payment due and payable on September 29, 2023.

Both locomotive financing agreements contain representations, warranties and covenants typical of such equipment loan agreements. Events of default in the financing agreements include, but are not limited to, certain payment defaults, certain bankruptcy and liquidation proceedings and the failure to perform any covenants or agreements contained in the financing agreement. Any event of default could trigger acceleration of KCSM’s payment obligations under the terms of the financing agreements.

Leases and Debt Maturities

The Company leases transportation equipment, as well as office buildings and other operating facilities under various capital and operating leases. Rental expenses under operating leases were $53.7 million, $62.9 million and $63.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Operating leases that contain scheduled rent adjustments are recognized on a straight-line basis over the term of the lease. Other debt maturities, minimum annual payments and present value thereof under existing capital leases and minimum annual rental commitments under non-cancelable operating leases are shown below (in millions):

Years	Long-term Debt	Capital Leases			Total debt	Operating Leases	Total
		Minimun Lease Payments	Less interest	Net Present Value
2011	$9.6	$1.9	$0.3	$1.6	$11.2	$58.6	$69.8
2012	9.6	1.9	0.1	1.8	11.4	38.1	49.5
2013	42.0	—	—	—	42.0	33.0	75.0
2014	174.6	—	—	—	174.6	31.0	205.6
2015	8.4	—	—	—	8.4	28.5	36.9
Thereafter	638.0	—	—	—	638.0	118.0	756.0

Total	$882.2	$3.8	$0.4	$3.4	$885.6	$307.2	$1,192.8

In the normal course of business, the Company enters into long-term contractual requirements for future goods and services needed for the operations of the business. Such commitments are not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse effect on the Company’s liquidity.

Note 8. Related Companies

Balances and transactions with related companies included the following items at December 31 (in millions):

	2010	2009
Related company receivables:
Current:
Nafta Rail (1)	$18.7	$16.4
Mexrail	0.1	—
Panama Canal Railway Company	—	0.4

	18.8	16.8
Long term:
KCSR (2)	—	30.0
Panama Canal Railway Company	—	1.1

Total related company receivables	$18.8	$47.9

Related company payables:
Current:
KCSR (3)	$0.6	$25.5
FTVM	1.4	1.0
Servicios Ferroviarios Europeos	0.4	0.4
Superior Tie & Timber	—	0.2

	2.4	27.1
Long term:
KCS (4)	39.0	21.6

Total related company payables	$41.4	$48.7

(1)	As of December 31, 2010 and 2009, this amount is comprised primarily of a loan receivable from Nafta Rail, denominated in Mexican pesos plus interest.

(2)	This balance is comprised primarily of a revolving credit agreement with The Kansas City Southern Railway Company (“KCSR”) due 2013.

(3)	As of December 31, 2010, the balance is comprised of other accounts payable. As of December 31, 2009, the balance was comprised primarily of prepayment of freight services provided to KCSR during 2010.

(4)	The outstanding balance represents an unsecured loan agreement with a wholly-owned subsidiary of KCS.

The most significant transactions with related parties are summarized as follows for the years ended December 31, (in millions):

	2010	2009	2008
Corporate expenses	$(28.0)	$(26.6)	$(28.3)
Terminal expenses	(10.4)	(8.7)	(14.2)
Software amortization	(2.6)	(2.6)	(2.6)
Other	(5.6)	0.7	12.5

Loan Agreement between KCSM and PCRC

On December 28, 2007, KCSM and PCRC entered into a loan agreement (the “Loan”), pursuant to which KCSM loaned PCRC $4.2 million. The term of the Loan was eight years and the Loan bore interest at rate per annum equal to four hundred basis points over the British Bankers Association LIBOR Rate applicable for the quarter. In December 2009, PCRC paid $2.0 million in advance of its scheduled payments, and on April 21, 2010, PCRC paid the outstanding balance of the loan.

Revolving Credit Agreement

KCSM, as lender, and The Kansas City Southern Railway Company (“KCSR”), as borrower, entered into a Revolving Credit Agreement effective as of April 1, 2008 (the “Revolving Agreement”), pursuant to the terms of which KCSM may make one or more loans from time to time during the term of the Revolving Agreement. The Revolving Agreement is secured by certain assets of KCSR and terminates on December 31, 2013. As of December 31, 2010 and 2009, the amount outstanding was zero and $30.0 million, respectively, under the terms of the Revolving Agreement.

Prepayment Freight Services Agreement

On December 23, 2009, KCSM and KCSR entered into a prepayment freight services agreement. KCSR paid KCSM $25.0 million for the railroad services rendered by KCSM to KCSR during 2010.

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

Management Services Agreement

On December 31, 2005, KCSM and KCS entered into a Management Services Agreement under which KCS provides to KCSM general guidance, oversight, consultation and management services in connection with the business and operations of KCSM. The Management Services Agreement became effective as of April 1, 2005 and will continue in full force and effect until terminated by one party by providing written notice to the other party. During 2010 and 2009 KCS charged $28.0 million and $26.6 million, respectively, to KCSM under the agreement. On October 1, 2010, KCSM prepaid KCSR $17.5 million for services which will be provided by KCSR during 2011. This prepayment is included in other current assets.

Software Agreement

On January 1, 2008, KCSM and KCSR entered into a software license agreement which granted KCSM the right to access and use the software on KCSR’s computer system. KCSM paid KCSR $16.4 million under the terms of this agreement. KCSM is amortizing this asset over approximately 6.5 years.

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

Note 9. Income Tax and Statutory Profit Sharing

Current income tax expense represents the amounts expected to be reported on the Company’s income tax returns, and deferred tax expense or benefit represents the change in net deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by enacted tax rates expected to be in effect when these differences reverse. Valuation allowances are recorded as appropriate to reduce deferred tax assets to the amount estimated to be realized.

Tax Expense. The deferred income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008 was $31.3 million, ($0.1) million and $14.9 million, respectively. There were no current income tax provisions for the years ended December 31, 2010, 2009 and 2008.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows at December 31 (in millions):

	2010	2009
Assets:
Loss carryovers	$175.3	$229.8
Inventories and provisions	69.0	67.2
Other, net	12.1	8.6

Gross deferred tax assets before valuation allowance	256.4	305.6
Valuation allowance on loss carryovers	(4.9)	(11.9)

Gross deferred tax assets	251.5	293.7

Liabilities:
Property and equipment	(21.8)	(38.6)
Concession rights	(163.1)	(154.6)

Gross deferred tax liabilities	(184.9)	(193.2)

Net deferred tax asset	$66.6	$100.5

Tax Rates. Differences between the Company’s effective income tax rates and the Mexican income tax statutory rate of 30% for 2010 and 28% for 2009 and 2008 are as follows for the years ended December 31 (in millions):

	2010	2009	2008
Income tax expense using the statutory rate in effect	$28.5	$1.8	$32.6
Tax effect of:
Uncertain tax positions	—	—	0.4
Equity earnings from unconsolidated affiliates	(2.0)	(0.8)	(2.2)
Foreign exhange and inflation adjustments	15.3	9.5	(27.1)
Change in the Mexican federal tax rate	(0.2)	(10.7)	—
Change in valuation allowances	(8.3)	0.4	11.5
Sale of Mexrail	(4.3)	—	—
Other, net	2.3	(0.3)	(0.3)

Income tax expense (benefit)	$31.3	$(0.1)	$14.9

Effective tax rate	32.9%	(1.6)%	12.8%

Employees’ Statutory Profit Sharing — The profit sharing effects of temporary differences that give rise to significant portions of the deferred profit sharing assets and deferred profit sharing liabilities are as follows at December 31 (in millions):

	2010	2009
Liabilities:
Property and equipment	$24.3	$15.1
Concession rights	29.5	31.0

Gross deferred profit sharing liabilities	53.8	46.1
Assets:
Inventories and provisions	(23.7)	(24.5)
Other	(9.1)	(0.8)

Gross deferred profit sharing assets	(32.8)	(25.3)

Net deferred profit sharing liability	$21.0	$20.8

Change in Tax Law. On December 28, 2009, the final provisions of Mexico’s 2010 tax reform were enacted. The income tax rate increased to 30% from 28% for the years 2010 to 2012, to 29% for 2013 and then returns to its previous rate of 28% in 2014. The Company’s deferred income tax assets and liabilities were revalued using the rates expected to be in effect when the underlying temporary differences are expected to reverse. This revaluation resulted in a $10.7 million benefit in the 2009 tax provision. A 1% increase to the value added tax rate was also enacted, however, this increase will not have a significant impact on the consolidated financial statements because, under Mexican law, value added tax is fully transferred to the final customer.

Tax Carryovers. KCSM loss carryovers at December 31, 2010 were $595.3 million, of which $108.4 million will begin to expire in 2015 and the remaining $486.9 million will expire in 2046. A deferred tax asset was recorded in prior periods for the expected future tax benefit of these losses which will be carried forward to reduce only ordinary Mexican income tax payable in future years. A deferred tax asset is recorded for an asset tax credit carryover in the amount of $6.4 million which will begin to expire in 2011.

The valuation allowance for deferred tax assets as of December 31, 2010 was $4.9 million, a decrease of $7.0 million as compared to $11.9 million as of December 31, 2009. The decrease primarily reflects the $8.8 million reduction of a valuation allowance established in 2008 related to a projected liability under Mexican income tax law which reduced the value of the deferred tax asset related to Mexican federal loss carryovers. In December 2010, the Company determined that it had the ability to implement tax strategies that would avoid this liability and reduced the related valuation allowance. This decrease was partially offset by the recognition of a $2.6 million valuation allowance related to the net operating losses acquired in the 2010 acquisition of an intermodal facility.

KCSM believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowances, related to loss carryovers and tax credits.

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

	2010	2009
Balance at January 1,
Additions based on tax positions related to the current year	$0.4	$0.4
Settlements	(0.4)	—

Balance at December 31,	$—	$0.4

Interest and penalties related to uncertain tax positions are included in income before taxes on the income statement. Accrued interest and penalties on unrecognized tax benefits were zero and $0.2 million as of December 31, 2010 and December 31, 2009, respectively. For the year ended December 31, 2010, the Company recognized $0.2 million in interest expense. For the years ended December 31, 2009 and 2008, the Company recognized no interest expense.

During 2010, KCSM received an audit assessment for the year ended December 31, 2003 from the Servicio de Administracion Tributaria (the “SAT”), the Mexican equivalent of the IRS. On December 1, 2010, the Company paid the accrued liability and settled the 2003 audit assessment. Tax returns filed by the Company through 2003 are closed to examination by the taxing authorities. The 2004 and 2005 tax returns are currently under examination. The Company believes that no provision is required as it expects to resolve these audits without adjustment. However, an unexpected adverse resolution could have a material effect on the results of operations in a particular quarter or fiscal year.

Note 10. Stockholders’ Equity

The following table sets forth information with respect to the ownership of the Company’s outstanding shares of stock as of December 31, 2010. Pursuant to the bylaws, KCSM’s capital stock is divided between a fixed and variable portion. The fixed portion of the capital stock with no withdrawal rights is represented by 600,000 shares. The variable portion of the capital stock is unlimited. KCSM’s capital stock is divided into Class I Shares, representing the fixed portion of the stated capital, and Class II Shares, representing the variable portion of the capital, fully subscribed and paid for, without a par value expression.

	Shares
	Class I	Class II	Total	%
Shareholders
Nafta Rail, S.A. de C.V. (1)	600,000	3,227,033,430	3,227,633,430	67.44%
Kara Sub, Inc. (1)	—	1,195,368,147	1,195,368,147	24.97%
KCS Investment I, Ltd. (1)	—	312,634,746	312,634,746	6.53%
Caymex Transportation, Inc. (1)	—	49,873,902	49,873,902	1.04%
KCSM Holdings LLC (1)	—	10	10	0.02%

Total	600,000	4,784,910,235	4,785,510,235	100.00%

(1)	Wholly-owned subsidiaries of KCS.

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

Note 11. Post Employment Benefits

Post-Employment Benefits. Mexican law requires that the Company provide certain post-employment benefits to its Mexican union and non-union employees. These plans provide statutorily calculated benefits which are payable upon retirement, death, disability, voluntary or involuntary termination to employees based on length of service.

During September 2010, KCSM completed negotiations with the Mexican labor union. Among other matters resolved in these negotiations, KCSM is not required to provide an incremental benefit to its union employees upon retirement. Previous to the agreement reached with the Mexican labor union, KCSM had recorded a liability for an incremental retirement benefit which was based on various factors including retirement eligibility based on a combination of age and years of credited service and the employee’s salary at the time of retirement. KCSM has no legal obligation to fund any benefit previously calculated under these factors.

The Company uses December 31 as the measurement date for its post-employment benefit obligations.

Net Periodic Benefit Cost, Plan Obligation, and Funded Status

Components of the net cost (benefit) for the plan were as follows for the years ended December 31 (in millions):

	2010	2009	2008
Service cost	$1.3	$2.5	$1.9
Interest cost	1.4	1.4	1.4
Actuarial (gain) loss (i)	(7.6)	(3.6)	1.0
Foreign currency (gain) loss	0.9	0.7	(3.8)

Net periodic cost (benefit) recognized	$(4.0)	$1.0	$0.5

(i)	Net benefit costs above do not include a component for the amortization of actuarial gains or losses as the Company’s policy is to recognize such gains and losses immediately.

The following table reconciles the change in the benefit obligation for each of the years ended December 31 (in millions):

	2010	2009
Benefit obligation, beginning of year	$15.9	$16.0
Service cost	1.3	2.5
Interest cost	1.4	1.4
Actuarial gain	(7.6)	(3.6)
Foreign currency loss	0.9	0.7
Benefits paid, net of retiree contributions	(1.5)	(1.1)

Benefit obligation, end of year	$10.4	$15.9

Funded status	$(10.4)	$(15.9)

Assumptions

The assumptions used to determine benefit obligations and costs are selected based on current and expected market conditions. Discount rates are selected based on low risk government bonds with cash flows approximating the timing of expected benefit payments. The Mexico bond market is utilized for the KCSM post-employment obligation.

Weighted average assumptions used to determine the benefit obligation and net benefit cost were as follows for the years ended December 31:

	2010	2009
Discount rate	8.25%	8.50%
Rate of compensation increase	4.50%	4.50%

Cash Flows

The following table presents benefit payments expected to be paid, which reflect expected future service, as appropriate, for each of the next five years and the aggregate five years thereafter (in millions):

Year	Expected Payments
2011	$0.9
2012	1.1
2013	1.3
2014	0.8
2015	0.9
2016-2020	6.2

Note 12. Commitments and Contingencies

Concession Duty. Under the Concession, the Mexican government has the right to receive a payment from the Company equivalent to 0.5% of the gross revenue during the first 15 years of the Concession period and 1.25% during the remaining years of the Concession period. For the year ended December 31, 2010, the concession duty expense, which is recorded within operating expenses, amounted to $4.1 million, compared to $3.2 million and $4.3 million for the same periods in 2009 and 2008, respectively.

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

In November 2005, Ferromex acquired control of and merged with Ferrosur creating Mexico’s largest railway, though such merger has been previously rejected by the Comisión Federal de Competencia (Mexican Antitrust Commission) (“COFECO”). The Settlement Agreement provides that if COFECO does not authorize the merger of Ferromex and Ferrosur, the Settlement Agreement will be terminated twelve months after the relevant resolution of the Governmental Authority is issued or when the unwinding is effective, whichever is later. On May 12, 2010, the Administrative and Fiscal Federal Court annulled the decision of COFECO and approved the merger between Ferromex and Ferrosur. On October 21, 2010, COFECO filed an appeal with the Collegiate Circuit Federal Court and as of the date of this filing, a ruling on this matter has not been issued.

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

SCT Sanction Proceedings. In April 2006, the SCT initiated proceedings against KCSM, claiming that KCSM had failed to make certain minimum capital investments projected for 2004 and 2005 under its five-year business plan filed with the SCT prior to its April 2005 acquisition by KCS (collectively, the “Capital Investment Proceedings”). KCSM believes it made capital expenditures exceeding the required amounts. KCSM responded to the SCT by providing evidence in support of its investments and explaining why it believes sanctions are not appropriate. In May 2007, KCSM was served with an SCT resolution regarding the Capital Investment Proceeding for 2004, in which the SCT resolved to impose no sanction. In June 2007, KCSM was served with an SCT resolution regarding the Capital Investment Proceeding for 2005, in which the SCT determined that KCSM had indeed failed to make the minimum capital investments required for such year, and imposed a minimum fine. KCSM filed an action in the Mexican Administrative and Fiscal Federal Court challenging this ruling and on December 21, 2010 received a favorable ruling. The SCT has the right to challenge this ruling.

In May 2008, the SCT initiated a proceeding against KCSM, at the request of a Mexican subsidiary of a large U.S. Auto Manufacturer (the “Auto Manufacturer”), alleging that KCSM impermissibly bundled international rail services and engaged in discriminatory pricing practices with respect to rail services provided by KCSM to the Auto Manufacturer. In March 2009, the SCT issued a decision determining that KCSM had engaged in the activities alleged, but imposed no sanction since this was the first time KCSM had engaged in such activities. On May 6, 2009, KCSM challenged the SCT’s decision. On October 26, 2010, KCSM and the Auto Manufacturer entered into a Settlement Agreement and this proceeding was dismissed by the SCT, with no resulting impact to KCSM’s financial results.

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

Agreement with the Auto Manufacturer. KCSM has been involved in several disputes related to providing services to the Auto Manufacturer. On October 26, 2010, KCSM and the Auto Manufacturer reached an agreement to settle all disputes related to services provided prior to May 28, 2010 by KCSM to the Auto Manufacturer, other than the interpretation of access rights at one of the Auto Manufacturer’s facilities pending before the SCT, which is not subject to this agreement. This agreement did not have a significant impact on KCSM’s results of operations.

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

Contractual Agreements. In the normal course of business, the Company enters into various contractual agreements related to commercial arrangements and the use of other railroads’ or governmental entities’ infrastructure needed for the operations of the business. The Company is involved or may become involved in certain disputes involving transportation rates, product loss or damage, charges, and interpretations related to these agreements. While the outcome of these matters cannot be predicted with certainty, the Company does not believe, when finally resolved, that these disputes will have a material effect on its results of operations or financial condition. However, an unexpected adverse resolution could have a material effect on the results of operations in a particular quarter or fiscal year.

Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivable concentrations. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or further weakening in economic trends could have a significant impact on the collectability of KCSM’s receivables and operating results. If the financial condition of KCSM’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded reserves for uncollectability based on its best estimate at December 31, 2010.

Note 13. Derivative Instruments

The Company does not engage in the trading of derivative financial instruments except where the Company’s objective is to manage the variability of forecasted fuel price risk. In general, the Company enters into derivative transactions in limited situations based on management’s assessment of current market conditions and perceived risks.

Fuel Derivative Transactions. In the first quarter of 2010, the Company entered into fuel swap agreements to hedge 6.6 million gallons of diesel fuel purchases from July 1, 2010 through December 31, 2010 at an average swap price per gallon of $2.15, which were not designated as hedging instruments. Gains and losses for derivatives which have not been designated as hedge instruments are recorded in fuel expense in the consolidated statements of operations. As of December 31, 2010 and 2009, the Company has no outstanding fuel swap agreements. For the year ended December 31, 2010, the Company recognized a gain of $0.4 million in fuel expense related to fuel swaps agreements. The Company did not have any fuel derivative transactions for the year ended December 31, 2009.

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

None.

Part III

Items 10,	11, 12 and 13. Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management Related Stockholders Matters; and Certain Relationships and Related Transactions, and Director Independence

Omitted pursuant to General Instruction I(2) to Form 10-K.

Item 14.	Principal Accountant Fees and Services

The following table presents the total fees for KCS and KCSM for professional audit services and other services rendered by KPMG LLP, the Company’s Independent Registered Public Accounting Firm, to KCS and KCSM for the years ended December 31, 2010 and 2009 (in thousands).

	2010	2009
Audit fees	$1,875.0	$2,160.0
Audit-related fees(1)	445.0	565.0
Tax fees	37.7	38.0

Total	$2,357.7	$2,763.0

(1)	Primarily reflects fees related to debt offering documents and related SEC filings.

Pre-Approval Policy

KCSM is a wholly owned subsidiary of KCS and does not have an Audit Committee of its Board of Directors. Services provided by the Company’s Independent Registered Public Accounting Firm and all fees are subject to pre-approval policies and procedures of the Audit Committee of the Board of Directors of KCS.

The Audit Committee’s pre-approval policies and procedures, provide that the Audit Committee will approve all fees for audit and non-audit services prior to engagement. The Chair of the Audit Committee is authorized to pre-approve any audit and non-audit services on behalf of the Audit Committee, provided that such decisions are provided to the full Audit Committee at its next scheduled meeting.

The Audit Committee pre-approved all services provided by KPMG LLP, Independent Registered Public Accounting Firm for the year ended December 31, 2010 and 2009.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) List of documents filed as part of this report:

(1) Financial Statements

The consolidated financial statements and related notes, together with the report of KPMG LLP, Independent Registered Public Accounting Firm, appears in Part II Item 8, Financial Statements and Supplementary data, of this form 10-K.

(2) Financial Statement Schedules

None.

(3) List of Exhibits

The Company has attached or incorporated by reference herein certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

(a) Exhibits

Exhibit No.	Description

3.1	Current Corporate Bylaws (Estatutos Sociales) of Kansas City Southern de México, S.A. de C.V. (formerly known as TFM, S.A. de C.V.), as amended and restated May 8, 2007, together with an English translation (previously filed as Exhibit 99.1 to our Current Report on Form 8-K filed on May 9, 2007, File No. 333-08322) is incorporated herein by reference as Exhibit 3.1

4.1	Indenture, dated as of November 21, 2006, between KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $175,000,000 of KCSM’s 7 5/8% Senior Notes due 2013 (previously filed as Exhibit 4.2 to our Current Report on Form 8-K filed on November 28, 2006, File No. 333-08322) is incorporated herein by reference as Exhibit 4.1

4.1.1	Specimen Global Note representing the 7 5/8% Senior Notes due 2013 (previously filed as Exhibit 4.4 of our Registration Statement on Form S-4 filed on September 18, 2007, File No. 333-146153) is incorporated herein by reference as Exhibit 4.1.1

4.2	Indenture, dated as of May 14, 2007, between KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $165,000,000 of KCSM’s 7 3/8% Senior Notes due 2014 (previously filed as Exhibit 4.1 to our Current Report on Form 8-K filed on May 17, 2007, File No. 333-08322) is incorporated herein by reference as Exhibit 4.2

4.2.1	Specimen Global Note representing the 7 3/8% Senior Notes due 2014 (previously filed as Exhibit 4.7 to our Registration Statement on Form S-4 filed on October 4, 2007, File No. 333-146519) is incorporated herein by reference as Exhibit 4.2.1

4.3	Indenture, dated as of March 30, 2009, between KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $200,000,000 of KCSM’s 12 1/2% Senior Notes due 2016 (the “2009 Indenture”) (previously filed as Exhibit 4.1 of our Quarterly Report on Form 10-Q filed on April 30, 2009, File No. 333-08322) is incorporated herein by reference as Exhibit 4.3

4.3.1	Supplemental Indenture, dated as of November 12, 2009, to the 2009 Indenture among KCSM, as issuer, and U.S. Bank National Association, as trustee and paying agent (the “2009 Supplemental Indenture”), (previously filed as Exhibit 4.11 of our Annual Report on Form 10-K filed on February 12, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 4.3.1

4.3.2	Special Global Note representing the 12 1/2% Senior Notes due 2016 (previously filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-4, filed on October 5, 2009, Registration No. 333-161762) is incorporated herein by reference as Exhibit 4.3.2

4.4	Indenture, dated as of January 22, 2010, between KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $300,000,000 of KCSM’s 8% Senior Notes due 2018 (the “2010 KCSM Indenture”), (previously filed as Exhibit 4.1 of our Current Report on Form 8-K filed on January 28, 2010 (File No. 1-4717)), is incorporated by reference as Exhibit 4.4

4.4.1	Registration Rights Agreement, dated as of January 22, 2010, between KCSM and Banc of America Securities LLC, as representative of the placement agents listed therein (the “2010 Registration Rights Agreement”), (previously filed as Exhibit 4.2 of our Current Report on Form 8-K filed on January 28, 2010 (File No. 1-4717) is incorporated herein by reference as Exhibit 4.4.1

4.4.2	Form of Rule 144A Restricted Global Note Representing the 8% Senior Notes (previously filed as Exhibit 4.17 to the Company’s Registration Statement on Form S-4 filed on September 13, 2010, File No. 333-169340) is incorporated herein by reference as Exhibit 4.4.2

4.4.3	Form of Regulation S Restricted Global Note Representing the 8% Senior Notes (previously filed as Exhibit 4.18 to the Company’s Registration Statement on Form S-4 filed on September 13, 2010, File No. 333-169340) is incorporated herein by reference as Exhibit 4.4.3

4.4.4	Special Global Note Representing the 8% Senior Notes Due 2018 (previously filed as Exhibit 4.19 to the Company’s Registration Statement on Form S-4 filed on September 13, 2010, File No. 333-169340) is incorporated herein by reference as Exhibit 4.4.4

4.5	Indenture, dated December 20, 2010, between Kansas City Southern de México, S.A. de C.V. and U.S. Bank National Association, as trustee and paying agent, covering up to $185,000,000 of KCSM’s 6.6255% Senior Notes due 2020 (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 20, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 4.5

4.5.1	Registration Rights Agreement, dated December 20, 2010, among Kansas City Southern de México, S.A. de C.V., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Scotia Capital (USA) Inc., BBVA Securities Inc., Citigroup Global Markets Inc. and UBS Securities LLC. (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 20, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 4.5.1

10.1	Concession title granted by the Secretaria de Comunicaciones y Transportes (“SCT”) in favor of Ferrocarril del Noreste, S.A. de C.V. (“FNE”), dated December 2, 1996, together with an English translation (previously filed as Exhibit 2.1 of our Registration Statement on Form F-4, File No. 333-08322) is incorporated herein by reference as Exhibit 10.1

10.1.1	Amendment, dated February 12, 2001, of concession title granted by SCT in favor of KCSM, formerly known as FNE, December 2, 1996, together with an English translation (previously filed as Exhibit 4.2 from KCSM and Grupo KCSM’s Annual Report on Form 20-F for fiscal year 2000) is incorporated herein by reference as Exhibit 10.1.1

10.1.2	Amendment No. 2, dated November 22, 2006, of concession title granted by SCT in favor of KCSM, formerly known as FNE, December 2, 1996, amended February 12, 2001, together with an English translation (previously filed as Exhibit 10.3 of our Registration Statement on Form S-4 filed on September 18, 2007, File No. 333-146153) is incorporated herein by reference as Exhibit 10.1.2

10.2	English translation of Employment Agreement, dated as of October 5, 2005, between KCSM and David Weiler Eaton Keener (previously filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-4 on September 13, 2010, File No. 333-169340) is incorporated herein by reference as Exhibit 10.2

10.3	English translation of Employment Agreement, dated as of April 20, 2006, between KCSM and José Guillermo Zozaya Delano (previously filed as Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on May 10, 2006, File No. 333-08322) is incorporated herein by reference as Exhibit 10.3

10.3.1	English translation of Amendment Agreement to the Individual Indefinite Employment Contract of April 2, 2006, dated May 27, 2009, between KCSM and José Guillermo Zozaya Delano (previously filed as Exhibit 10.1 of our Current Report on Form 8-K filed on June 2, 2009, File No. 333-08322) is incorporated herein by reference as Exhibit 10.3.1

10.4	English translation of Employment Agreement, dated as of September 11, 2003, between KCSM and Cesar Alfredo Polack Belaunde (previously filed as Exhibit 10.13 of our Registration Statement on Form S-4 filed on September 18, 2007, File No. 333-146153) is incorporated herein by reference as Exhibit 10.4

10.5	English translation of Employment Agreement, dated as of January 18, 1999, between KCSM and Oscar Augusto Del Cueto Cuevas (previously filed as Exhibit 10.15 of our Registration Statement on Form S-4 filed on September 4, 2009, File No. 333-161762) is incorporated herein by reference as Exhibit 10.5

10.6	Loan and Security Agreement, dated as of February 28, 2008, between KCSM and Export Development Canada (previously filed as Exhibit 10.16 of the amendment to our Registration Statement on Form S-4/A filed on March 26, 2008, File No. 333-146519) is incorporated herein by reference as Exhibit 10.6

10.7	Loan Agreement, dated as of September 24, 2008, between KCSM and DVB Bank AG (previously filed as Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on October 28, 2008, File No. 333-08322) is incorporated herein by reference as Exhibit 10.7

10.8	Placement Agreement, dated as of January 7, 2010, between Banc of America Securities LLC, as representative of the placement agents listed therein, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 13, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 10.8

10.9	Trackage Rights Agreement, dated February 9, 2010, between KCSM and Ferromex (previously filed as Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on April 27, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 10.9

10.10	Settlement Agreement, dated February 9, 2010, between KCSM and Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”), Ferrosur S.A. de C.V., Minera México, S.A. de C.V., Infraestructura y Transportes Ferroviarios, S.A. de C.V., Infraestructura y Transportes México, S.A. de C.V., Líneas Ferroviarias de México, S.A. de C.V., Grupo Ferroviario Mexicano, S.A. de C.V., and Grupo México, S.A.B. de C.V. 2016 (previously filed as Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on April 27, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 10.10

10.11	Credit Agreement, dated August 30, 2010, by and between Kansas City Southern de México, S.A. de C.V., the lenders defined therein and The Bank of Nova Scotia, as administrative agent for the Lenders, Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, as collateral agent and Scotia Capital and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 3, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 10.11

10.11.1	Subsidiary Guaranty, dated as of August 30, 2010, by each subsidiary of Kansas City Southern de México, S.A. de C.V. from time to time party thereto, in favor of The Bank of Nova Scotia, in its capacity as the administrative agent and each of secured parties defined therein (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 3, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 10.11.1

10.11.2	Pledge Without Transfer of Possession Agreement, dated August 30, 2010, entered into by and among Kansas City Southern de México, S.A. de C.V., Arrendadora KCSM, S. de R.L. de C.V., Highstar Harbor Holdings Mexico, S. de R.L. de C.V. , MTC Puerta Mexico, S. de R.L. de C.V., and Vamos a México, S.A. de C.V., and Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledgee. (English translation of document executed in Spanish) (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 3, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 10.11.2

10.11.3	Stock Pledge Agreement, dated August 30, 2010, entered into by and among MTC Puerta México, S. de R.L. de C.V and Highstar Harbor Holdings México, S. de R.L. de C.V., as pledgors, Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledgee, and Vamos a México, S.A. de C.V. (English translation of document executed in Spanish) (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on September 3, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 10.11.3

10.11.4	Partnership Interest Pledge Agreement, dated August 30, 2010, entered into by and among Kansas City Southern de México, S.A. de C.V. and KCSM Holdings, LLC, as pledgors, Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledgee and Arrendadora KCSM, S. de R.L. de C.V. (English translation of document executed in Spanish) (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on September 3, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 10.11.4

10.11.5	Partnership Interest Pledge Agreement, dated August 30, 2010, entered into by and among Kansas City Southern de México, S. A. de C.V. and Nafta Rail, S.A. de C.V., as pledgors, Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledgee and Highstar Harbor Holdings México, S. de R.L. de C.V. (English translation of document executed in Spanish) (previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on September 3, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 10.11.5

10.11.6	Partnership Interest Pledge Agreement, dated August 30, 2010 entered into by and among Highstar Harbor Holdings México, S. de R.L. de C.V. and Nafta Rail, S.A. de C.V., as pledgors, Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledgee and MTC Puerta México, S. de R.L. de C.V. (English translation of document executed in Spanish) (previously filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on September 3, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 10.11.6

10.11.7	Intercompany Subordination Agreement, dated as of August 30, 2010, by and between Kansas City Southern de México, S.A. de C.V., and each of the persons defined therein, in favor of The Bank of Nova Scotia, as administrative agent for each of the secured parties defined therein (previously filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on September 3, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 10.11.7

10.12	Placement Agreement, dated December 14, 2010, among Kansas City Southern de México, S.A. de C.V., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Scotia Capital (USA) Inc., BBVA Securities Inc., Citigroup Global Markets Inc. and UBS Securities LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 20, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 10.12

12.1	Computation of Ratio of Earnings to Fixed Charges

18.1	Letter regarding change in accounting principle (previously filed as Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q, filed on April 27, 2010, File No. 333-08322).

31.1	Certification of José Guillermo Zozaya Delano, President and Executive Representative of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached to this Form 10-K as Exhibit 31.1

31.2	Certification of Michael W. Upchurch Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached to this Form 10-K as Exhibit 31.2

32.1	Certification of José Guillermo Zozaya Delano, President and Executive Representative of the Company, furnished pursuant to 18 U.S.C. Section 1350 is attached to this Form 10-K as Exhibit 32.1

32.2	Certification of Michael W. Upchurch, Chief Financial Officer of the Company, furnished pursuant to 18 U.S.C. Section 1350 is attached to this Form 10-K as Exhibit 32.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kansas City Southern de México, S.A. de C.V.

By	/s/ José Guillermo Zozaya Delano
José Guillermo Zozaya Delano
President and Executive Representative

February 9, 2011

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 9, 2011.

Signature	Title

/s/ Michael R. Haverty Michael R. Haverty	President of the Board of Directors and Director

/s/ Michael W. Upchurch Michael W. Upchurch	Chief Financial Officer (Principal Financial Officer)

/s/ Mary K. Stadler Mary K. Stadler	Chief Accounting Officer (Principal Accounting Officer)

/s/ David L. Starling David L. Starling	Vice President of the Board of Directors and Director

/s/ Patrick J. Ottensmeyer Patrick J. Ottensmeyer	Director

/s/ David R. Ebbrecht David R. Ebbrecht	Director

Kansas City Southern de México, S.A. de C.V.

2010 Form 10-K Annual Report

Index to Exhibits

Exhibit	Document	Regulation S-K Item 601(b) Exhibit
12.1	Computation of Ratio of Earnings to Fixed Charges	12

31.1	Certification of José Guillermo Zozaya Delano, President and Executive Representative of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31

31.2	Certification of Michael W. Upchurch, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31

32.1	Certification of José Guillermo Zozaya Delano, President and Executive Representative of the Company, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

32.2	Certification of Michael W. Upchurch, Chief Financial Officer of the Company, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32