Form 10-Q
period 2011-03-31
Kansas City Southern de Mexico, S.A. de C.V.
filed 2011-04-21
CIK 1055294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2011: 4,785,510,235

Kansas City Southern de México, S.A. de C.V. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Form 10-Q

March 31, 2011

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Form 10-Q

March 31, 2011

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Introductory Comments

The unaudited Consolidated Financial Statements included herein have been prepared by Kansas City Southern de México, S.A. de C.V. (“KCSM” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). For the purposes of this report, unless the context otherwise requires, all references herein to “KCSM” and the “Company” shall mean Kansas City Southern de México, S.A. de C.V. and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Results for the three months ended March 31, 2011 are not necessarily indicative of the results expected for the full year ending December 31, 2011.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Statements of Income

	Three Months Ended March 31,
	2011	2010
	(In millions) (Unaudited)
Revenues	$218.2	$190.8

Operating expenses:
Compensation and benefits	30.7	22.5
Purchased services	31.1	32.0
Fuel	33.8	26.4
Equipment costs	20.5	18.5
Depreciation and amortization	21.2	23.9
Materials and other	12.7	11.2

Total operating expenses	150.0	134.5

Operating income	68.2	56.3
Equity in net earnings of unconsolidated affiliates	0.8	1.5
Interest expense	(19.9)	(27.5)
Debt retirement costs	—	(14.9)
Foreign exchange gain	—	2.8
Other income, net	1.8	0.5

Income before income taxes	50.9	18.7
Income tax expense	17.4	7.6

Net income	$33.5	$11.1

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(In millions, except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67.6	$37.0
Accounts receivable, net	97.9	83.7
Related company receivables	27.3	18.8
Materials and supplies	30.9	35.1
Deferred income taxes	113.0	109.2
Other current assets	73.7	93.4

Total current assets	410.4	377.2
Investments	13.3	12.1
Property and equipment (including concession assets), net	2,278.5	2,276.2
Other assets	31.9	33.5

Total assets	$2,734.1	$2,699.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$11.2	$11.2
Accounts payable and accrued liabilities	133.6	152.0
Related company payables	2.0	2.4

Total current liabilities	146.8	165.6
Long-term debt	870.6	874.4
Related company debt	39.0	39.0
Deferred income taxes	63.9	42.6
Other noncurrent liabilities and deferred credits	90.2	87.7

Total liabilities	1,210.5	1,209.3

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 4,785,510,235 shares authorized, issued without par value	602.3	602.3
Additional paid-in capital	243.6	243.6
Retained earnings	680.1	646.6
Accumulated other comprehensive loss	(2.4)	(2.8)

Total stockholders’ equity	1,523.6	1,489.7

Total liabilities and stockholders’ equity	$2,734.1	$2,699.0

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2011	2010
	(In millions)
	(Unaudited)
Operating activities:
Net income	$33.5	$11.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21.2	23.9
Deferred income taxes	17.4	7.6
Equity in undistributed earnings of unconsolidated affiliates	(0.8)	(1.5)
Deferred compensation	5.9	1.5
Cash payments related to hurricane damage	(1.0)	—
Insurance proceeds related to hurricane damage	10.5	—
Debt retirement cost	—	14.9
Changes in working capital items:
Accounts receivable	(14.2)	(15.6)
Related companies	(8.9)	(3.9)
Materials and supplies	4.7	(2.1)
Other current assets	7.5	(2.6)
Accounts payable and accrued liabilities	(8.2)	22.8
Other, net	(1.0)	0.5

Net cash provided by operating activities	66.6	56.6

Investing activities:
Capital expenditures	(37.0)	(21.8)
Acquisition of an intermodal facility, net of cash acquired	—	(25.0)
Insurance proceeds related to hurricane damage	4.5	—
Proceeds from disposal of property	0.6	0.3
Repayments of loan from a related company	—	30.2
Other, net	—	(0.5)

Net cash used for investing activities	(31.9)	(16.8)

Financing activities:
Proceeds from issuance of long-term debt	—	295.7
Repayment of long-term debt	(4.1)	(300.3)
Debt costs	—	(18.9)

Net cash used for financing activities	(4.1)	(23.5)

Cash and cash equivalents:
Net increase during each period	30.6	16.3
At beginning of year	37.0	92.6

At end of period	$67.6	$108.9

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements

1. Accounting Policies, Interim Financial Statements and Basis of Presentation

In the opinion of the management of KCSM, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal and recurring nature. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results to be expected for the full year ending December 31, 2011. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Hurricane Alex

Hurricane Alex made landfall on June 30, 2010, causing widespread damage and flooding in central and northeastern Mexico. The hurricane resulted in extensive damage to KCSM’s track and bridge infrastructures, and also caused multiple track-related incidents and significantly disrupted the Company’s rail service.

The Company maintains a comprehensive insurance program intended to cover such events. The property and casualty insurance program covers loss or damage to Company property and third party property over which the Company has custody and control and covers losses associated with business interruption. This program has combined coverage for both property damage and business interruption and has a self-insured retention amount of $10.0 million for flood related losses. In addition, the Company also maintains a general liability insurance program. This program had a self-insured retention of $1.0 million in Mexico at the time of Hurricane Alex. The Company’s policy limits are in excess of the hurricane losses incurred.

Hurricane Alex affected revenues as customers were required to use alternate carriers or modes of transportation until rail service was restored. Based on data contained in the Company’s revised insurance claim, which may be updated and adjusted, the Company currently estimates that resulting lost revenues in the third quarter of 2010 were approximately $28.0 million before related avoided costs. Incurred losses related to property damage and incremental expenses were $34.9 million.

The $34.9 million of incurred losses related to property damage and incremental expenses were offset by a receivable for probable insurance recoveries. Through April 21, 2011, the Company has received $40.0 million of insurance proceeds (see table below). A portion of the proceeds received in the second quarter of 2011 will be allocated to the Company’s affiliate, The Kansas City Southern Railroad Company. The proceeds collected in excess of the outstanding receivable, and any subsequent proceeds, will be recognized as income when all contingencies have been resolved, which generally occurs at the time of final settlement.

The $40.0 million of insurance proceeds were collected in the following periods (in millions):

Period Received	Amount Collected
Fourth quarter 2010	$10.0
First quarter 2011	15.0
Second quarter 2011 - to date	15.0

Total proceeds collected to date	$40.0

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

3. Property and Equipment (including Concession Assets)

Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	March 31, 2011	December 31, 2010
Land	$76.2	$76.2
Concession land rights	141.2	141.2
Road property	2,014.3	1,998.0
Equipment	389.3	393.0
Technology and other	20.1	20.3
Construction in progress	71.9	73.1

Total property	2,713.0	2,701.8
Accumulated depreciation and amortization	434.5	425.6

Net property	$2,278.5	$2,276.2

Concession assets, net of accumulated amortization of $309.0 million and $305.3 million, totaled $1,811.9 million and $1,800.1 million at March 31, 2011 and December 31, 2010, respectively.

4. Fair Value Measurements

The Company’s short term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short term financial instruments approximates their fair value.

The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $984.8 million and $981.2 million at March 31, 2011 and December 31, 2010, respectively. The carrying value was $920.8 million and $924.6 million at March 31, 2011 and December 31, 2010, respectively.

5. Comprehensive Income

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

KCSM’s total comprehensive income is as follows (in millions):

	Three Months Ended March 31,
	2011	2010
Net income	$33.5	$11.1
Other comprehensive income:
Cumulative translation adjustment — FTVM	0.4	0.5

Total comprehensive income	$33.9	$11.6

6. Commitments and Contingencies

Concession duty. Under KCSM’s railroad concession from the Mexican government (the “Concession”), the Mexican government has the right to receive a payment from the Company equivalent to 0.5% of the gross revenue during the first 15 years of the Concession period and, beginning on June 24, 2012, 1.25% for the remaining years of the Concession period. For the three months ended March 31, 2011 and 2010, the concession duty expense was $1.1 million compared to $1.0 million, respectively, which was recorded within operating expenses.

Litigation. The Company is a party to various legal proceedings and administrative actions, all of which, except as set forth below, are of an ordinary, routine nature and incidental to its operations. KCSM aggressively defends these matters and has established liability provisions, which management believes are adequate to cover expected costs. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of management, other than those proceedings described in detail below, such proceedings and actions should not, individually, or in the aggregate, have a material adverse effect on the Company’s financial condition and liquidity. However, a material adverse outcome in one or more of these proceedings could have a material adverse impact on the operating results of a particular quarter or fiscal year.

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

The risk of incurring environmental liability is inherent in the railroad industry. As part of serving the petroleum and chemicals industry, the Company transports hazardous materials and has a professional team available to respond and handle environmental issues that might occur in the transport of such materials. Additionally, the Company has initiated environmental, health and safety management system programs to reduce the Company’s potential liability. The Company performs ongoing reviews and evaluations of the various environmental programs and issues within the Company’s operations, and, as necessary, takes actions intended to limit the Company’s exposure to potential liability. Although these costs cannot be predicted with certainty, management believes that the ultimate outcome of identified matters will not have a material adverse effect on the Company’s consolidated financial position or cash flows.

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

In November 2005, Ferromex acquired control of and merged with Ferrosur creating Mexico’s largest railway, though such merger had been previously rejected by the Comisión Federal de Competencia (Mexican Antitrust Commission or “COFECO”). The Settlement Agreement provides that if COFECO does not authorize the merger of Ferromex and Ferrosur, the Settlement Agreement shall be terminated twelve months after the relevant resolution of the Governmental Authority is issued or when the unwinding is effective, whichever is later. On May 12, 2010, the Administrative and Fiscal Federal Court annulled the decision of COFECO and approved the merger between Ferromex and Ferrosur. On October 21, 2010, COFECO filed an appeal with the Collegiate Circuit Federal Court and on March 25, 2011, the Collegiate Circuit Federal Court dismissed the appeal and the merger between Ferromex and Ferrosur is considered final.

Certain Disputes with Ferromex. KCSM and Ferromex use certain trackage rights, haulage rights, and interline services (the “Services”) provided by each other. The rates to be charged after January 1, 2009, were agreed to pursuant to the Trackage Rights Agreement, dated February 9, 2010 (the “Trackage Rights Agreement”), between KCSM and Ferromex. The rates payable for these Services for the period beginning in 1998 through December 31, 2008 are still not resolved. If KCSM cannot reach an agreement with Ferromex for rates applicable for Services prior to January 1, 2009 which are not subject to the Trackage Rights Agreement, the Secretaría de Comunicaciones y Transportes (“Secretary of Communications and Transportation”) (“SCT”) is entitled to set the rates in accordance with Mexican law and regulations. KCSM and Ferromex both initiated administrative proceedings seeking a determination by the SCT of the rates that KCSM and Ferromex should pay each other in connection with the Services. The SCT issued rulings in 2002 and 2008 setting the rates for the Services and both KCSM and Ferromex challenged these rulings.

In addition, KCSM is currently involved in judicial, civil and administrative proceedings and negotiations with Ferromex regarding the rates payable to each other for the Services for the periods prior to January 1, 2009. Although KCSM and Ferromex have challenged these matters based on different grounds and these cases continue to evolve, management believes the amounts recorded related to these matters are adequate.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

While the outcome of these matters cannot be predicted with certainty, the Company does not believe, when finally resolved, that these disputes will have a material effect on its results of operations or financial condition. However, an unexpected adverse resolution could have a material effect on the results of operations in particular quarter or fiscal year.

SCT Sanction Proceedings. In April 2006, the SCT initiated proceedings against KCSM, claiming that KCSM had failed to make certain minimum capital investments projected for 2004 and 2005 under its five-year business plan filed with the SCT prior to its April 2005 acquisition by Kansas City Southern (“KCS”) (collectively, the “Capital Investment Proceedings”). KCSM responded to the SCT by providing evidence in support of its investments and explaining why it believes sanctions were not appropriate. On March 24, 2011, the Company received a favorable resolution from the Tax and Administration Court and the Company considers this matter resolved.

On July 23, 2008, the SCT delivered notice to KCSM of proceedings against KCSM, claiming, among other things, that KCSM refused to grant Ferromex access to certain trackage over which Ferromex alleges it has trackage rights on six different occasions and, thus denied Ferromex the ability to provide service to a Mexican subsidiary of a large U.S. Auto Manufacturer at this location. On August 13, 2008, KCSM filed a response to the SCT. On July 15, 2010, the SCT resolved to consolidate these six sanction proceedings into a single proceeding, determining that the actions that motivated the underlying claims constitute a single occasion. On August 19, 2010, Ferromex filed an appeal which KCSM considers to be without merit. Management believes that even if KCSM were to be found liable, a single sanction would be imposed and could be challenged in the Administrative and Fiscal Federal Court. A single sanction makes it more likely that any unfavorable resolution will not have a material impact on KCSM’s results of operations. However, if KCSM is ultimately sanctioned by the SCT for “generic” sanctions on five occasions over the term of the Concession, KCSM could be subject to possible future SCT action seeking revocation of the Concession.

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

Credit Risk. The Company continually monitors risks related to the economic changes and certain customer receivable concentrations. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or further weakening in economic trends could have a significant impact on the collectability of KCSM’s receivables and operating results. If the financial condition of KCSM’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at March 31, 2011.

Income Tax. Tax returns filed by the Company from 2004 through the current year remain open to examination by the taxing authorities. The 2004 and 2005 tax returns are currently under examination. The Company believes that no provision is required as it expects to resolve these audits without a material adjustment. However, an unexpected adverse resolution could have a material effect on the results of operations in a particular quarter or fiscal year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: domestic and international economic conditions; interest rates; the business environment in industries that produce and consume rail freight; competition and consolidation within the transportation industry; fluctuation in prices or availability of key materials, in particular diesel fuel; labor difficulties, including strikes and work stoppages; credit risk of customers and counterparties and their failure to meet their financial obligation; the outcome of claims and litigation; legislative and regulatory developments; political and economic conditions in Mexico and the level of trade between the United States and Mexico; changes in securities and capital markets; disruptions to the Company’s technology infrastructure, including its computer systems; natural events such as severe weather, hurricanes and floods; acts of terrorism or risk of terrorist activities; and war or risk of war. For more discussion about each risk factor, see Part I, Item 1A – Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which is on file with the U.S. Securities and Exchange Commission (File No. 333-08322) and any updates contained herein. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the timing when, or by which, such performance or results will be achieved. As a result, actual outcomes or results could materially differ from those indicated in forward-looking statements. Forward-looking statements contained in this Form 10-Q will not be updated.

This discussion is intended to clarify and focus on Kansas City Southern de México, S. A. de C.V.’s (“KCSM” or the “Company”) results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 1 of this Form 10-Q, and has been abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with those consolidated financial statements and the related notes, and is qualified by reference to them.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial position and results of operations is based upon its consolidated financial statements. The preparation of these consolidated financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets, and liabilities. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the accounting for assets and liabilities that are not readily apparent from other sources. If the estimates differ materially from actual results, the impact on the consolidated financial statements may be material. The Company’s significant accounting policies are disclosed in the 2010 Annual Report on Form 10-K.

First Quarter Analysis

The Company reported quarterly net income of $33.5 million for the three months ended March 31, 2011, compared to quarterly net income of $11.1 million for the same period in 2010. This net income increase reflects a 14% increase in revenues during the three months ended March 31, 2011, as compared to the same period in 2010, driven primarily by positive pricing impacts, the overall increase in carload/unit volumes resulting from the continued improvement in the economy and increased fuel surcharge. In addition, revenues increased due to the effects of fluctuations in the value of the U.S. dollar against the value of the Mexican peso.

Operating expenses increased 12% compared to the same period in 2010, primarily due to increased compensation and benefits rates, higher fuel prices, and the effect of fluctuations in the value of the U.S. dollar against the value of the Mexican peso. In addition, operating expenses as a percentage of revenues declined to 68.7% for the three months ended March 31, 2011 as compared to 70.5% for the same period in 2010.

Results of Operations

The following summarizes KCSM’s consolidated income statement components (in millions).

	Three Months Ended March 31,
	2011	2010	Change
Revenues	$218.2	$190.8	$27.4
Operating expenses	150.0	134.5	15.5

Operating income	68.2	56.3	11.9
Equity in net earnings of unconsolidated affiliates	0.8	1.5	(0.7)
Interest expense	(19.9)	(27.5)	7.6
Debt retirement costs	—	(14.9)	14.9
Foreign exchange gain	—	2.8	(2.8)
Other income, net	1.8	0.5	1.3

Income before income taxes	50.9	18.7	32.2
Income tax expense	17.4	7.6	9.8

Net income	$33.5	$11.1	$22.4

Revenues

The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Chemical and petroleum	$44.4	$42.2	5%	24.3	25.3	(4)%	$1,827	$1,668	10%
Industrial and consumer products	53.1	46.5	14%	40.3	36.7	10%	1,318	1,267	4%
Agriculture and minerals	49.0	48.6	1%	27.9	30.6	(9)%	1,756	1,588	11%

Total general commodities	146.5	137.3	7%	92.5	92.6	—%	1,584	1,483	7%
Coal	4.6	3.1	48%	4.7	4.3	9%	979	721	36%
Intermodal	33.3	24.8	34%	87.4	69.7	25%	381	356	7%
Automotive	29.1	20.6	41%	18.4	16.2	14%	1,582	1,272	24%

Carload revenues, carloads and units	213.5	185.8	15%	203.0	182.8	11%	1,052	1,016	4%

Other revenue	4.7	5.0	(6)%

Total revenues (i)	$218.2	$190.8	14%

(i) Included in revenues:
Fuel surcharge	$25.2	$18.1

Freight revenues include both revenue for transportation services and fuel surcharges. For the three months ended March 31, 2011, revenues increased $27.4 million compared to the same period in 2010, primarily due to positive pricing impacts, an 11% increase in carload/unit volumes and increased fuel surcharge. In addition, revenues increased due to fluctuations in the value of the U.S. dollar against the value of the Mexican peso for revenues denominated in Mexican pesos. Revenue per carload/unit increased by 4% for the three months ended March 31, 2011, compared to the same period in 2010, reflecting favorable commodity mix in addition to the factors discussed above.

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

The following discussion provides an analysis of revenues by commodity group:

Revenues by Commodity Group for the three months ended March 31, 2011

Chemical and petroleum. Revenues increased $2.2 million for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to an increase in pricing, partially offset by a decrease in volume. Petroleum revenues increased due to a Mexican government initiated oil export program that began in 2010 that effectively increased the length of haul. Volume in agrichemicals decreased due to lost business. This volume decrease was partially offset by an increase in chemicals used to manufacture glass and paint as a result of continuing growth in the automotive industry.

Industrial and consumer products. Revenues increased $6.6 million for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to increases in volume and fuel surcharge. Metals and scrap business growth was primarily due to growing demand for slab and steel coil driven by continuing growth in the automotive industry and appliance manufacturing.

Agricultural and mineral. Revenues increased $0.4 million for the three months ended March 31, 2011, compared to the same period in 2010, due to increases in price, fluctuations in the value of the U.S. dollar against the value of the Mexican peso, fuel surcharge and continued strength in food products. These increases were partially offset by a decrease in volume in grain due to a decline in cross-border traffic into Mexico as availability of crops from a strong Mexico local harvest has been sufficient to meet the demand.

Coal. Revenues increased $1.5 million for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to increases in pricing and length of haul related to new petroleum coke business.

Intermodal. Revenues increased $8.5 million for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to an increase in volume and fuel surcharge. Growth was driven by increased automotive parts traffic, conversion of cross border truck traffic to rail and trans-Pacific container volume.

Automotive. Revenues increased $8.5 million for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to increases in pricing, volume and fluctuations in the value of the U.S. dollar against the value of the Mexican peso. The volume increase was driven by strong year over year growth in North American automobile sales, new cross border vehicle routings and the introduction of new automobile models.

Operating Expenses

Operating expenses, as shown below (in millions) increased $15.5 million for the three months ended March 31, 2011, when compared to the same period in 2010, primarily due to increased compensation and benefits rates, higher diesel fuel prices, and the effect of fluctuations in the value of the U.S. dollar against the value of the Mexican peso for operating expenses denominated in Mexican pesos.

	Three months Ended March 31,		Change
	2011	2010	Dollars	Percent
Compensation and benefits	$30.7	$22.5	$8.2	36%
Purchased services	31.1	32.0	(0.9)	(3)%
Fuel	33.8	26.4	7.4	28%
Equipment costs	20.5	18.5	2.0	11%
Depreciation and amortization	21.2	23.9	(2.7)	(11)%
Materials and other	12.7	11.2	1.5	13%

Total operating expenses	$150.0	$134.5	$15.5	12%

Compensation and benefits. Compensation and benefits increased $8.2 million for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to an increase in statutory profit sharing expense and annual salary and benefit rate increases. In addition, compensation and benefits increased due to fluctuations in the value of the U.S. dollar against the value of the Mexican peso.

Purchased services. Purchased services expense decreased $0.9 million for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to lower corporate expenses. This decrease was partially offset by an increase in volume-sensitive costs, primarily locomotive maintenance expense, security and terminal services.

Fuel. Fuel expense increased $7.4 million for the three months ended March 31, 2011, compared to the same period in 2010. The increase was driven by higher diesel fuel prices as the average fuel price per gallon increased by approximately 21%, fluctuations in the value of the U.S. dollar against the value of the Mexican peso and higher volume.

Equipment costs. Equipment costs increased $2.0 million for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to the increase in the use of other railroads’ freight cars and higher locomotive lease expense.

Depreciation and amortization. Depreciation and amortization expenses decreased $2.7 million for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to a change in estimate related to certain locomotive depreciation rates based on reassessment of the adequacy of the accumulated depreciation provisions, which was effective October 1, 2010. This decrease was partially offset by higher depreciation expense due to a larger asset base. Depreciation expense on the asset base as of year-end 2010 is expected to be lower on a quarterly basis by approximately $3.3 million as a result of the change in locomotive rates.

Materials and other. Materials and other expenses increased $1.5 million for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to higher derailment expense and an increase in other employee expenses. These increases were partially offset by the settlement of a legal dispute in the first quarter of 2010.

Non-Operating Income and Expenses

Equity in net earnings of unconsolidated affiliates. Equity in earnings from unconsolidated affiliates was $0.8 million for the three months ended March 31, 2011, compared to $1.5 million for the same period in 2010. Significant components of this change are as follows:

•

KCSM’s equity in earnings of Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”) was $0.8 million for the three months ended March 31, 2011, compared to $0.2 million for the same period in 2010. The increase is primarily due to an increase in volumes.

•

KCSM’s equity in earnings of Mexrail, Inc. (“Mexrail”) was $1.3 million for the three months ended March 31, 2010. On June 30, 2010, KCSM sold its 49% ownership interest in Mexrail to Kansas City Southern.

Interest expense. Interest expense decreased $7.6 million for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to lower average debt balances and interest rates. During the three months ended March 31, 2011, the average debt balance was $922.3 million compared to $1,136.3 million for the same period in 2010.

Debt retirement cost. Debt retirement costs decreased $14.9 million for the three months ended March 31, 2011, compared to the same period in 2010. In the first quarter of 2010, KCSM purchased $296.3 million of the 9   3/8% senior notes due May 1, 2012 and the Company recorded debt retirement costs of $14.9 million related to the tender premium and the write-off of unamortized debt issuance costs. The Company did not incur debt retirement cost in the first quarter of 2011.

Foreign exchange gain. Foreign exchange gain decreased $2.8 million for the three months ended March 31, 2011, compared to the same period in 2010, due to fluctuations in the value of the U.S. dollar against the value of the Mexican peso.

Other income, net. Other income, net increased $1.3 million for the three months ended March 31, 2011, compared to the same period in 2010, primarily attributable to miscellaneous income.

Income tax expense. Income tax expense increased by $9.8 million for the three months ended March 31, 2011, compared to the same period in 2010, due to higher pre-tax income. The effective income tax rate was 34.2% and 40.6% for the three months ended March 31, 2011 and 2010, respectively. The decrease in the effective tax rate was primarily due to foreign exchange rate fluctuations and higher pre-tax income.

Liquidity and Capital Resources

Overview

KCSM’s primary uses of cash are to support operations; maintain and improve its railroad; pay debt service costs; acquire new and maintain existing locomotives, rolling stock and other equipment; and meet other obligations. KCSM’s cash flow from operations has historically been sufficient to fund operations, maintenance capital expenditures and debt service. External sources of cash (principally bank debt, public and private debt and leases) have historically been used to refinance existing indebtedness and to fund acquisitions, new investments and equipment additions. During the first quarter of 2011, the Company’s cash flow from operations was sufficient to fund capital expenditures and other investing activities. On March 31, 2011, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was $167.6 million, compared to available liquidity at March 31, 2010 of $108.9 million.

The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt capital markets and other available financing resources will be sufficient to fund anticipated operating, capital and debt service requirements and other commitments in the foreseeable future.

As of March 31, 2011, KCSM had a debt to capitalization ratio (total debt as a percentage of total debt plus total equity) of 37.7%. KCSM’s primary sources of liquidity are cash flows generated from operations, access to debt capital markets and borrowings under its revolving credit facility. Although KCSM has had adequate access to the debt capital markets, as a non-investment grade company, the financial terms under which funding is obtained often contain restrictive covenants. The covenants constrain financial flexibility by restricting or prohibiting certain actions, including the ability to incur additional debt for any purpose other than refinancing existing debt, create or suffer to exist additional liens, make prepayments of particular debt, pay dividends on common stock, make investments, engage in transactions with stockholders and affiliates, sell certain assets, and engage in mergers and consolidations or in sale leaseback transactions. These restrictions, however, are subject to a number of qualifications and exceptions that provide the Company with varying levels of additional borrowing capacity. The Company was in compliance with all of its debt covenants as of March 31, 2011. For a description of the agreements representing the indebtedness of KCSM, see “Item 8 Financial Statements and Supplemental Data – Note 7. Long-Term Debt” in the Annual Report on Form 10-K for the year ended December 31, 2010 of KCSM.

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

Cash Flow Information

Summary cash flow data follows (in millions):

	Three Months Ended March 31,
	2011	2010
Cash flows provided by (used for):
Operating activities	$66.6	$56.6
Investing activities	(31.9)	(16.8)
Financing activities	(4.1)	(23.5)

Net increase in cash and cash equivalents	30.6	16.3
Cash and cash equivalents beginning of year	37.0	92.6

Cash and cash equivalents end of period	$67.6	$108.9

Cash flows from operating activities increased $10.0 million for the three month period ended March 31, 2011, compared to the same period in 2010, primarily as a result of increased net income from positive pricing impacts, higher carload/unit volumes due to the continued improvement in the economy and insurance proceeds related to hurricane damage. These increases were partially offset by changes in working capital items resulting mainly from the timing of certain payments and receipts. Net cash used for investing activities increased $15.1 million, primarily due to higher capital expenditures in the first quarter of 2011 and net proceeds received from repayment of a loan to a related company during the first quarter of 2010. Additionally, the Company acquired an intermodal facility in Mexico in the first quarter of 2010. Additional information regarding capital expenditures is provided below. Net cash used for financing activities decreased $19.4 million primarily due to debt reduction and refinancing activities and associated debt cost payments incurred during the first quarter of 2010.

Capital Expenditures

KCSM has funded, and expects to continue to fund capital expenditures with funds from operating cash flows, equipment leases, and debt and equity financing.

The following table summarizes capital expenditures by type (in millions):

	Three Months Ended March 31,
	2011	2010
Roadway capital program	$21.8	$14.4
Equipment	1.0	1.7
Information technology	0.4	1.6
Other	4.9	1.0

Total capital expenditures (accrual basis)	28.1	18.7
Change in capital accruals	8.9	3.1

Total cash capital expenditures	$37.0	$21.8

The Company’s 2011 capital expenditures projections have increased and are currently expected to be approximately $150 million. The increase is primarily due to a potential lease buyout opportunity.

Other Matters

KCSM union employees are covered by one labor agreement, which was signed on June 23, 1997, between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (Mexican Railroad Union), for a term of 50 years, for the purpose of regulating the relationship between the parties and improving conditions for the union employees. Approximately 80% of KCSM employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other terms are subject to negotiation every two years. Compensation terms covering the period from July 1, 2010, through June 30, 2011, and the retirement benefit were finalized in the third quarter of 2010. The union labor negotiation with the Mexican Railroad Union has not historically resulted in any strike, boycott, or other disruption in KCSM’s business operations.

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

(b) Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

For information related to the Company’s settlements and other legal proceedings, see Note 6 “Commitments and Contingencies,” under Part I, Item 1, of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

There were no material changes during the quarter in the Risk Factors disclosed in Item 1A, “Risk Factors,” in KCSM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on April 21, 2011.

Kansas City Southern de México, S.A. de C.V.

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Chief Financial Officer
(Principal Financial Officer)

/s/ MARY K. STADLER
Mary K. Stadler
Chief Accounting Officer
(Principal Accounting Officer)