Form 10-Q
period 2011-06-30
Kansas City Southern de Mexico, S.A. de C.V.
filed 2011-07-22
CIK 1055294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2011: 4,785,510,235

Kansas City Southern de México, S.A. de C.V. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Form 10-Q

June 30, 2011

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Form 10-Q

June 30, 2011

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Introductory Comments

The unaudited Consolidated Financial Statements included herein have been prepared by Kansas City Southern de México, S.A. de C.V. (“KCSM” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). For the purposes of this report, unless the context otherwise requires, all references herein to “KCSM” and the “Company” shall mean Kansas City Southern de México, S.A. de C.V. and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Results for the three and six months ended June 30, 2011 are not necessarily indicative of the results expected for the full year ending December 31, 2011.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In millions) (Unaudited)
Revenues	$246.7	$206.8	$464.9	$397.6

Operating expenses:
Compensation and benefits	32.8	25.2	63.5	47.7
Purchased services	34.8	31.7	65.9	63.7
Fuel	40.8	32.4	74.6	58.8
Equipment costs	22.0	19.9	42.5	38.4
Depreciation and amortization	20.9	24.4	42.1	48.3
Materials and other	16.3	14.9	29.0	26.1

Total operating expenses	167.6	148.5	317.6	283.0

Operating income	79.1	58.3	147.3	114.6
Equity in net earnings of unconsolidated affiliates	0.7	2.9	1.5	4.4
Interest expense	(19.6)	(25.7)	(39.5)	(53.2)
Debt retirement costs	(10.3)	(16.7)	(10.3)	(31.6)
Foreign exchange gain (loss)	0.4	(1.5)	0.4	1.3
Other income, net	0.3	1.0	2.1	1.5

Income before income taxes	50.6	18.3	101.5	37.0
Income tax expense	18.4	3.2	35.8	10.8

Net income	$32.2	$15.1	$65.7	$26.2

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(In millions, except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$100.7	$37.0
Accounts receivable, net	117.3	83.7
Related company receivables	33.3	18.8
Materials and supplies	35.2	35.1
Deferred income taxes	98.2	109.2
Other current assets	60.9	93.4

Total current assets	445.6	377.2
Investments	12.0	12.1
Property and equipment (including concession assets), net	2,287.5	2,276.2
Other assets	34.1	33.5

Total assets	$2,779.2	$2,699.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$11.0	$11.2
Accounts payable and accrued liabilities	140.7	152.0
Related company payables	2.4	2.4

Total current liabilities	154.1	165.6
Long-term debt	869.1	874.4
Related company debt	39.0	39.0
Deferred income taxes	67.5	42.6
Other noncurrent liabilities and deferred credits	93.6	87.7

Total liabilities	1,223.3	1,209.3

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 4,785,510,235 shares authorized, issued without par value	602.3	602.3
Additional paid-in capital	243.6	243.6
Retained earnings	712.3	646.6
Accumulated other comprehensive loss	(2.3)	(2.8)

Total stockholders’ equity	1,555.9	1,489.7

Total liabilities and stockholders’ equity	$2,779.2	$2,699.0

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2011	2010
	(In millions)
	(Unaudited)
Operating activities:
Net income	$65.7	$26.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42.1	48.3
Deferred income taxes	35.8	10.8
Equity in undistributed earnings of unconsolidated affiliates	(1.5)	(4.4)
Deferred compensation	11.0	3.2
Distributions from unconsolidated affiliates	2.3	1.5
Cash payments related to hurricane damage	(1.1)	—
Insurance proceeds related to hurricane damage	21.7	—
Gain on sale of Mexrail, Inc.	—	(0.7)
Debt retirement costs	10.3	31.6
Changes in working capital items:
Accounts receivable	(33.6)	(27.6)
Related companies	(16.5)	(17.3)
Materials and supplies	0.2	(1.2)
Other current assets	10.5	(1.3)
Accounts payable and accrued liabilities	(6.5)	13.8
Other, net	(0.4)	1.3

Net cash provided by operating activities	140.0	84.2

Investing activities:
Capital expenditures	(68.8)	(45.4)
Acquisition of an intermodal facility, net of cash acquired	—	(25.0)
Insurance proceeds related to hurricane damage	8.3	—
Proceeds from disposal of property	3.1	2.0
Repayments of loan from a related company	—	31.4
Proceeds from sale of Mexrail, Inc.	—	41.0
Other, net	—	(0.2)

Net cash provided by (used for) investing activities	(57.4)	3.8

Financing activities:
Proceeds from issuance of long-term debt	200.0	295.7
Repayment of long-term debt	(206.0)	(471.9)
Debt costs	(12.9)	(30.1)
Pro-rata contribution on common stock	—	95.0

Net cash used for financing activities	(18.9)	(111.3)
Cash and cash equivalents:
Net increase (decrease) during each period	63.7	(23.3)
At beginning of year	37.0	92.6

At end of period	$100.7	$69.3

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements

1. Accounting Policies, Interim Financial Statements and Basis of Presentation

In the opinion of the management of KCSM, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal and recurring nature. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three and six months ended June 30, 2011, are not necessarily indicative of the results to be expected for the full year ending December 31, 2011. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued new guidance on the presentation of comprehensive income, which eliminates the option for entities to present components of other comprehensive income (“OCI”) as a part of the statement of changes in stockholders’ equity and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This standard is effective for the Company beginning the first quarter of 2012.

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

Hurricane Alex affected revenues as customers were required to use alternate carriers or modes of transportation until rail service was restored. The Company estimated that resulting lost revenues in the third quarter of 2010 were approximately $28.0 million before related avoided costs. In addition, the Company incurred losses related to property damage and incremental expenses of $34.9 million. The $34.9 million of incurred losses related to property damage and incremental expense was offset by a receivable for probable insurance recoveries. Effective July 7, 2011, the Company settled the portion of the insurance claim related to the property and casualty program, including business interruption for $66.0 million before the related self-insured retention of $10.0 million. Through June 30, 2011, the Company has received $40.0 million of insurance proceeds related to the property and casualty claim (see table below) and expects to receive final settlement proceeds of $16.0 million in the third quarter of 2011. KCSM will allocate $12.1 million of the total insurance proceeds received to the Company’s affiliate, The Kansas City Southern Railway Company (“KCSR”), for KCSR’s portion of property damage, incremental expense and business interruption. The $9.0 million of the proceeds retained by the Company that are in excess of the receivable will be recognized by KCSM as a gain on insurance recovery within operating expenses in the third quarter of 2011.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

As of June 30, 2011, $40.0 million of insurance proceeds were collected in the following periods (in millions):

Period Received	Amount Collected
Fourth quarter 2010	$10.0
First quarter 2011	15.0
Second quarter 2011	15.0

Total proceeds collected	$40.0

On July 5, 2011, the Company received $3.0 million of insurance proceeds for the portion of the insurance claim related to general liability. The Company expects to settle the general liability insurance claim during the third quarter of 2011, and related proceeds will be recognized as a gain on insurance recovery within operating expenses when all contingencies have been resolved, which generally occurs at the time of final settlement.

4. Property and Equipment (including Concession Assets)

Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	June 30, 2011	December 31, 2010
Land	$76.2	$76.2
Concession land rights	141.2	141.2
Road property	2,042.8	1,998.0
Equipment	389.9	393.0
Technology and other	20.1	20.3
Construction in progress	72.0	73.1

Total property	2,742.2	2,701.8
Accumulated depreciation and amortization	454.7	425.6

Property and equipment (including concession assets), net	$2,287.5	$2,276.2

Concession assets, net of accumulated amortization of $323.2 million and $305.3 million, totaled $1,826.5 million and $1,800.1 million at June 30, 2011 and December 31, 2010, respectively.

5. Fair Value Measurements

The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short term financial instruments approximates their fair value.

The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $969.2 million and $981.2 million at June 30, 2011 and December 31, 2010, respectively. The carrying value was $919.1 million and $924.6 million at June 30, 2011 and December 31, 2010, respectively.

6. Long Term Debt

On May 6, 2011, pursuant to an offer to purchase, KCSM commenced a cash tender offer for all of its 7 5/8% Senior Notes due December 1, 2013 (the “7 5/8% Senior Notes”) and, pursuant to a separate offer to purchase, KCSM commenced a cash tender offer for all of its 7 3/8% Senior Notes due June 1, 2014 (the “7 3/8% Senior Notes”). Through June 7, 2011, the Company purchased and redeemed the remaining $32.4 million of the 7 5/8% Senior Notes and all of the outstanding $165.0 million of the 7 3/8% Senior Notes using the proceeds received from the issuance of $200.0 million principal amount of 6 1/8% senior unsecured notes due June 15, 2021 (the “6 1/8% Senior Notes”) and cash on hand. KCSM recorded debt retirement costs of $10.3 million in the second quarter of 2011.

On May 20, 2011, KCSM issued $200.0 million principal amount of 6 1/8% Senior Notes, at par, bearing interest semiannually at a fixed annual rate of 6 1/8%. The Company used proceeds from the issuance of the 6 1/8% Senior Notes and cash on hand to purchase

Kansas City Southern de México, S.A. de C.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

and redeem the 7 5/8% Senior Notes and 7 3/8% Senior Notes as discussed above, and pay all fees and expenses incurred in connection with the 6 1/8% Senior Notes offering and the tender offers. The 6 1/8% Senior Notes are redeemable at KCSM’s option, in whole or in part, on and after June 15, 2016, at the following redemption prices (expressed as percentages of principal amount) if redeemed during the 12-month period commencing on June 15 of the following years, plus any accrued and unpaid interest to the date of redemption: 2016 — 103.063%, 2017 — 102.042%, 2018 — 101.021% and 2019 —100.000%. In addition, the Company may redeem up to 35% of the 6 1/8% Senior Notes at a redemption price equal to 106.125% any time prior to June 15, 2014 from the proceeds of the sale of KCSM’s capital stock or the capital stock of KCS and the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.

The 6 1/8% Senior Notes are denominated in dollars and are unsecured, unsubordinated obligations, rank pari passu in right of payment with the Company’s existing and future unsecured, unsubordinated obligations, and are senior in right of payment to KCSM’s future subordinated indebtedness. In addition, the 6 1/8% Senior Notes include certain covenants which are customary for these types of debt instruments and borrowers with similar credit ratings. The 6 1/8% Senior Notes contain certain covenants that, among other things, prohibit or restrict KCSM from taking certain actions, including the ability to incur debt, pay dividends or make other distributions in respect of KCSM’s stock, issue guarantees, enter into certain transactions with affiliates, make restricted payments, sell certain assets, create liens, engage in sale-leaseback transactions and engage in mergers, divestitures and consolidations. However, these limitations are subject to a number of important qualifications and exceptions.

7. Comprehensive Income

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

KCSM’s total comprehensive income is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$32.2	$15.1	$65.7	$26.2
Other comprehensive income:
Cumulative translation adjustment — FTVM	0.1	(0.2)	0.5	0.3

Total comprehensive income	$32.3	$14.9	$66.2	$26.5

8. Commitments and Contingencies

Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), the Mexican government has the right to receive a payment from the Company equivalent to 0.5% of the gross revenue during the first 15 years of the Concession period and, beginning on June 24, 2012, 1.25% of the gross revenue for the remaining years of the Concession period. For the three and six months ended June 30, 2011, the concession duty expense, which is recorded within operating expenses, was $1.3 million and $2.4 million, respectively, compared to $1.1 million and $2.1 million for the same periods in 2010.

Litigation. The Company is a party to various legal proceedings and administrative actions, all of which, except as set forth below, are of an ordinary, routine nature and incidental to its operations. KCSM aggressively defends these matters and has established liability provisions, which management believes are adequate to cover expected costs. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of management, other than those proceedings described in detail below, such proceedings and actions should not, individually, or in the aggregate, have a material adverse effect on the Company’s financial condition and liquidity. However, a material adverse outcome in one or more of these proceedings could have a material adverse impact on the results of operations in a particular quarter or fiscal year.

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

Credit Risk. The Company continually monitors risks related to the economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or further weakening in economic trends could have a significant impact on the collectability of KCSM’s receivables and operating results. If the financial condition of KCSM’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at June 30, 2011.

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

The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: domestic and international economic conditions; interest rates; the business environment in industries that produce and consume rail freight; competition and consolidation within the transportation industry; fluctuation in prices or availability of key materials, in particular diesel fuel; labor difficulties, including strikes and work stoppages; credit risk of customers and counterparties and their failure to meet their financial obligations; the outcome of claims and litigation; legislative and regulatory developments; political and economic conditions in Mexico and the level of trade between the United States and Mexico; changes in securities and capital markets; disruptions to the Company’s technology infrastructure, including its computer systems; natural events such as severe weather, hurricanes and floods; acts of terrorism or risk of terrorist activities; and war or risk of war. For more discussion about each risk factor, see Part I, Item 1A –“Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which is on file with the U.S. Securities and Exchange Commission (File No. 333-08322) and any updates contained herein. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the timing when, or by which, such performance or results will be achieved. As a result, actual outcomes or results could materially differ from those indicated in forward-looking statements. Forward-looking statements contained in this Form 10-Q will not be updated.

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

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial position and results of operations is based upon its consolidated financial statements. The preparation of these consolidated financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets, and liabilities. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the accounting for assets and liabilities that are not readily apparent from other sources. If the estimates differ materially from actual results, the impact on the consolidated financial statements may be material. The Company’s critical accounting policies are disclosed in the 2010 Annual Report on Form 10-K.

Second Quarter Analysis

The Company reported quarterly net income of $32.2 million for the three months ended June 30, 2011, compared to quarterly net income of $15.1 million for the same period in 2010. This net income increase reflects a 19% increase in revenues during the three months ended June 30, 2011, as compared to the same period in 2010, driven primarily by the overall increase in carload/unit volumes resulting from the continued improvement in the economy, positive pricing impacts and increased fuel surcharge. In addition, revenues increased due to the effects of fluctuations in the value of the U.S. dollar against the value of the Mexican peso.

Operating expenses increased 13% compared to the same period in 2010, primarily due to higher volumes, increases in fuel prices and compensation and benefits rates and the effect of fluctuations in the value of the U.S. dollar against the value of the Mexican peso.

KCSM’s revenues and operating expenses affected by fluctuations in the value of the U.S. dollar against the value of the Mexican peso. Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations generally offset, with insignificant net impacts to operating income.

Operating expenses as a percentage of revenues declined to 67.9% for the three months ended June 30, 2011 as compared to 71.8% for the same period in 2010.

Results of Operations

The following summarizes KCSM’s consolidated income statement components (in millions):

	Three Months Ended June 30,		Change Dollars
	2011	2010
Revenues	$246.7	$206.8	$39.9
Operating expenses	167.6	148.5	19.1

Operating income	79.1	58.3	20.8
Equity in net earnings of unconsolidated affiliates	0.7	2.9	(2.2)
Interest expense	(19.6)	(25.7)	6.1
Debt retirement costs	(10.3)	(16.7)	6.4
Foreign exchange gain (loss)	0.4	(1.5)	1.9
Other income, net	0.3	1.0	(0.7)

Income before income taxes	50.6	18.3	32.3
Income tax expense	18.4	3.2	15.2

Net income	$32.2	$15.1	$17.1

	Six Months Ended June 30,		Change Dollars
	2011	2010
Revenues	$464.9	$397.6	$67.3
Operating expenses	317.6	283.0	34.6

Operating income	147.3	114.6	32.7
Equity in net earnings of unconsolidated affiliates	1.5	4.4	(2.9)
Interest expense	(39.5)	(53.2)	13.7
Debt retirement costs	(10.3)	(31.6)	21.3
Foreign exchange gain	0.4	1.3	(0.9)
Other income, net	2.1	1.5	0.6

Income before income taxes	101.5	37.0	64.5
Income tax expense	35.8	10.8	25.0

Net income	$65.7	$26.2	$39.5

Revenues

The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Chemical and petroleum	$50.5	$43.7	16%	26.4	25.5	4%	$1,913	$1,714	12%
Industrial and consumer products	59.0	47.5	24%	41.6	36.8	13%	1,418	1,291	10%
Agriculture and minerals	58.4	55.5	5%	31.6	33.1	(5)%	1,848	1,677	10%

Total general commodities	167.9	146.7	14%	99.6	95.4	4%	1,686	1,538	10%
Coal	5.6	3.8	47%	5.3	4.7	13%	1,057	809	31%
Intermodal	36.5	29.5	24%	97.9	81.3	20%	373	363	3%
Automotive	32.0	23.3	37%	18.4	16.4	12%	1,739	1,421	22%

Carload revenues, carloads and units	242.0	203.3	19%	221.2	197.8	12%	1,094	1,028	6%

Other revenue	4.7	3.5	34%

Total revenues (i)	$246.7	$206.8	19%

(i) Included in revenues:
Fuel surcharge	$30.2	$21.0

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Chemical and petroleum	$94.9	$85.9	10%	50.7	50.7	—%	$1,872	$1,694	11%
Industrial and consumer products	112.1	94.0	19%	81.9	73.5	11%	1,369	1,279	7%
Agriculture and minerals	107.4	104.1	3%	59.5	63.8	(7)%	1,805	1,632	11%

Total general commodities	314.4	284.0	11%	192.1	188.0	2%	1,637	1,511	8%
Coal	10.2	6.8	50%	10.0	9.0	11%	1,020	756	35%
Intermodal	69.8	54.3	29%	185.4	151.0	23%	376	360	4%
Automotive	61.1	43.9	39%	36.7	32.7	12%	1,665	1,343	24%

Carload revenues, carloads and units	455.5	389.0	17%	424.2	380.7	11%	1,074	1,022	5%

Other revenue	9.4	8.6	9%

Total revenues (i)	$464.9	$397.6	17%

(i) Included in revenues:
Fuel surcharge	$55.4	$39.0

Freight revenues include both revenue for transportation services and fuel surcharges. For the three and six months ended June 30, 2011, revenues increased $39.9 million and $67.3 million compared to the same periods in 2010, primarily due to positive pricing impacts, an increase in carload/unit volumes and increased fuel surcharge. In addition, revenues increased due to fluctuations in the value of the U.S. dollar against the value of the Mexican peso for revenues denominated in Mexican pesos. Revenue per carload/unit increased by 6% and 5% for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010, reflecting favorable commodity mix in addition to the factors discussed above.

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

The following discussion provides an analysis of revenues by commodity group:

Revenues by Commodity Group for the three months ended June 30, 2011

Chemical and petroleum. Revenues increased $6.8 million and $9.0 million for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to an increase in pricing. Petroleum revenues increased due to a Mexican government initiated oil export program that began in 2010 that effectively increased length of haul. Additionally, revenues increased in plastics and chemicals used to manufacture glass and paint as a result of continuing growth in the automotive industry.

Industrial and consumer products. Revenues increased $11.5 million and $18.1 million for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to increases in volume. Metals and scrap business growth was primarily due to growing demand for slab and steel coil driven by continuing growth in the automotive industry and appliance manufacturing.

Agriculture and minerals. Revenues increased $2.9 million and $3.3 million for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to increases in price, fuel surcharge and fluctuations in the value of the U.S. dollar against the value of the Mexican peso, partially offset by a decrease in volume. Food products revenue increased due to increased demand for corn syrup, sugar and alternative grains. The increase for the six months ended June 30, 2011, compared to the same period in 2010, was partially offset by a decrease in grain volume and average length of haul in the first quarter of 2011 as traffic patterns shifted due to a decline in cross border traffic into Mexico as availability of crops from a strong Mexico local harvest has been sufficient to meet the local demand.

Coal. Revenues increased $1.8 million and $3.4 million for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to increases in pricing and length of haul related to new petroleum coke business.

Intermodal. Revenues increased $7.0 million and $15.5 million for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to increases in volume and fuel surcharge. Growth was driven by increased cross border business, conversion of truck traffic to rail and South American/trans-Pacific container volume.

Automotive. Revenues increased $8.7 million and $17.2 million for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to increases in volume, pricing and fluctuations in the value of the U.S. dollar against the value of the Mexican peso. The volume increase was driven by strong year over year growth in North American automobile sales, new cross border vehicle routings and the introduction of new automobile models.

Operating Expenses

Operating expenses, as shown below (in millions) increased $19.1 million and $34.6 million for the three and six months ended June 30, 2011, when compared to the same periods in 2010, primarily due to higher volumes, increases in fuel prices and compensation and benefits rates and the effect of fluctuations in the value of the U.S. dollar against the value of the Mexican peso for operating expenses denominated in Mexican pesos.

	Three Months Ended June 30,		Change
	2011	2010	Dollars	Percent
Compensation and benefits	$32.8	$25.2	$7.6	30%
Purchased services	34.8	31.7	3.1	10%
Fuel	40.8	32.4	8.4	26%
Equipment costs	22.0	19.9	2.1	11%
Depreciation and amortization	20.9	24.4	(3.5)	(14)%
Materials and other	16.3	14.9	1.4	9%

Total operating expenses	$167.6	$148.5	$19.1	13%

	Six Months Ended June 30,		Change
	2011	2010	Dollars	Percent
Compensation and benefits	$63.5	$47.7	$15.8	33%
Purchased services	65.9	63.7	2.2	3%
Fuel	74.6	58.8	15.8	27%
Equipment costs	42.5	38.4	4.1	11%
Depreciation and amortization	42.1	48.3	(6.2)	(13)%
Materials and other	29.0	26.1	2.9	11%

Total operating expenses	$317.6	$283.0	$34.6	12%

Compensation and benefits. Compensation and benefits increased $7.6 million and $15.8 million for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to an increase in statutory profit sharing expense and annual salary and benefit rate increases. In addition, compensation and benefits increased due to fluctuations in the value of the U.S. dollar against the value of the Mexican peso.

Purchased services. Purchased services expense increased $3.1 million and $2.2 million for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to an increase in volume-sensitive costs, primarily locomotive maintenance expense, freight cars repairs, and security and terminal services. These increases were partially offset by lower corporate expenses.

Fuel. Fuel expense increased $8.4 million and $15.8 million for the three and six months ended June 30, 2011, compared to the same periods in 2010. The increase was driven by higher diesel fuel prices as the average fuel price per gallon increased by approximately 14% and 17%, respectively, fluctuations in the value of the U.S. dollar against the value of the Mexican peso and higher volume.

Equipment costs. Equipment costs increased $2.1 million and $4.1 million for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to the increase in the use of other railroads’ freight cars due to increased traffic volumes and higher car lease expense. These increases were partially offset by lower locomotive lease expense.

Depreciation and amortization. Depreciation and amortization expense decreased $3.5 million and $6.2 million for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to a change in estimate related to certain locomotive depreciation rates based on reassessment of the adequacy of the accumulated depreciation provisions, which was effective October 1, 2010. This decrease was partially offset by higher depreciation expense due to larger asset base. Depreciation expense on the asset base as of year-end 2010 is expected to be lower on a quarterly basis by approximately $3.3 million as a result of the change in locomotive rates.

Materials and other. Materials and other expenses increased $1.4 million and $2.9 million for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to higher derailment expense and an increase in other employee expenses. These increases were partially offset by the settlement of a legal dispute and an increase in a legal provision recorded during the first half of 2010.

Non-Operating Income and Expenses

Equity in net earnings of unconsolidated affiliates. Equity in earnings from unconsolidated affiliates was $0.7 million and $1.5 million for the three and six months ended June 30, 2011, compared to $2.9 million and $4.4 million for the same periods in 2010. Significant components of this change are as follows:

•

KCSM’s equity in earnings of Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”) was $0.7 million and $1.5 million for the three and six months ended June 30, 2011, compared to $0.8 million and $1.0 million for the same periods in 2010. The increase during the first half of 2011 is primarily due to an increase in volumes.

•

KCSM’s equity in earnings of Mexrail, Inc. (“Mexrail”) was $2.1 million and $3.4 million for the three and six months ended June 30, 2010. On June 30, 2010, KCSM sold its 49% ownership interest in Mexrail to Kansas City Southern (“KCS”).

Interest expense. Interest expense decreased $6.1 million and $13.7 million for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily due to lower average debt balances and interest rates. During the three and six months ended June 30, 2011, the average debt balances were $932.6 million and $927.5 million, respectively, compared to $1,075.8 million and $1,106.0 million for the same periods in 2010.

Debt retirement cost. Debt retirement costs decreased $6.4 million and $21.3 million for the three and six months ended June 30, 2011, compared to the same periods in 2010. In the second quarter 2011, KCSM purchased and redeemed the remaining $32.4 million and all of the outstanding $165.0 million aggregate principal amount of its 7 5/8% senior notes due 2013 (the “7 5/8% Senior Notes”) and 7 3/8% senior notes due 2014 (the “7 3/8% Senior Notes”), respectively. KCSM recognized debt retirement costs of $10.3 million related to the call and tender premiums and the write-off of unamortized debt issuance costs. On June 4, 2010, KCSM redeemed $100.0 million and $70.0 million aggregate principal amount of its 9  3/8% senior notes due 2012 (the “9  3/8% Senior Notes”) and 12  1/2% senior notes due 2016, respectively. KCSM recorded a total debt retirement cost of $16.7 million in the second quarter 2010 related to the call premium, discount amortization and unamortized debt issuance costs. In the first quarter of 2010, KCSM purchased $296.3 million of its 9  3/8% Senior Notes. KCSM recorded debt retirement costs of $14.9 million related to the tender premium and unamortized debt issuance costs.

Foreign exchange. Fluctuations in the value of the U.S. dollar against the value of the Mexican peso resulted in a foreign exchange gain of $0.4 million for the three and six months ended June 30, 2011, compared to a foreign exchange loss of $1.5 million and a gain of $1.3 million for the same periods in 2010.

Other income, net. Other income, net decreased $0.7 million and increased $0.6 million for the three and six months ended June 30, 2011, compared to the same periods in 2010, primarily attributable to miscellaneous income.

Income tax expense. Income tax expense increased $15.2 million and $25.0 million for the three and six months ended June 30, 2011, compared to the same periods in 2010, due to higher pre-tax income. The effective income tax rate was 36.4% and 35.3% for the three and six months ended June 30, 2011, as compared to 17.5% and 29.2% for the same periods in 2010. The increases in the effective tax rate were due to the recognition of a tax benefit in 2010 from the sale of KCSM’s 49% ownership interest in Mexrail, Inc. to KCS, partially offset by foreign exchange rate fluctuations and higher pre-tax income.

Liquidity and Capital Resources

Overview

KCSM’s primary uses of cash are to support operations; maintain and improve its railroad; pay debt service costs; acquire new and maintain existing locomotives, rolling stock and other equipment; and meet other obligations. KCSM’s cash flow from operations has historically been sufficient to fund operations, maintenance capital expenditures and debt service. External sources of cash (principally bank debt, public and private debt and leases) have historically been used to refinance existing indebtedness and to fund acquisitions, new investments and equipment additions. As a result of the Company’s recent improvement in cash flows, the Company has the ability to fund certain investments and equipment additions using available cash. On June 30, 2011, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was approximately $200.7 million.

On May 6, 2011, pursuant to an offer to purchase, KCSM commenced a cash tender offer for all of its 7 5/8% Senior Notes and, pursuant to a separate offer to purchase, KCSM commenced a cash tender offer for all of its 7 3/8% Senior Notes. Through June 7, 2011, the Company purchased and redeemed the remaining $32.4 million of the 7 5/8% Senior Notes and all of the outstanding $165.0 million of the 7 3/8% Senior Notes using the proceeds received from the issuance of $200.0 million principal amount of 6 1/8% senior unsecured notes due June 15, 2021 (the “6 1/8% Senior Notes”) and cash on hand. KCSM recorded debt retirement costs of $10.3 million in the second quarter of 2011.

On May 20, 2011, KCSM issued $200.0 million principal amount of 6 1/8% Senior Notes, at par, bearing interest semiannually at a fixed annual rate of 6 1/8%. The Company used proceeds from the issuance of the 6 1/8% Senior Notes and cash on hand to purchase and redeem the 7 5/8% Senior Notes and 7 3/8% Senior Notes as discussed above, and pay all fees and expenses incurred in connection with the 6 1/8% Senior Notes offering and the tender offers. The 6 1/8% Senior Notes are redeemable at KCSM’s option, in whole or in part, on and after June 15, 2016, at the following redemption prices (expressed as percentages of principal amount) if redeemed during the 12-month period commencing on June 15 of the following years, plus any accrued and unpaid interest to the date of redemption: 2016 — 103.063%, 2017 — 102.042%, 2018 — 101.021% and 2019 —100.000%. In addition, the Company may redeem up to 35% of the 6 1/8% Senior Notes at a redemption price equal to 106.125% any time prior to June 15, 2014 from the proceeds of the sale of KCSM’s capital stock or the capital stock of KCS and the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.

The 6 1/8% Senior Notes are denominated in dollars and are unsecured, unsubordinated obligations, rank pari passu in right of payment with the Company’s existing and future unsecured, unsubordinated obligations, and are senior in right of payment to KCSM’s future subordinated indebtedness. In addition, the 6 1/8% Senior Notes include certain covenants which are customary for these types of debt instruments and borrowers with similar credit ratings. The 6 1/8% Senior Notes contain certain covenants that, among other things, prohibit or restrict KCSM from taking certain actions, including the ability to incur debt, pay dividends or make other distributions in respect of KCSM’s stock, issue guarantees, enter into certain transactions with affiliates, make restricted payments, sell certain assets, create liens, engage in sale-leaseback transactions and engage in mergers, divestitures and consolidations. However, these limitations are subject to a number of important qualifications and exceptions.

The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt capital markets and other available financing resources will be sufficient to fund anticipated operating, capital and debt service requirements and other commitments in the foreseeable future.

As of June 30, 2011, KCSM had a debt to capitalization ratio (total debt as a percentage of total debt plus total equity) of 37.1%. KCSM’s primary sources of liquidity are cash flows generated from operations, access to debt capital markets and borrowings under its revolving credit facility. Although KCSM has had adequate access to the debt capital markets, as a non-investment grade company, the financial terms under which funding is obtained often contain restrictive covenants. The covenants constrain financial flexibility by restricting or prohibiting certain actions, including the ability to incur additional debt for any purpose other than refinancing existing debt, create or suffer to exist additional liens, make prepayments of particular debt, pay dividends on common stock, make investments, engage in transactions with stockholders and affiliates, sell certain assets, and engage in mergers and consolidations or in sale leaseback transactions. These restrictions, however, are subject to a number of qualifications and exceptions that provide the Company with varying levels of additional borrowing capacity. The Company was in compliance with all of its debt covenants as of June 30, 2011. For a discussion of the agreements representing the indebtedness of KCSM, see “Item 8 Financial Statements and Supplemental Data – Note 7. Long-Term Debt” in the Annual Report on Form 10-K for the year ended December 31, 2010 of KCSM.

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

Standard & Poor’s Rating Services (“S&P”) and Moody’s Investors Service (“Moody’s”) each rate the debt and corporate credit of KCSM as non-investment grade and provide their view of KCSM’s outlook. On June 30, 2011, Moody’s upgraded KCSM’s non-investment grade ratings. These ratings and outlooks change from time to time and can be found on the websites of S&P and Moody’s.

Cash Flow Information

Summary cash flow data follows (in millions):

	Six Months Ended June 30,
	2011	2010
Cash flows provided by (used for):
Operating activities	$140.0	$84.2
Investing activities	(57.4)	3.8
Financing activities	(18.9)	(111.3)

Net increase (decrease) in cash and cash equivalents	63.7	(23.3)
Cash and cash equivalents beginning of year	37.0	92.6

Cash and cash equivalents end of period	$100.7	$69.3

Cash flows from operating activities increased $55.8 million for the six month period ended June 30, 2011, compared to the same period in 2010, primarily as a result of increased net income from positive pricing impacts, higher carload/unit volumes due to the continued improvement in the economy and insurance proceeds related to hurricane damage. These increases were partially offset by changes in working capital items resulting mainly from the timing of certain payments and receipts. Net cash used for investing activities increased $61.2 million, primarily due to an increase in capital expenditures, partially offset by insurance proceeds related to hurricane damage and the acquisition of an intermodal facility in Mexico in the first quarter of 2010. In addition in the first and second quarter of 2010, the Company received net proceeds from repayment of a loan to a related company and proceeds from the sale of KCSM’s 49% ownership interest in Mexrail, respectively. Insurance proceeds related to hurricane damage recognized in investing cash flows are related to proceeds from property damage. All other insurance proceeds related to hurricane damage are recognized in operating cash flows. Additional information regarding capital expenditures is provided below. Net cash used for financing activities decreased $92.4 million primarily due to debt reduction and refinancing activities and associated debt cost payments incurred during the first half of 2010, partially offset by a capital contribution from KCSM shareholders of $95.0 million received in the second quarter of 2010.

Capital Expenditures

KCSM has funded, and expects to continue to fund capital expenditures with funds from operating cash flows, equipment leases, and debt and equity financing.

The following table summarizes capital expenditures by type (in millions):

	Six Months Ended June 30,
	2011	2010
Roadway capital program	$41.5	$33.0
Equipment	1.9	3.1
Information technology	1.9	3.3
Other	16.0	2.7

Total capital expenditures (accrual basis)	61.3	42.1
Change in capital accruals	7.5	3.3

Total cash capital expenditures	$68.8	$45.4

The Company’s 2011 capital expenditures are currently expected to be approximately $175 million.

Other Matters

KCSM union employees are covered by one labor agreement, which was signed on June 23, 1997, between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (Mexican Railroad Union), for a term of 50 years, for the purpose of regulating the relationship between the parties. Approximately 80% of KCSM employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other terms are subject to negotiation every two years. In June of 2011, the negotiation of compensation terms and all other benefits was started with the Mexican Railroad Union. The anticipated resolution of this negotiation is not expected to have a material impact to the consolidated financial statements. The union labor negotiation with the Mexican Railroad Union has not historically resulted in any strike, boycott, or other disruption in KCSM’s business operations.

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

(b) Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

For information related to the Company’s settlements and other legal proceedings, see Note 8 “Commitments and Contingencies,” under Part I, Item 1, of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

There were no material changes during the quarter in the Risk Factors disclosed in Item 1A, “Risk Factors,” in KCSM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Item 3.	Defaults Upon Senior Securities

Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits Filed with this Report

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.

32.1	Principal Executive Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.

32.2	Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2.

101	The following financial information from Kansas City Southern de México, S.A. de C.V.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (ii) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

Exhibit No.	Description of Exhibits Incorporated by Reference

4.1	Form of Rule 144A Restricted Global Note representing the 6.625% Senior Notes due 2020 (previously filed as Exhibit 4.5 of the Company’s Registration Statement on Form S-4 relating to the 6.625% Senior Notes due 2020 filed on June 16, 2011 (File No. 333-174927) is incorporated herein by reference as Exhibit 4.1)

4.2	Form of Regulation S Restricted Global Note representing the 6.625% Senior Notes due 2020 (previously filed as Exhibit 4.6 of the Company’s Registration Statement on Form S-4 relating to the 6.625% Senior Notes due 2020 filed on June 16, 2011 (File No. 333-174927) is incorporated herein by reference as Exhibit 4.2)

4.3	Special Global Note representing the 6.625% Senior Notes due 2020 (previously filed as Exhibit 4.7 of the Company’s Registration Statement on Form S-4 relating to the 6.625% Senior Notes due 2020 filed on June 16, 2011 (File No. 333-174927) is incorporated herein by reference as Exhibit 4.3)

4.4	Indenture, dated May 20, 2011, between KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $200,000,000 of KCSM’s 6.125% Senior Notes due 2021, (previously filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 25, 2011 (File No. 333-08322) is incorporated herein by reference as Exhibit 4.4)

4.5	Registration Rights Agreement, dated May 20, 2011, among Kansas City Southern de México, S.A. de C.V., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Scotia Capital (USA) Inc., Banco Bilbao Vizcaya Argentaria, S.A. and Morgan Stanley & Co. Incorporated. (previously filed as Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on May 25, 2011 (File No. 333-08322) is incorporated herein by reference as Exhibit 4.5)

4.6	Form of Rule 144A Restricted Global Note representing the 6.125% Senior Notes due 2021 (previously filed as Exhibit 4.10 of the Company’s Registration Statement on Form S-4 relating to the 6.125% Senior Notes due 2021 filed on June 16, 2011 (File No. 333-174931) is incorporated herein by reference as Exhibit 4.6)

4.7	Form of Regulation S Restricted Global Note representing the 6.125% Senior Notes due 2021 (previously filed as Exhibit 4.11 of the Company’s Registration Statement on Form S-4 relating to the 6.125% Senior Notes due 2021 filed on June 16, 2011 (File No. 333-174931) is incorporated herein by reference as Exhibit 4.7)

4.8	Special Global Note representing the 6.125% Senior Notes due 2021 (previously filed as Exhibit 4.12 of the Company’s Registration Statement on Form S-4 relating to the 6.125% Senior Notes due 2021 filed on June 16, 2011( File No. 333-174931) is incorporated herein by reference as Exhibit 4.8)

Exhibit No.	Description of Exhibits Incorporated by Reference

10.1	Placement Agreement, dated May 6, 2011, among Kansas City Southern de México, S.A. de C.V., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Scotia Capital (USA) Inc., Banco Bilbao Vizcaya Argenteria, S.A. and Morgan Stanley & Co. Incorporated (previously filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 12, 2011 (File No. 333-08322) is incorporated herein by reference as Exhibit 10.1)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on July 21, 2011.

Kansas City Southern de México, S.A. de C.V.

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Chief Financial Officer
(Principal Financial Officer)

/s/ MARY K. STADLER
Mary K. Stadler
Chief Accounting Officer
(Principal Accounting Officer)