Form 10-Q
period 2011-09-30
Kansas City Southern de Mexico, S.A. de C.V.
filed 2011-10-21
CIK 1055294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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
______________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2011: 4,785,510,235
Kansas City Southern de México, S.A. de C.V. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Form 10-Q
September 30, 2011

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Form 10-Q
September 30, 2011
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Introductory Comments
The unaudited Consolidated Financial Statements included herein have been prepared by Kansas City Southern de México, S.A. de C.V. (“KCSM” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). For the purposes of this report, unless the context otherwise requires, all references herein to “KCSM” and the “Company” shall mean Kansas City Southern de México, S.A. de C.V. and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results expected for the full year ending December 31, 2011.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions) (Unaudited)
Revenues	$243.3	$184.8	$708.2	$582.4
Operating expenses:
Compensation and benefits	35.8	18.3	99.3	66.0
Purchased services	30.7	32.0	96.6	95.7
Fuel	39.9	26.9	114.5	85.7
Equipment costs	21.0	18.7	63.5	57.1
Depreciation and amortization	22.8	24.4	64.9	72.7
Gain on insurance recoveries related to hurricane damage	(14.8)	—	(14.8)	—
Materials and other	13.9	12.7	42.9	38.8
Total operating expenses	149.3	133.0	466.9	416.0
Operating income	94.0	51.8	241.3	166.4
Equity in net earnings of unconsolidated affiliates	1.1	1.1	2.6	5.5
Interest expense	(19.6)	(22.4)	(59.1)	(75.6)
Debt retirement costs	—	(1.9)	(10.3)	(33.5)
Foreign exchange gain (loss)	(7.7)	2.1	(7.3)	3.4
Other income, net	0.5	0.4	2.6	1.9
Income before income taxes	68.3	31.1	169.8	68.1
Income tax expense	20.1	12.1	55.9	22.9
Net income	$48.2	$19.0	$113.9	$45.2

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(In millions, except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59.5	$37.0
Accounts receivable, net	103.4	83.7
Related company receivables	25.7	18.8
Materials and supplies	32.6	35.1
Deferred income taxes	75.7	109.2
Other current assets	104.5	93.4
Total current assets	401.4	377.2
Investments	11.5	12.1
Property and equipment (including concession assets), net	2,395.3	2,276.2
Other assets	36.4	33.5
Total assets	$2,844.6	$2,699.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$17.2	$11.2
Related company debt	39.0	—
Accounts payable and accrued liabilities	129.7	152.0
Related company payables	1.4	2.4
Total current liabilities	187.3	165.6
Long-term debt	948.7	874.4
Related company debt	17.5	39.0
Deferred income taxes	65.0	42.6
Other noncurrent liabilities and deferred credits	98.5	87.7
Total liabilities	1,317.0	1,209.3
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 4,785,510,235 shares authorized, issued without par value	527.3	602.3
Additional paid-in capital	243.6	243.6
Retained earnings	760.5	646.6
Accumulated other comprehensive loss	(3.8)	(2.8)
Total stockholders’ equity	1,527.6	1,489.7
Total liabilities and stockholders’ equity	$2,844.6	$2,699.0

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2011	2010
	(In millions) (Unaudited)
Operating activities:
Net income	$113.9	$45.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64.9	72.7
Deferred income taxes	55.9	22.9
Equity in net earnings of unconsolidated affiliates	(2.6)	(5.5)
Deferred compensation	18.5	5.9
Distributions from unconsolidated affiliates	2.3	1.5
Gain on insurance recoveries related to hurricane damage	(14.8)	—
Cash payments related to hurricane damage	(1.9)	—
Insurance proceeds related to hurricane damage	36.6	—
Gain on sale of Mexrail, Inc.	—	(0.7)
Debt retirement costs	10.3	33.5
Changes in working capital items:
Accounts receivable	(19.7)	(31.6)
Related companies	(19.9)	(22.3)
Materials and supplies	5.4	2.8
Other current assets	(29.6)	(3.2)
Accounts payable and accrued liabilities	(9.6)	24.9
Other, net	(1.5)	(19.0)
Net cash provided by operating activities	208.2	127.1
Investing activities:
Capital expenditures	(117.4)	(79.4)
Acquisition of an intermodal facility, net of cash acquired	—	(25.0)
Insurance proceeds related to hurricane damage	12.4	—
Proceeds from disposal of property	4.0	2.2
Repayments of loan from a related company	—	31.4
Proceeds from sale of Mexrail, Inc.	—	41.0
Other, net	—	0.1
Net cash used for investing activities	(101.0)	(29.7)
Financing activities:
Proceeds from issuance of long-term debt	200.0	300.7
Proceeds from issuance of related company debt	17.5	—
Repayment of long-term debt	(211.6)	(539.7)
Debt costs	(15.6)	(34.4)
Pro-rata distribution of common stock	(75.0)	—
Pro-rata contribution of common stock	—	95.0
Net cash used for financing activities	(84.7)	(178.4)
Cash and cash equivalents:
Net increase (decrease) during each period	22.5	(81.0)
At beginning of year	37.0	92.6
At end of period	$59.5	$11.6
See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In millions)
	(Unaudited)
Balances at December 31, 2010	$602.3	$243.6	$646.6	$(2.8)	$1,489.7
Comprehensive income:
Net income	—	—	113.9	—	113.9
Cumulative translation adjustment - FTVM	—	—	—	(1.0)	(1.0)
Comprehensive income	—	—	113.9	(1.0)	112.9
Capital distribution - pro-rata distribution of common stock	(75.0)	—	—	—	(75.0)
Balances at September 30, 2011	$527.3	$243.6	$760.5	$(3.8)	$1,527.6

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Accounting Policies, Interim Financial Statements and Basis of Presentation
In the opinion of the management of KCSM, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal and recurring nature. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (the “FASB”) issued new guidance on the presentation of comprehensive income, which eliminates the option for entities to present components of other comprehensive income (“OCI”) as a part of the statement of changes in stockholders' equity and requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This standard is effective for the Company beginning in the first quarter of 2012.
In September 2011, the FASB amended the guidance on testing goodwill for impairment. Under this new guidance, companies have the option to first assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the two-step quantitative goodwill impairment test required under current accounting standards. This guidance will be effective for the Company beginning in the first quarter of 2012.

3.	Hurricane Alex
Hurricane Alex made landfall on June 30, 2010, causing widespread damage and flooding in central and northeastern Mexico. The hurricane resulted in extensive damage to KCSM’s track and bridge infrastructures, and also caused multiple track-related incidents and significantly disrupted the Company’s rail service.
The Company maintains a comprehensive insurance program intended to cover such events. The property and casualty insurance program covers loss or damage to Company property and third-party property over which the Company has custody and control and covers losses associated with business interruption. This program has combined coverage for both property damage and business interruption and has a self-insured retention amount of $10.0 million for flood related losses. In addition, the Company also maintains a general liability insurance program. This program had a self-insured retention of $1.0 million in Mexico at the time of Hurricane Alex.
The Company experienced lost revenues in the third quarter of 2010, as customers were required to use alternate carriers or modes of transportation until rail service was restored. In addition, the Company incurred losses related to property damage and incremental expenses, which were fully offset by a receivable for probable insurance recoveries.
During the third quarter of 2011, the Company settled the portion of the insurance claim related to the property and casualty program, including business interruption for $66.0 million, before the related self-insured retention of $10.0 million and the portion of the insurance claim related to general liability for third-party damages for $7.6 million, before the related self-insured retention of $1.0 million. As a result of these settlements, the Company recognized a gain on insurance recoveries of $14.8 million in the third quarter of 2011. This gain primarily represents recoveries of lost profits and the replacement value of property in excess of its carrying value, net of the self-insured retentions.
The Company received $10.0 million of insurance proceeds in the fourth quarter of 2010, $49.0 million during the nine months ended September 30, 2011, and received the final settlement proceeds of $3.6 million on October 17, 2011. KCSM allocated $12.1 million of these proceeds to the Company’s affiliate, The Kansas City Southern Railway Company (“KCSR”), for KCSR’s portion of business interruption and incremental expense.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

4.	Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	September 30, 2011	December 31, 2010
Land	$76.2	$76.2
Concession land rights	141.2	141.2
Road property	2,062.7	1,998.0
Equipment	489.6	393.0
Technology and other	20.1	20.3
Construction in progress	81.2	73.1
Total property	2,871.0	2,701.8
Accumulated depreciation and amortization	475.7	425.6
Property and equipment (including concession assets), net	$2,395.3	$2,276.2
Concession assets, net of accumulated amortization of $339.1 million and $305.3 million, totaled $1,839.8 million and $1,800.1 million at September 30, 2011 and December 31, 2010, respectively.

5.	Fair Value Measurements
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable, and accounts payable. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt, including related company debt, is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $1,063.9 million and $981.2 million at September 30, 2011 and December 31, 2010, respectively. The carrying value was $1,022.4 million and $924.6 million at September 30, 2011 and December 31, 2010, respectively.

6.	Related Companies
During the third quarter of 2011, KCSM prepaid KCSR $34.3 million for services which will be provided by KCSR during 2011 and 2012. This prepayment is included in other current assets.
On September 26, 2011, KCSM entered into an unsecured loan agreement (the “Loan Agreement”) with a wholly-owned subsidiary of Kansas City Southern ("KCS"). Pursuant to the terms of the Loan Agreement, KCSM received $17.5 million for general corporate purposes. The Loan Agreement requires KCSM to make annual interest payments at a rate equivalent to the annual London Interbank Offered Rate ("LIBOR"), plus 2.25%, with the principal payment due on September 30, 2016.

7.	Long-Term Debt
7 3/8% and 7 5/8% Senior Notes. On May 6, 2011, pursuant to an offer to purchase, KCSM commenced a cash tender offer for all of its 7 5/8% Senior Notes due December 1, 2013 (the “7 5/8% Senior Notes”) and, pursuant to a separate offer to purchase, KCSM commenced a cash tender offer for all of its 7 3/8% Senior Notes due June 1, 2014 (the “7 3/8% Senior Notes”). Through June 7, 2011, the Company purchased and redeemed the remaining $32.4 million of the 7 5/8% Senior Notes and all of the outstanding $165.0 million of the 7 3/8% Senior Notes using the proceeds received from the issuance of $200.0 million principal amount of 6 1/8% senior unsecured notes due June 15, 2021 (the “6 1/8% Senior Notes”) and cash on hand. KCSM recorded debt retirement costs of $10.3 million in the second quarter of 2011.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

6 1/8% Senior Notes. On May 20, 2011, KCSM issued $200.0 million principal amount of 6 1/8% Senior Notes, at par, bearing interest semiannually at a fixed annual rate of 6 1/8%. The Company used proceeds from the issuance of the 6 1/8% Senior Notes and cash on hand to purchase and redeem the 7 5/8% Senior Notes and 7 3/8% Senior Notes as discussed above, and pay all fees and expenses incurred in connection with the 6 1/8% Senior Notes offering and the tender offers. The 6 1/8% Senior Notes are redeemable at KCSM’s option, in whole or in part, on and after June 15, 2016, at the following redemption prices (expressed as percentages of principal amount) if redeemed during the 12-month period commencing on June 15 of the following years, plus any accrued and unpaid interest to the date of redemption: 2016 — 103.063%, 2017 — 102.042%, 2018 — 101.021% and 2019 —100.000%. In addition, the Company may redeem up to 35% of the 6 1/8% Senior Notes at a redemption price equal to 106.125% any time prior to June 15, 2014 from the proceeds of the sale of KCSM’s capital stock or the capital stock of KCS, and the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.
The 6 1/8% Senior Notes are denominated in dollars and are unsecured, unsubordinated obligations, rank pari passu in right of payment with the Company’s existing and future unsecured, unsubordinated obligations, and are senior in right of payment to KCSM’s future subordinated indebtedness. In addition, the 6 1/8% Senior Notes include certain covenants which are customary for these types of debt instruments and borrowers with similar credit ratings. The 6 1/8% Senior Notes contain certain covenants that, among other things, prohibit or restrict KCSM's ability to take certain actions, including the ability to incur debt, pay dividends or make other distributions in respect of KCSM’s stock, issue guarantees, enter into certain transactions with affiliates, make restricted payments, sell certain assets, create liens, engage in sale-leaseback transactions and engage in mergers, divestitures and consolidations. However, these limitations are subject to a number of important qualifications and exceptions.
Operating Lease Buyout. On September 1, 2011, KCSM, as borrower, entered into five Loan Agreements (each a "Loan Agreement", and collectively, the "Loan Agreements") with General Electric Capital Corporation, as lender ("GE"), each with a principal amount of approximately $18.2 million. KCSM used the loan proceeds to finance approximately 88% of the purchase price of seventy-five GE AC4400 CW locomotives (the "Locomotives") purchased by KCSM from GE on September 1, 2011. The Locomotives were previously leased by KCSM from GE pursuant to a Lease Agreement dated April 30, 1998. The Lease Agreement, which had been accounted for as an operating lease, was terminated with the purchase of the Locomotives by KCSM. To secure the loans from GE, KCSM transferred legal ownership of the Locomotives to five irrevocable trusts established by KCSM to which GE is the primary beneficiary and KCSM has a right of reversion upon satisfaction of the obligations of the Loan Agreements.
Each Loan Agreement requires KCSM to make thirty-eight quarterly principal payments plus interest at an annual rate of 9.31%, which approximates the implicit interest rate in the Lease Agreement. KCSM generated certain tax benefits as a result of purchasing the locomotives. The first payments were due and payable on September 15, 2011, and the final payments are due and payable on December 15, 2020.
The Loan Agreements contain representations, warranties and covenants typical of such equipment loans. Events of default in each Loan Agreement include, but are not limited to, certain payment defaults, certain bankruptcy and liquidation proceedings and the failure to perform any covenants or agreements contained in the Loan Agreements. An event of default could trigger acceleration of KCSM's payment obligations under the terms of each Loan Agreement.
KCSM Revolving Credit Facility. On September 30, 2011, KCSM entered into an amended and restated credit agreement (the "2011 Credit Agreement") with various financial institutions. The 2011 Credit Agreement amended and restated KCSM's credit agreement dated August 30, 2010, increased the revolving credit facility from $100.0 million to $200.0 million and extended the maturity to September 30, 2016. The revolving credit facility consists of (i) a revolving credit facility (the "Revolving Facility") up to $200.0 million, (ii) a letter of credit facility up to $15.0 million (the “Letter of Credit Facility”), and (iii) a swing line facility up to $15.0 million (the "Swing Line Facility"). The Letter of Credit Facility and the Swing Line Facility each constitute usage under the Revolving Facility.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The outstanding principal balance of loans under the Revolving Facility bear interest at floating rates. At KCSM's option, the loans will bear interest at either (i) the greater of (a) JPMorgan Chase Bank, N.A.'s prime rate, (b) Federal Funds rate plus 0.50% or (c) one-month LIBOR plus 1.00% (the "Base Rate") plus a margin of 0.25% to 1.50% (depending on KCSM's leverage ratio), or (ii) one, two, three or six-month LIBOR plus a margin of 1.25% to 2.50% (depending on KCSM's leverage ratio). The outstanding principal balance of loans under the Swing Line Facility will bear interest at the Base Rate plus a margin of 0.25% to 1.50% (depending on KCSM's leverage ratio).
The 2011 Credit Agreement is secured by the accounts receivable and certain locomotives of KCSM and certain of its subsidiaries. In addition, KCSM and certain of its subsidiaries agreed to subordinate payment of certain intercompany debt, certain KCSM subsidiaries guaranteed repayment of the amounts due under the 2011 Credit Agreement (up to the amount permitted by KCSM's outstanding indentures) and certain equity interests as defined in the 2011 Credit Agreement were pledged to secure obligations under the 2011 Credit Agreement.
The 2011 Credit Agreement contains representations, warranties and covenants typical of such credit agreements, including financial covenants related to a leverage ratio and an interest coverage ratio as defined in the 2011 Credit Agreement. Events of default under the 2011 Credit Agreement include, but are not limited to, certain payment defaults; breach of any representation or warranty; non-performance of covenants and obligations; default on other indebtedness; certain judgments rendered; restrictions or requirements limiting the availability or the transfer of foreign exchange; a change in control shall occur; bankruptcy or insolvency of KCSM and certain subsidiaries and obligors; an impairment of security; the failure of subordination; certain actions by a governmental authority; failure to obtain certain consents; and termination of the concession title. The occurrence of an event of default could result in the acceleration of the repayment of any outstanding principal balance of the Revolving Facility.

8.	Capital Distribution
On September 26, 2011, the Company declared and paid a capital distribution of $75.0 million to the Company's shareholders.

9.	Comprehensive Income
Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. GAAP are included in comprehensive income, a component of stockholders' equity within the consolidated balance sheets, rather than net income. Under existing accounting standards, other comprehensive income for KCSM reflects the cumulative translation adjustment on Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”).
KCSM's total comprehensive income is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$48.2	$19.0	$113.9	$45.2
Other comprehensive income:
Cumulative translation adjustment — FTVM	(1.5)	0.1	(1.0)	0.4
Total comprehensive income	$46.7	$19.1	$112.9	$45.6

10.	Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), the Mexican government has the right to receive a payment from the Company equivalent to 0.5% of the gross revenue during the first 15 years of the Concession period and, beginning on June 24, 2012, 1.25% of the gross revenue for the remaining years of the Concession period. For the three and nine months ended September 30, 2011, the concession duty expense, which is recorded within operating expenses, was $1.3 million and $3.7 million, respectively, compared to $1.0 million and $3.1 million for the same periods in 2010.

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

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Certain Disputes with Ferromex. KCSM and Ferromex use certain trackage rights, haulage rights, and interline services (the “Services”) provided by each other. The rates to be charged after January 1, 2009, were agreed to pursuant to the Trackage Rights Agreement, dated February 9, 2010 (the “Trackage Rights Agreement”), between KCSM and Ferromex. The rates payable for these Services for the period beginning in 1998 through December 31, 2008, are still not resolved. If KCSM cannot reach an agreement with Ferromex for rates applicable for Services prior to January 1, 2009, which are not subject to the Trackage Rights Agreement, the Secretaría de Comunicaciones y Transportes (“Secretary of Communications and Transportation”) (“SCT”) is entitled to set the rates in accordance with Mexican law and regulations. KCSM and Ferromex both initiated administrative proceedings seeking a determination by the SCT of the rates that KCSM and Ferromex should pay each other in connection with the Services. The SCT issued rulings in 2002 and 2008 setting the rates for the Services and both KCSM and Ferromex challenged these rulings.
In addition, KCSM is currently involved in negotiations with Ferromex regarding the rates payable to each other for the Services for the periods prior to January 1, 2009. Although KCSM and Ferromex have challenged these matters based on different grounds and these cases continue to evolve, management believes the amounts recorded related to these matters are adequate.
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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or further weakening in economic trends could have a significant impact on the collectability of KCSM’s receivables and operating results. If the financial condition of KCSM’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at September 30, 2011.
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
The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: domestic and international economic conditions; interest rates; the business environment in industries that produce and consume rail freight; competition and consolidation within the transportation industry; fluctuation in prices or availability of key materials, in particular diesel fuel; labor difficulties, including strikes and work stoppages; credit risk of customers and counterparties and their failure to meet their financial obligations; the outcome of claims and litigation; legislative and regulatory developments; political and economic conditions in Mexico and the level of trade between the United States and Mexico; changes in securities and capital markets; disruptions to the Company’s technology infrastructure, including its computer systems; natural events such as severe weather, hurricanes and floods; acts of terrorism or risk of terrorist activities; and war or risk of war. For more discussion about each risk factor, see Part I, Item 1A –“Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which is on file with the U.S. Securities and Exchange Commission (File No. 333-08322) and any updates contained herein. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the timing when, or by which, such performance or results will be achieved. As a result, actual outcomes or results could materially differ from those indicated in forward-looking statements. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements.
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
Third Quarter Analysis
The Company reported quarterly net income of $48.2 million for the three months ended September 30, 2011, compared to quarterly net income of $19.0 million for the same period in 2010. This net income increase reflects the impacts of Hurricane Alex on the Company's operations in the third quarter of 2010 and the settlements of related insurance claims in the third quarter of 2011.
Hurricane Alex made landfall on June 30, 2010, causing widespread damage and flooding in central and northeastern Mexico. The hurricane resulted in extensive damage to KCSM's track and bridge infrastructures and significantly disrupted the Company's rail service. As a result, the Company experienced lost profits in the third quarter of 2010, as customers were required to use alternate carriers or modes of transportation until rail service was restored.

In the third quarter of 2011, the Company settled its insurance claim for lost profits, property damages, and related incremental expenses resulting from Hurricane Alex for $66.0 million, before the related self-insured retention of $10.0 million. The Company also settled its general liability insurance claim for $7.6 million, before the related self-insured retention of $1.0 million. As a result of the settled claims, KCSM recorded a $14.8 million pre-tax gain within operating expenses in the third quarter of 2011. The gain primarily represents recoveries related to lost profits and the replacement value of property in excess of its carrying value, net of the self-insured retentions.
The Company reported a 32% increase in revenues during the three months ended September 30, 2011, as compared to the same period in 2010, driven primarily by the overall increase in carload/unit volumes, positive pricing impacts and increased fuel surcharge. A significant component of the increase in carload/unit volumes is due to the volumes that were lost in the third quarter of 2010 as a result of Hurricane Alex.
Operating expenses increased 12% compared to the same period in 2010, primarily due to higher volumes, increases in compensation and benefits, higher fuel prices, and the effect of fluctuations in the value of the U.S. dollar against the value of the Mexican peso for operating expenses denominated in Mexican pesos. These increases were partially offset by the $14.8 million gain on insurance recoveries related to Hurricane Alex recognized in the third quarter of 2011.
KCSM’s revenues and operating expenses are affected by fluctuations in the value of the U.S. dollar against the value of the Mexican peso. Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations generally offset, with insignificant net impacts to operating income.
Operating expenses as a percentage of revenues declined to 61.4% for the three months ended September 30, 2011 as compared to 72.0% for the same period in 2010. If the gain on insurance recoveries was excluded from the financial results for the third quarter of 2011, operating expenses as a percentage of revenues would have been approximately 600 basis points higher. Additionally, the Company estimates that if the financial results for the third quarter of 2010 were adjusted for the effects of Hurricane Alex, operating expenses as a percentage of revenue would have been approximately 400 basis points lower.
Results of Operations
The following summarizes KCSM’s consolidated income statement components (in millions):

	Three Months Ended		Change Dollars
	September 30,
	2011	2010
Revenues	$243.3	$184.8	$58.5
Operating expenses	149.3	133.0	16.3
Operating income	94.0	51.8	42.2
Equity in net earnings of unconsolidated affiliates	1.1	1.1	—
Interest expense	(19.6)	(22.4)	2.8
Debt retirement costs	—	(1.9)	1.9
Foreign exchange gain (loss)	(7.7)	2.1	(9.8)
Other income, net	0.5	0.4	0.1
Income before income taxes	68.3	31.1	37.2
Income tax expense	20.1	12.1	8.0
Net income	$48.2	$19.0	$29.2

	Nine Months Ended		Change Dollars
	September 30,
	2011	2010
Revenues	$708.2	$582.4	$125.8
Operating expenses	466.9	416.0	50.9
Operating income	241.3	166.4	74.9
Equity in net earnings of unconsolidated affiliates	2.6	5.5	(2.9)
Interest expense	(59.1)	(75.6)	16.5
Debt retirement costs	(10.3)	(33.5)	23.2
Foreign exchange gain (loss)	(7.3)	3.4	(10.7)
Other income, net	2.6	1.9	0.7
Income before income taxes	169.8	68.1	101.7
Income tax expense	55.9	22.9	33.0
Net income	$113.9	$45.2	$68.7

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Chemical and petroleum	$47.2	$39.6	19%	25.6	22.9	12%	$1,844	$1,729	7%
Industrial and consumer products	59.8	42.1	42%	43.2	34.9	24%	1,384	1,206	15%
Agriculture and minerals	51.7	46.9	10%	29.1	27.9	4%	1,777	1,681	6%
Total general commodities	158.7	128.6	23%	97.9	85.7	14%	1,621	1,501	8%
Coal	5.2	3.7	41%	5.1	4.4	16%	1,020	841	21%
Intermodal	40.8	27.8	47%	109.6	79.9	37%	372	348	7%
Automotive	33.6	21.3	58%	19.2	14.9	29%	1,750	1,430	22%
Carload revenues, carloads and units	238.3	181.4	31%	231.8	184.9	25%	1,028	981	5%
Other revenue	5.0	3.4	47%
Total revenues (i)	$243.3	$184.8	32%
(i) Included in revenues:
Fuel surcharge	$32.3	$19.5

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Chemical and petroleum	$142.1	$125.6	13%	76.3	73.7	4%	$1,862	$1,704	9%
Industrial and consumer products	171.9	136.1	26%	125.1	108.4	15%	1,374	1,256	9%
Agriculture and minerals	159.1	150.9	5%	88.6	91.7	(3)%	1,796	1,646	9%
Total general commodities	473.1	412.6	15%	290.0	273.8	6%	1,631	1,507	8%
Coal	15.4	10.5	47%	15.1	13.5	12%	1,020	778	31%
Intermodal	110.6	82.1	35%	295.0	230.9	28%	375	356	5%
Automotive	94.7	65.2	45%	55.9	47.5	18%	1,694	1,373	23%
Carload revenues, carloads and units	693.8	570.4	22%	656.0	565.7	16%	1,058	1,008	5%
Other revenue	14.4	12.0	20%
Total revenues (i)	$708.2	$582.4	22%
(i) Included in revenues:
Fuel surcharge	$87.7	$58.6
Freight revenues include both revenue for transportation services and fuel surcharges. For the three and nine months ended September 30, 2011, revenues increased $58.5 million and $125.8 million compared to the same periods in 2010, primarily due to an increase in carload/unit volumes, positive pricing impacts and increased fuel surcharge. Revenues and volumes in the third quarter of 2010 were affected by Hurricane Alex as customers were required to use alternate carriers or modes of transportation until services were restored. Revenue per carload/unit increased by 5% for the three and nine months ended September 30, 2011, compared to the same periods in 2010, reflecting favorable commodity mix in addition to the factors discussed above. The effect of fluctuations in the value of the U.S. dollar against the value of the Mexican peso was not significant for these periods.

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
The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended September 30, 2011

Chemical and petroleum. Revenues increased $7.6 million and $16.5 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to increases in pricing and volume. Revenues increased in plastics and chemicals used to manufacture glass and paint as a result of continuing growth in the automotive industry. Additionally, revenues in the third quarter of 2010 were significantly impacted by Hurricane Alex.

Industrial and consumer products. Revenues increased $17.7 million and $35.8 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to increases in volume and pricing. Metals and scrap business growth was primarily due to growing demand for slab and steel coil driven by continuing growth in the automotive industry and appliance manufacturing. Paper product revenue increased primarily due to growing demand. Revenue growth was driven by new business and conversion of truck traffic to rail. Additionally, revenues in the third quarter of 2010 were significantly impacted by Hurricane Alex.

Agriculture and minerals. Revenues increased $4.8 million and $8.2 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to increases in pricing, fuel surcharge and fluctuations in the value of the U.S. dollar against the value of the Mexican peso. Food products revenue increased due to increased demand for corn syrup, sugar and dried distillers grains. The increase for the nine months ended September 30, 2011, compared to the same period in 2010, was partially offset by a decrease in grain volume and average length of haul in the first quarter of 2011 as traffic patterns shifted due to a decline in cross border traffic into Mexico as availability of crops from a strong Mexico local harvest was sufficient to meet the local demand.

Coal. Revenues increased $1.5 million and $4.9 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to increases in pricing, volume and length of haul related to new petroleum coke business.
Intermodal. Revenues increased $13.0 million and $28.5 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to increases in volume. Growth was driven by increased cross border business, conversion of truck traffic to rail and South American/trans-Pacific container volume. Additionally, revenues in the third quarter of 2010 were significantly impacted by Hurricane Alex.
Automotive. Revenues increased $12.3 million and $29.5 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to increases in volume and pricing. The volume increase was driven by strong year over year growth in North American automobile sales for Original Equipment Manufacturers, new cross border vehicle routings, increased import/export volume through the Port of Lazaro Cardenas and the shipment of new automobile models. Revenues in the third quarter of 2010 were significantly impacted by Hurricane Alex.
Operating Expenses
Operating expenses, as shown below (in millions), increased $16.3 million and $50.9 million for the three and nine months ended September 30, 2011, when compared to the same periods in 2010, primarily due to higher volumes, increases in compensation and benefit rates and fuel prices and the effect of fluctuations in the value of the U.S. dollar against the value of the Mexican peso for operating expenses denominated in Mexican pesos. These increases were partially offset by the gain on insurance recoveries related to Hurricane Alex recognized in the third quarter of 2011.

	Three Months Ended		Change
	September 30, 2011
	2011	2010	Dollars	Percent
Compensation and benefits	$35.8	$18.3	$17.5	96%
Purchased services	30.7	32.0	(1.3)	(4)%
Fuel	39.9	26.9	13.0	48%
Equipment costs	21.0	18.7	2.3	12%
Depreciation and amortization	22.8	24.4	(1.6)	(7)%
Gain on insurance recoveries related to hurricane damage	(14.8)	—	(14.8)	(100)%
Materials and other	13.9	12.7	1.2	9%
Total operating expenses	$149.3	$133.0	$16.3	12%

	Nine Months Ended		Change
	September 30, 2011
	2011	2010	Dollars	Percent
Compensation and benefits	$99.3	$66.0	$33.3	50%
Purchased services	96.6	95.7	0.9	1%
Fuel	114.5	85.7	28.8	34%
Equipment costs	63.5	57.1	6.4	11%
Depreciation and amortization	64.9	72.7	(7.8)	(11)%
Gain on insurance recoveries related to hurricane damage	(14.8)	—	(14.8)	(100)%
Materials and other	42.9	38.8	4.1	11%
Total operating expenses	$466.9	$416.0	$50.9	12%
Compensation and benefits. Compensation and benefits increased $17.5 million and $33.3 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to increases in statutory profit sharing expense, carload/unit volumes, annual salary and benefit rate increases and fluctuations in the value of the U.S. dollar against the value of the Mexican peso. In addition, in the third quarter of 2010, the Company recorded a decrease of $6.2 million in post-employment benefit obligations as a result of the completion of negotiations with the labor union.

Purchased services. Purchased services expense decreased $1.3 million for the three months ended September 30, 2011, compared to the same period in 2010, primarily due to higher net joint facility income in the third quarter of 2011 as a result of non-recurring usage of certain trackage rights, partially offset by increases in volume-sensitive costs, primarily locomotive maintenance expense, terminal services and freight car repairs. Purchased services expense increased $0.9 million for the nine months ended September 30, 2011, compared to the same period in 2010, due to increases in volume-sensitive costs, primarily locomotive maintenance expense, security and terminal services and freight car repairs. These increases were partially offset by the higher net joint facility income in the third quarter of 2011 and decreases in corporate and legal expenses.
Fuel. Fuel expense increased $13.0 million and $28.8 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010. The increase was driven by higher diesel fuel prices as the average fuel price per gallon increased by approximately 23% and 19%, higher consumption due to an increase in carloads/unit volumes, and fluctuations in the value of the U.S. dollar against the value of the Mexican peso.
Equipment costs. Equipment costs increased $2.3 million and $6.4 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to the increase in the use of other railroads’ freight cars due to increased traffic volumes. This increase was partially offset by lower locomotive lease expense primarily due to the acquisition of 75 locomotives during the third quarter 2011, which were previously leased by the Company under an operating lease agreement.
Depreciation and amortization. Depreciation and amortization expense decreased $1.6 million and $7.8 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to a change in the estimate related to certain locomotive depreciation rates based on reassessment of the adequacy of the accumulated depreciation provisions, which was effective October 1, 2010. This decrease was partially offset by higher depreciation expense due to a larger asset base. Depreciation expense on the asset base as of year-end 2010 is expected to be lower on a quarterly basis by $3.3 million as a result of the change in locomotive rates.
Gain on insurance recoveries related to hurricane damage. In the third quarter of 2011, the Company settled its insurance claims related to Hurricane Alex and recognized a $14.8 million gain on insurance recoveries which primarily represents the recovery of lost profits and the replacement value of property in excess of its carrying value, net of the self-insured retentions.
Materials and other. Materials and other expense increased $1.2 million and $4.1 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to increased casualty expense, partially offset by lower employee expenses. In addition, for the nine months ended September 30, 2011, as compared to the same period in 2010, this increase was partially offset by the settlement of a legal dispute and increases in a legal provision recorded in the first half of 2010.
Non-Operating Income and Expenses
Equity in net earnings of unconsolidated affiliates. Equity in earnings from unconsolidated affiliates was $1.1 million and $2.6 million for the three and nine months ended September 30, 2011, compared to $1.1 million and $5.5 million for the same periods in 2010. Significant components of this change are as follows:

•
KCSM’s equity in earnings of Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”) was flat for the three months ended September 30, 2011, compared to the same period in 2010, and increased $0.5 million for the nine months ended September 30, 2011, compared to the same period in 2010 primarily due to an increase in volumes.

•
KCSM’s equity in earnings of Mexrail, Inc. (“Mexrail”) was zero and $3.4 million for the three and nine months ended September 30, 2010. On June 30, 2010, KCSM sold its 49% ownership interest in Mexrail to Kansas City Southern (“KCS”).

Interest expense. Interest expense decreased $2.8 million for the three months ended September 30, 2011, compared to the same period in 2010, primarily due to lower interest rates. Interest expense decreased $16.5 million for the nine months ended September 30, 2011, compared to the same period in 2010, primarily due to lower average debt balances and interest rates. During the nine months ended September 30, 2011, the average debt balance was $935.8 million compared to $1,051.4 million for the same period in 2010.

Debt retirement costs. Debt retirement costs decreased $1.9 million and $23.2 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010. In the second quarter of 2011, KCSM purchased and redeemed the remaining $32.4 million principal amount if its 7 5/8%  Senior Notes due December 1, 2013 (the “7 5/8% Senior Notes”) and all of the outstanding $165.0 million aggregate principal amount of its 7 3/8% senior notes due June 1, 2014 (the “7 3/8% Senior Notes”). KCSM recognized associated debt retirement costs of $10.3 million related to the call and tender premiums and the write-off of unamortized debt issuance costs. On September 30, 2010, KCSM purchased the remaining $63.7 million principal amount of the 9  3/8% senior notes due 2012 (the “9 3/8% Senior Notes”) and recognized debt retirement cost of $1.9 million related to the call premium and the write-off of unamortized debt issuance costs. On June 4, 2010, KCSM redeemed $100.0 million and $70.0 million aggregate principal amount of the 9  3/8% Senior Notes and 12  1/2% senior notes due 2016, respectively. KCSM recorded a total debt retirement cost of $16.7 million in the second quarter 2010 related to the call premium, discount amortization and unamortized debt issuance costs. In the first quarter of 2010, KCSM purchased $296.3 million of the 9  3/8% Senior Notes. KCSM recorded debt retirement costs of $14.9 million related to the tender premium and unamortized debt issuance costs.
Foreign exchange. Fluctuations in the value of the U.S. dollar against the value of the Mexican peso resulted in a foreign exchange loss of $7.7 million and $7.3 million for the three and nine months ended September 30, 2011, compared to a foreign exchange gain of $2.1 million and of $3.4 million for the same periods in 2010.
Other income, net. Other income, net increased $0.1 million and $0.7 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily attributable to miscellaneous income.
Income tax expense. Income tax expense increased $8.0 million and $33.0 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010, due to higher pre-tax income. The effective income tax rate was 29.4% and 32.9% for the three and nine months ended September 30, 2011, as compared to 38.9% and 33.6% for the same periods in 2010. The decreases in the effective income tax rate were primarily due to foreign exchange fluctuations. In addition, for the nine months ended September 30, 2011, as compared to the same period in 2010, the decrease in the effective income tax rate was partially offset by a tax benefit from the Mexrail sale in the second quarter of 2010.
Liquidity and Capital Resources
Overview
KCSM’s primary uses of cash are to support operations; maintain and improve its railroad; pay debt service costs; acquire new and maintain existing locomotives, rolling stock and other equipment; and meet other obligations. KCSM’s cash flow from operations has historically been sufficient to fund operations, maintenance capital expenditures and debt service. External sources of cash (principally bank debt, public and private debt and leases) have historically been used to refinance existing indebtedness and to fund acquisitions, new investments and equipment additions. As a result of the Company’s recent improvement in cash flows, the Company has the ability to fund certain investments and equipment additions using available cash. On September 30, 2011, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was approximately $259.5 million.
7 3/8% and 7 5/8% Senior Notes. On May 6, 2011, pursuant to an offer to purchase, KCSM commenced a cash tender offer for all of its 7 5/8% Senior Notes and, pursuant to a separate offer to purchase, KCSM commenced a cash tender offer for all of its 7 3/8% Senior Notes. Through June 7, 2011, the Company purchased and redeemed the remaining $32.4 million of the 7 5/8% Senior Notes and all of the outstanding $165.0 million of the 7 3/8% Senior Notes using the proceeds received from the issuance of $200.0 million principal amount of 6 1/8% senior unsecured notes due June 15, 2021 (the “6 1/8% Senior Notes”) and cash on hand. KCSM recorded debt retirement costs of $10.3 million in the second quarter of 2011.
6 1/8% Senior Notes. On May 20, 2011, KCSM issued $200.0 million principal amount of 6 1/8% Senior Notes, at par, bearing interest semiannually at a fixed annual rate of 6 1/8%. The Company used proceeds from the issuance of the 6 1/8% Senior Notes and cash on hand to purchase and redeem the 7 5/8% Senior Notes and 7 3/8% Senior Notes as discussed above, and pay all fees and expenses incurred in connection with the 6 1/8% Senior Notes offering and the tender offers. The 6 1/8% Senior Notes are redeemable at KCSM’s option, in whole or in part, on and after June 15, 2016, at the following redemption prices (expressed as percentages of principal amount) if redeemed during the 12-month period commencing on June 15 of the following years, plus any accrued and unpaid interest to the date of redemption: 2016 — 103.063%, 2017 — 102.042%, 2018 — 101.021% and 2019 —100.000%. In addition, the Company may redeem up to 35% of the 6 1/8% Senior Notes at a redemption price equal to 106.125% any time prior to June 15, 2014 from the proceeds of the sale of KCSM’s capital stock or the capital stock of KCS, and the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.

The 6 1/8% Senior Notes are denominated in dollars and are unsecured, unsubordinated obligations, rank pari passu in right of payment with the Company’s existing and future unsecured, unsubordinated obligations, and are senior in right of payment to KCSM’s future subordinated indebtedness. In addition, the 6 1/8% Senior Notes include certain covenants which are customary for these types of debt instruments and borrowers with similar credit ratings. The 6 1/8% Senior Notes contain certain covenants that, among other things, prohibit or restrict KCSM's ability to take certain actions, including the ability to incur debt, pay dividends or make other distributions in respect of KCSM’s stock, issue guarantees, enter into certain transactions with affiliates, make restricted payments, sell certain assets, create liens, engage in sale-leaseback transactions and engage in mergers, divestitures and consolidations. However, these limitations are subject to a number of important qualifications and exceptions.
Operating Lease Buyout. On September 1, 2011, KCSM, as borrower, entered into five Loan Agreements (each a "Loan Agreement", and collectively, the "Loan Agreements") with General Electric Capital Corporation, as lender ("GE"), each with a principal amount of approximately $18.2 million. KCSM used the loan proceeds to finance approximately 88% of the purchase price of seventy-five GE AC4400 CW locomotives (the "Locomotives") purchased by KCSM from GE on September 1, 2011. The Locomotives were previously leased by KCSM from GE pursuant to a Lease Agreement dated April 30, 1998. The Lease Agreement, which had been accounted for as an operating lease, was terminated with the purchase of the Locomotives by KCSM. To secure the loans from GE, KCSM transferred legal ownership of the Locomotives to five irrevocable trusts established by KCSM to which GE is the primary beneficiary and KCSM has a right of reversion upon satisfaction of the obligations of the Loan Agreements.
Each Loan Agreement requires KCSM to make thirty-eight quarterly principal payments plus interest at an annual rate of 9.31%, which approximates the implicit interest rate in the Lease Agreement. KCSM generated certain tax benefits as a result of purchasing the locomotives. The first payments were due and payable on September 15, 2011, and the final payments are due and payable on December 15, 2020.
The Loan Agreements contain representations, warranties and covenants typical of such equipment loans. Events of default in each Loan Agreement include, but are not limited to, certain payment defaults, certain bankruptcy and liquidation proceedings and the failure to perform any covenants or agreements contained in the Loan Agreements. An event of default could trigger acceleration of KCSM's payment obligations under the terms of each Loan Agreement.
KCSM Revolving Credit Facility. On September 30, 2011, KCSM entered into an amended and restated credit agreement (the "2011 Credit Agreement") with various financial institutions. The 2011 Credit Agreement amended and restated KCSM's credit agreement dated August 30, 2010, increased the revolving credit facility from $100.0 million to $200.0 million and extended the maturity to September 30, 2016. The revolving credit facility consists of (i) a revolving credit facility (the "Revolving Facility") up to $200.0 million, (ii) a letter of credit facility up to $15.0 million (the “Letter of Credit Facility”), and (iii) a swing line facility up to $15.0 million (the "Swing Line Facility"). The Letter of Credit Facility and the Swing Line Facility each constitute usage under the Revolving Facility.
The outstanding principal balance of loans under the Revolving Facility bear interest at floating rates. At KCSM's option, the loans will bear interest at either (i) the greater of (a) JPMorgan Chase Bank, N.A.'s prime rate, (b) Federal Funds rate plus 0.50% or (c) one-month London Interbank Offered Rate ("LIBOR") plus 1.00% (the "Base Rate") plus a margin of 0.25% to 1.50% (depending on KCSM's leverage ratio), or (ii) one, two, three or six-month LIBOR plus a margin of 1.25% to 2.50% (depending on KCSM's leverage ratio). The outstanding principal balance of loans under the Swing Line Facility will bear interest at the Base Rate plus a margin of 0.25% to 1.50% (depending on KCSM's leverage ratio).
The 2011 Credit Agreement is secured by the accounts receivable and certain locomotives of KCSM and certain of its subsidiaries. In addition, KCSM and certain of its subsidiaries agreed to subordinate payment of certain intercompany debt, certain KCSM subsidiaries guaranteed repayment of the amounts due under the 2011 Credit Agreement (up to the amount permitted by KCSM's outstanding indentures) and certain equity interests as defined in the 2011 Credit Agreement were pledged to secure obligations under the 2011 Credit Agreement.
The 2011 Credit Agreement contains representations, warranties and covenants typical of such credit agreements, including financial covenants related to a leverage ratio and an interest coverage ratio as defined in the 2011 Credit Agreement. Events of default under the 2011 Credit Agreement include, but are not limited to, certain payment defaults; breach of any representation or warranty; non-performance of covenants and obligations; default on other indebtedness; certain judgments rendered; restrictions or requirements limiting the availability or the transfer of foreign exchange; a change in control shall occur; bankruptcy or insolvency of KCSM and certain subsidiaries and obligors; an impairment of security; the failure of subordination; certain actions by a governmental authority; failure to obtain certain consents; and termination of the concession title. The occurrence of an event of default could result in the acceleration of the repayment of any outstanding principal balance of the Revolving Facility.

The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt capital markets and other available financing resources will be sufficient to fund anticipated operating, capital and debt service requirements and other commitments in the foreseeable future. On September 26, 2011, the Company declared and paid a capital distribution of $75.0 million to the Company's shareholders. The Company plans to distribute capital of up to $225.0 million before the end of the year with the issuance of a note payable to the Company's shareholders.
As of September 30, 2011, KCSM had a debt to capitalization ratio (total debt as a percentage of total debt plus total equity) of 40.1%. KCSM’s primary sources of liquidity are cash flows generated from operations, borrowings under its revolving credit facility, and access to debt capital markets. Although KCSM has had adequate access to the debt capital markets, as a non-investment grade company, the financial terms under which funding is obtained often contain restrictive covenants. The covenants constrain financial flexibility by restricting or prohibiting certain actions, including the ability to incur additional debt for any purpose other than refinancing existing debt, create or suffer to exist additional liens, make prepayments of particular debt, pay dividends on common stock, make investments, engage in transactions with stockholders and affiliates, sell certain assets, and engage in mergers and consolidations or in sale-leaseback transactions. These restrictions, however, are subject to a number of qualifications and exceptions that provide the Company with varying levels of additional borrowing capacity. The Company was in compliance with all of its debt covenants as of September 30, 2011. For a discussion of the agreements representing the indebtedness of KCSM, see “Item 8 Financial Statements and Supplemental Data – Note 7. Long-Term Debt” in the Annual Report on Form 10-K for the year ended December 31, 2010 of KCSM.
KCSM’s operating results and financing alternatives can be unexpectedly impacted by various factors, some of which are outside of its control. For example, if KCSM was to experience a reduction in revenues or a substantial increase in operating costs or other liabilities, its earnings could be significantly reduced, increasing the risk of non-compliance with debt covenants. Additionally, KCSM is subject to economic factors surrounding debt and capital markets and its ability to obtain financing under reasonable terms is subject to market conditions. Volatility in capital markets and the tightening of market liquidity could impact KCSM’s access to capital. Further, KCSM’s cost of debt can be impacted by independent rating agencies, which assign debt ratings based on certain factors such as liquidity, leverage, operational performance and competitive position.
Standard & Poor’s Rating Services (“S&P”) and Moody’s Investors Service (“Moody’s”) each rate the debt and corporate credit of KCSM as non-investment grade and provide their view of KCSM’s outlook. These ratings and outlooks change from time to time and can be found on the websites of S&P and Moody’s.
Cash Flow Information
Summary cash flow data follows (in millions):

	Nine Months Ended
	September 30,
	2011	2010
Cash flows provided by (used for):
Operating activities	$208.2	$127.1
Investing activities	(101.0)	(29.7)
Financing activities	(84.7)	(178.4)
Net increase (decrease) in cash and cash equivalents	22.5	(81.0)
Cash and cash equivalents beginning of year	37.0	92.6
Cash and cash equivalents end of period	$59.5	$11.6
Cash flows from operating activities increased $81.1 million for the nine month period ended September 30, 2011, compared to the same period in 2010, primarily as a result of increased net income from higher carload/unit volumes due to the continued improvement in the economy and positive pricing impacts, and net insurance proceeds related to hurricane damage. These increases were partially offset by changes in working capital items resulting mainly from the timing of certain payments and receipts. Net cash used for investing activities increased $71.3 million, primarily due to an increase in capital expenditures, partially offset by insurance proceeds related to hurricane damage and the acquisition of an intermodal facility in Mexico in the first quarter of 2010. In addition in the first and second quarter of 2010, the Company received net proceeds from repayment of a loan to a related company and proceeds from the sale of KCSM’s 49% ownership interest in Mexrail, respectively. Insurance proceeds related to hurricane damage recognized in investing cash flows are related to proceeds from property damage. All other insurance proceeds related to hurricane damage are recognized in operating cash flows. Additional information regarding capital expenditures is provided below. Net cash used for financing activities decreased $93.7 million primarily due to debt reduction and refinancing activities and associated debt cost payments completed during the nine months ended September 30,

2010. This decrease was partially offset by the capital distribution paid to the Company's shareholders during the third quarter of 2011 and a capital contribution from KCSM shareholders of $95.0 million received in the second quarter of 2010.
Capital Expenditures
KCSM has funded, and expects to continue to fund capital expenditures with funds from operating cash flows, equipment leases, and debt and equity financing.
The following table summarizes capital expenditures by type (in millions):

	Nine Months Ended
	September 30,
	2011	2010
Roadway capital program	$63.5	$50.5
Locomotive acquisitions	103.8	—
Equipment	2.9	4.6
Capacity	1.9	—
Information technology	3.5	4.4
Other	20.6	11.9
Total capital expenditures (accrual basis)	196.2	71.4
Locomotives financed under operating lease buyout	(91.0)	—
Change in capital accruals	12.2	8.0
Total cash capital expenditures	$117.4	$79.4
The Company’s 2011 capital expenditures are currently expected to be approximately $245.0 million, of which the Company expects to finance approximately $100.0 million.
Other Matters
KCSM union employees are covered by one labor agreement, which was signed on June 23, 1997, between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (Mexican Railroad Union), for a term of 50 years, for the purpose of regulating the relationship between the parties. Approximately 80% of KCSM employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other terms are subject to negotiation every two years. In October 2011, compensation terms and all other benefits covering the period from July 1, 2011 through June 30, 2012 and the period from July 1, 2011 through June 30, 2013, respectively, were finalized between KCSM and the Mexican Railroad Union. The union labor negotiation with the Mexican Railroad Union has not historically resulted in any strike, boycott, or other disruption in KCSM’s business operations.

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
(b) Changes in Internal Control over Financial Reporting.

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
For information related to the Company’s settlements and other legal proceedings, see Note 10 “Commitments and Contingencies,” under Part I, Item 1, of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors
There were no material changes during the quarter in the Risk Factors disclosed in Item 1A, “Risk Factors,” in KCSM’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Item 3.	Defaults Upon Senior Securities
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits Filed with this Report

10.1	Form of Loan Agreement between General Electric Capital Corporation and Kansas City Southern de México, S.A. de C.V., dated September 1, 2011.

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.

32.1	Principal Executive Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.

32.2	Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2.

101
The following financial information from Kansas City Southern de México, S.A. de C.V.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (ii) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

Exhibit No.	Description of Exhibits Incorporated by Reference

10.2
Amended and Restated Credit Agreement, dated September 30, 2011, by and between Kansas City Southern de México, S.A. de C.V., the lenders defined therein and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders, J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as joint lead arrangers and joint bookrunners, BBVA Bancomer, S.A., Institución de Banca Múltiple Grupo Financiero BBVA Bancomer, as joint bookrunner and co-documentation agent, and Bank of America, N.A., as co-documentation agent, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 03, 2011 (File No. 333-174927), is incorporated herein by reference as Exhibit 10.2.

10.3
Amended and Restated Subsidiary Guaranty, dated as of September 30, 2011, by each subsidiary of Kansas City Southern de México, S.A. de C.V. from time to time party thereto, in favor of JPMorgan Chase Bank, N.A., in its capacity as the administrative agent and collateral agent for each of secured parties defined therein, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 03, 2011 (File No. 333-174927), is incorporated herein by reference as Exhibit 10.3.

10.4
Assignment and Amendment Agreement, dated September 30, 2011, entered into by and among Kansas City Southern de México, S.A. de C.V., Arrendadora KCSM, S. de R.L. de C.V., Highstar Harbor Holdings Mexico, S. de R.L. de C.V., MTC Puerta Mexico, S. de R.L. de C.V., Vamos a México, S.A. de C.V., Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, as original collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as original pledgee, and JPMorgan Chase Bank, N.A., a new collateral agent, acting on its own behalf and for the benefit of the secured parties and new pledgee. (English translation of document executed in Spanish), filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 03, 2011 (File No. 333-174927), is incorporated herein by reference as Exhibit 10.4.

10.5
Assignment and Amendment Agreement, dated September 30, 2011, entered into by and among MTC Puerta México, S. de R.L. de C.V and Highstar Harbor Holdings México, S. de R.L. de C.V., as pledgors, Vamos a México, S.A. de C.V., Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as original collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as original pledgee, and JPMorgan Chase Bank, N.A., a new collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as new pledgee, filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on October 03, 2011 (File No. 333-174927), is incorporated herein by reference as Exhibit 10.5.

10.6
Assignment and Amendment Agreement, dated September 30, 2011, entered into by and among Kansas City Southern de México, S.A. de C.V. and KCSM Holdings, LLC, as pledgors, Arrendadora KCSM S. de R.L. de C.V., Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as original collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as original pledgee, and JPMorgan Chase Bank, N.A., as new collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties as new pledgee, filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on October 03, 2011 (File No. 333-174927), is incorporated herein by reference as Exhibit 10.6.

10.7
Assignment and Amendment Agreement, dated September 30, 2011, entered into by and among Kansas City Southern de México, S. A. de C.V. and Nafta Rail, S.A. de C.V., as pledgors, Highstar Harbor Holdings México, S. de R.L. de C.V., Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as original collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as original pledgee, and JPMorgan Chase Bank, N.A., as new collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties as new pledgee, filed as Exhibit 10.6 to the Company's Current Report on Form 8-K filed on October 03, 2011 (File No. 333-174927), is incorporated herein by reference as Exhibit 10.7.

10.8
Assignment and Amendment Agreement, dated September 30, 2011, entered into by and among Highstar Harbor Holdings México, S. de R.L. de C.V. and Nafta Rail, S.A. de C.V., as pledgors, MTC Puerta México, S. de R.L. de C.V., Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as original collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as original pledgee, and JPMorgan Chase Bank, N.A., as new collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties as new pledgee, filed as Exhibit 10.7 to the Company's Current Report on Form 8-K filed on October 03, 2011 (File No. 333-174927), is incorporated herein by reference as Exhibit 10.8.

10.9
Amended and Restated Intercompany Subordination Agreement, dated as of September 30, 2011, by and between Kansas City Southern de México, S.A. de C.V., and each of the subordinated debtors and subordinated creditors each defined therein, in favor of JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for each of the secured parties defined therein, filed as Exhibit 10.8 to the Company's Current Report on Form 8-K filed on October 03, 2011 (File No. 333-174927), is incorporated herein by reference as Exhibit 10.9.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on October 21, 2011.

Kansas City Southern de México, S.A. de C.V.

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Chief Financial Officer
(Principal Financial Officer)

/s/ MARY K. STADLER
Mary K. Stadler
Chief Accounting Officer
(Principal Accounting Officer)