Form 10-K
period 2011-12-31
Kansas City Southern de Mexico, S.A. de C.V.
filed 2012-02-08
CIK 1055294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 333-08322
KANSAS CITY SOUTHERN DE MÉXICO, S.A. DE C.V.
(Exact Name of Registrant as Specified in Its Charter)
Kansas City Southern of Mexico
(Translation of Registrant’s name into English)

México (State or other jurisdiction of incorporation or organization)	98-0519243 (I.R.S. Employer Identification No.)
Montes Urales 625 Lomas de Chapultepec 11000 Mexico, D.F. Mexico (Address of Principal Executive Offices, Including Zip Code)
+ (5255) 9178-5686
(Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)
 ___________________________________________________
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
DOCUMENTS INCORPORATED BY REFERENCE:
Not applicable.

KANSAS CITY SOUTHERN DE MÉXICO, S.A. DE C.V. AND SUBSIDIARIES
2011 FORM 10-K ANNUAL REPORT

Part I

Item 1.	Business
COMPANY OVERVIEW
Kansas City Southern de México, S.A. de C.V. (“KCSM” or the “Company”) operates the primary commercial corridor of the Mexican railroad system, which allows it to participate significantly in the growing freight traffic between Mexico, the U.S. and Canada. KCSM’s rail lines consist of approximately 3,100 route miles. In addition, KCSM has trackage rights entitling it to run its trains over 700 miles of track of other Mexican railroad operators. KCSM provides freight transportation services under a 50-year concession granted to it by the Mexican government (the “Concession”), during the first 30 years of which the Company is the exclusive provider, subject to certain trackage rights of other freight carriers. KCSM’s Concession is renewable for an additional period of up to 50 years, subject to certain conditions.
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
KCSM seeks to establish its railroad as the primary inland freight transporter linking Mexico with the U.S. and Canadian markets. As the operator of the primary and most direct rail corridor from Mexico City to the U.S. border, its route structure enables KCSM to benefit from continuing growth resulting from the North American Free Trade Agreement (“NAFTA”). KCSM is the only Mexican railroad that serves the Mexico-U.S. border crossing at Nuevo Laredo, Tamaulipas, the largest rail freight interchange point between Mexico and the U.S. Through the U.S. rail subsidiaries of Kansas City Southern (“KCS”), KCSM’s ultimate parent, as well as through interchanges with other major U.S. railroads, KCSM provides customers with access to an extensive network through which they may distribute products throughout North America and overseas.
The Company provides exclusive rail access to the Port of Lazaro Cardenas on the Pacific Ocean. The Mexican government is developing the port at Lazaro Cardenas principally to serve Mexican markets and as an alternative to the U.S. west coast ports. KCSM is the sole provider of rail service to this port, which provides an alternate route for Asian and South American traffic bound for North America.
KCSM’s revenues are derived from the movement of a diversified mix of commodities and products. The Company transports chemical and petroleum products, industrial and consumer products, agriculture and mineral products, intermodal and automotive products, and coal. KCSM’s customers include leading international and Mexican corporations.
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

KCS’s security activities range from periodically mailing each employee a security awareness brochure (which is also posted under the “Employees” tab on KCS’s internet website, www.kcsouthern.com) to its ongoing implementation of security plans for rail facilities in areas labeled by the DHS as High Threat Urban Areas (“HTUAs”). KCS’s other activities to bolster security against terrorism include, but are not limited to, the following:

•	Conferring regularly with other railroads’ security personnel and with industry experts on security issues;

•	Routing shipments of certain chemicals, which might be toxic if inhaled, pursuant to applicable rules and regulations;

•	Initiating a series of over 20 voluntary action items agreed to between AAR and DHS as enhancing security in the rail industry;

•	Conducting constant security training as part of the scheduled training for operating employees and managers;

•	Developing a multi-layered security model using high-speed digital imaging, system velocity, covert and overt security filters to mitigate the risk of illicit activity; and

•	Implementation of a Tactical Intelligence Center by KCSM, training core members in new technology helping to prevent, detect, deter and respond to illicit activities.
In addition, KCS employs a “Director of Homeland Security” to oversee the ongoing and increasingly complex security efforts. KCS identified and retained an individual to fill the position who has an extensive law enforcement background, including being formerly employed as an analyst with the Federal Bureau of Investigation (“FBI”) for 12 years. This member of management remains a member of the FBI’s Joint Terrorism Task Force and is a valuable asset to the Company in developing and implementing anti-terrorism and other security initiatives.
While the risk of theft and vandalism is higher in Mexico, KCSM remains among the safest methods of transportation for freight shipments in Mexico. KCSM’s record in rail safety is due in large part to the implementation of a multi-layered, safety and security process throughout the KCSM network. In addition to having its own internal system, the process is connected to, and supported by a high level of federal, state and local law enforcement. A primary focus of this effort involves maintaining train velocity, which reduces the likelihood for incidents to occur.
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
Risks Related to KCSM Debt
KCSM’s flexibility to operate its business could be reduced by provisions in its debt obligations.
KCSM’s debt instruments contain covenants which restrict or prohibit certain actions (“negative covenants”), including, but not limited to, KCSM’s ability to incur debt, create or suffer to exist liens, make prepayments of particular debt, pay dividends, make investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, engage in mergers and consolidations or in sale-leaseback transactions. KCSM’s debt instruments also contain covenants requiring KCSM to, among other things, maintain specified financial ratios (“affirmative covenants”). Failure to comply with these negative and affirmative covenants could result in an event of default that, if not cured or waived, could restrict the Company’s access to liquidity and have a material adverse effect on the Company’s business or prospects. If the Company does not have enough cash to service its debt or fund other liquidity needs, KCSM may be required to take actions such as requesting a waiver from lenders, reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of the existing debt, or seeking additional equity capital. KCSM cannot assure that any of these remedies can be effected on commercially reasonable terms or at all.

A downturn in the debt capital markets or a downgrade of the Company’s credit ratings may increase the cost of borrowing and make financing difficult to obtain.
Events in the financial markets may have an adverse impact on the debt capital markets and, as a result, credit may become more expensive and difficult to obtain. Lenders may impose more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which KCSM conducts business. Also, the Company and its securities are rated by Standard & Poor’s Rating Services (“S&P”) and Moody’s Investors Service (“Moody’s”). These ratings impact the Company’s cost of funds and its access to the debt capital markets. The negative impact of tightening credit markets, adverse changes in the debt capital markets generally and/or a downgrade of the Company’s credit ratings may have a material adverse effect on KCSM’s consolidated financial statements resulting from, but not limited to, an inability to finance capital expansion on favorable terms, if at all, reduced liquidity as a result of limited alternatives to refinance short-term debt, increased financing costs and/or financial terms with increasingly restrictive covenants.
The failure of a bank to fund all or a portion of a request by KCSM to borrow money under its existing revolving credit facilities could reduce KCSM’s ability to fund capital expenditures or otherwise properly fund its operations.
The Company and its subsidiaries are in an industry that requires continuing infrastructure improvements and acquisitions of capital assets, necessitating substantial expenditure of cash. KCSM has existing revolving credit facilities with multiple banking institutions to provide additional liquidity. If any of the banking institutions that are a party to such credit facilities fails to fund its pro rata share of a request by KCSM to borrow money under its credit facilities, KCSM’s ability to fund capital expenditures, fund its operations and pay debt service could be reduced, each of which could have a material adverse effect on the Company’s consolidated financial statements.
The failure of any bank or money market instrument in which the Company maintains deposits could reduce the amount of cash the Company has available to pay distributions, fund its operations, pay debt service and make additional investments.
Given the developments in the financial markets, financial institutions have additional capital risks. The Company has diversified its holdings of cash and cash equivalents among several banking institutions and money market instruments in an attempt to minimize its exposure. However, the Company’s investments in money market instruments are insured only up to $500,000, and deposits in Mexican financial institutions are not insured. A loss of all or a share of these deposits could limit the Company’s ability to adequately fund its activities, distributions and new investments and could have a material adverse effect on the Company’s consolidated financial statements.
Risks Related to KCSM’s Business
KCSM’s Concession is subject to revocation or termination in certain circumstances which would prevent KCSM from operating its railroad and would have a material adverse effect on the Company’s consolidated financial statements.
KCSM operates under the Concession granted by the Mexican government in June 1997, which is renewable for up to 50 years, subject to certain conditions. The Concession gives KCSM exclusive rights to provide freight transportation services over its rail lines for the first 30 years of the 50-year Concession, subject to certain trackage and haulage rights granted to other concessionaires. The Secretaría de Comunicaciones y Transportes (Secretary of Communications or “SCT”), which is principally responsible for regulating railroad services in Mexico, has broad powers to monitor KCSM’s compliance with the Concession, and it can require KCSM to supply it with any technical, administrative and financial information it requests. Among other obligations, KCSM must comply with the investment commitments established in its business plan, which forms an integral part of the Concession, and must update the plan every five years. The SCT treats KCSM’s business plans confidentially. The SCT also monitors KCSM’s compliance with efficiency and safety standards established in the Concession. The SCT reviews, and may amend, these standards every five years.
The Mexican Railroad Services Law and regulations provide the Mexican government certain rights in its relationship with KCSM under the Concession, including the right to take over the management of KCSM and its railroad in certain extraordinary cases, such as imminent danger to national security. In the past, the Mexican government has used such power with respect to other privatized industries, including the telecommunications industry, to ensure continued service during labor disputes. In addition, under Article 47 of the Mexican Railroad Services Law and its regulations, the SCT, in consultation with the Comisión Federal de Competencia (Mexican Antitrust Commission or “COFECO”), reserves the right to set service rates if it determines that effective competition does not exist in the Mexican railroad industry. COFECO, however, has not published guidelines regarding the factors that constitute a lack of competition. It is, therefore, unclear under what particular circumstances COFECO would deem a lack of competition to exist. If the SCT intervenes and sets service rates, the rates it sets may be too low to allow KCSM to operate profitably.
Under the Concession, KCSM has the right to operate its rail lines, but it does not own the land, roadway or associated structures. If the Mexican government legally terminates the Concession, it would own, control and manage such public domain assets used in the operation of KCSM’s rail lines. All other property not covered by the Concession, including all locomotives and railcars otherwise acquired, would remain KCSM’s property. In the event of early termination, or total or partial revocation of the Concession, the Mexican government would have the right to cause the Company to lease all service related assets to it for a term of at least one year, automatically renewable for additional one-year terms up to five years. The amount of the rent would be determined by experts appointed by KCSM and the Mexican government. The Mexican government must exercise this right within four months after early termination or revocation of the Concession. In addition, the Mexican government would also have a right of first refusal with respect to certain transfers by KCSM of railroad equipment within 90 days after revocation of the Concession.
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
The SCT may revoke the Concession if KCSM is sanctioned on three distinct occasions for unjustly interrupting the operation of its rail lines or for charging tariffs higher than the tariffs it has registered with the SCT. In addition, the SCT may revoke the Concession if, among other things, KCSM is sanctioned on five distinct occasions because KCSM restricts the ability of other Mexican rail operators to use its rail lines; KCSM fails to make payments for damages caused during the performance of services; KCSM fails to comply with any term or condition of the Mexican Railroad Services Law and regulations or the Concession; KCSM fails to make the capital investments required under its five-year business plan filed with the SCT; or KCSM fails to maintain an obligations compliance bond and insurance coverage as specified in the Mexican Railroad Services Law and regulations. In addition, the Concession would revoke automatically if KCSM changes its nationality or assigns or creates any lien on the Concession or if there is a change in control of KCSM without the SCT’s approval. The SCT may also terminate the Concession as a result of KCSM’s surrender of its rights under the Concession, or for reasons of public interest or upon KCSM’s liquidation or bankruptcy. If the Concession is terminated or revoked by the SCT for any reason, KCSM would receive no compensation and its interest in its rail lines and all other fixtures covered by the Concession, as well as all improvements made by it, would revert to the Mexican government. Revocation or termination of the Concession would prevent KCSM from operating its railroad and would materially adversely affect KCSM’s operations and the ability to make payments on its debt as well as materially adversely affect the Company’s consolidated financial statements.
KCSM’s controlling stockholder’s interests may be different from KCSM’s.
KCS is KCSM’s controlling stockholder with full power to direct its business. KCS on its own can make decisions and determine corporate transactions, mergers, consolidations, dividend payments, capital distributions and other matters. The interests of KCS may be different from KCSM’s interests, and KCS may exercise influence over KCSM in a manner inconsistent with KCSM’s interests.
Failure to make capital expenditures could result in the revocation of KCSM’s Concession.
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
KCSM’s Concession from the Mexican government requires KCSM to make investments and undertake capital projects. If KCSM fails to make such capital investments, KCSM’s business plan commitments with the Mexican government may be at risk, requiring KCSM to seek waivers of its business plan. There is no assurance that such waivers, if requested, would be granted by the SCT. KCSM may defer capital expenditures under its business plan with the permission of the SCT. However, the SCT might not grant this permission, and any failure by KCSM to comply with the capital investment commitments in its business plan could result in sanctions imposed by the SCT, and could result in revocation of the Concession if sanctions are imposed on five distinct occasions. The Company cannot assure that the Mexican government would grant any such permission or waiver. If such permission or waiver is not obtained in any instance and KCSM is sanctioned, its Concession might be at risk of revocation, which would materially adversely affect KCSM’s consolidated financial statements. See “KCSM’s Concession is subject to revocation or termination in certain circumstances.”
KCSM has funded, and expects to continue to fund, capital expenditures with operating cash flows, debt financing and equipment leases. KCSM may not be able to generate sufficient cash flows from its operations or obtain sufficient funds from external sources to fund capital expenditure requirements. Even if financing is available, it may not be obtainable on acceptable terms and within the limitations contained in the indentures and other agreements relating to KCSM’s existing debt.
KCSM is dependent on certain key suppliers of core rail equipment.
KCSM relies on a limited number of suppliers of core rail equipment (including locomotives, rolling stock equipment, rail and ties). The capital intensive nature and complexity of such equipment creates high barriers of entry for any potential new suppliers. If any of KCSM’s suppliers discontinue production or experience capacity or supply shortages, this could result in increased costs or difficulty in obtaining rail equipment and materials, which could have a material adverse effect on the Company’s consolidated financial statements.
KCSM competes against other railroads and other transportation providers.
KCSM’s operations are subject to competition from other railroads, particularly Ferrocarril Mexicano, S.A. de C.V (“Ferromex”) and Ferrosur in Mexico, as well as from truck carriers, barge lines and other maritime shippers. Certain rail competitors are much larger and have significantly greater financial and other resources than KCSM, which may enable KCSM’s rail competitors to reduce rates and make KCSM’s freight services less competitive. KCSM’s ability to respond to competitive pressures by matching rate reductions and decreasing rates without adversely affecting gross margins and operating results will depend on, among other things, the ability to reduce operating costs. KCSM’s failure to respond to competitive pressures, and particularly rate competition, in a timely manner could have a material adverse effect on the Company’s consolidated financial statements.
The railroad industry is dominated by a few large carriers. These larger railroads could attempt to use their size and pricing power to block other railroads’ access to efficient gateways and routing options that are currently and have historically been available. In addition, if there is future consolidation in the railroad industry in the United States or Mexico, there can be no assurance that it will not have an adverse effect on the Company’s consolidated financial statements.
Trucking, maritime and barge competitors, while able to provide rate and service competition to the railroad industry, are able to use public rights-of-way, require substantially smaller capital investment and maintenance expenditures than railroads and allow for more frequent and flexible scheduling. Continuing competitive pressures, any reduction in margins due to competitive pressures, future improvements that increase the quality of alternative modes of transportation in the locations in which the Company operates, or legislation or regulations that provide motor carriers with additional advantages, such as increased size of vehicles and reduced weight restrictions, could result in downward pressure on freight rates, which in turn could have a material adverse effect on the Company’s consolidated financial statements.
A central part of KCSM’s growth strategy is based upon the conversion of truck traffic to rail. There can be no assurance the Company will succeed in its efforts to convert traffic from truck to rail transport or that the customers already converted will be retained. If the railroad industry in general is unable to preserve its competitive advantages vis-à-vis the trucking industry, projected revenue growth could be adversely affected. Additionally, revenue growth could be affected by, among other factors, an expansion in the availability, or an improvement in the quality, of the trucking services offered by Mexican carriers resulting from regulatory and administrative interpretations and implementation of certain provisions of NAFTA and KCSM’s inability to grow its existing customer base and capture additional cargo transport market share because of competition from the shipping industry and other railroads.
KCSM’s business strategy, operations and growth rely significantly on agreements with other railroads and third parties.
Operation of KCSM’s rail network and its plans for growth and expansion rely significantly on agreements with other railroads and third parties, including joint ventures and other strategic alliances, as well as interchange, trackage rights, haulage rights and marketing agreements with other railroads and third parties that enable KCSM to exchange traffic and utilize trackage the Company does not own. KCSM’s ability to provide comprehensive rail service to its customers depends in large part upon its ability to maintain these agreements with other railroads and third parties. The termination of, or the failure to renew, these agreements could adversely affect KCSM’s consolidated financial statements. KCSM is also dependent in part upon the financial strength and efficient performance of other railroads. There can be no assurance that KCSM will not be materially adversely affected by operational or financial difficulties of other railroads.
KCSM’s operations are subject to certain trackage rights, haulage rights and interline service agreements with another Mexican rail carrier, some of which are in dispute.
Through KCSM’s Concession from the Mexican government, KCSM is required to grant short and long distance trackage rights to Ferromex. Applicable law stipulates that Ferromex similarly is required to grant to KCSM rights to use portions of their tracks. These trackage rights have been granted under the Concession. The rates to be charged for use of the Trackage Rights after January 1, 2009, were agreed to by KCSM and Ferromex pursuant to the Trackage Rights Agreement, dated February 9, 2010. The Trackage Rights Agreement did not establish rates that may be charged for the right to use the trackage rights for the periods beginning in 1998 through December 31, 2008.
If KCSM cannot reach an agreement with Ferromex for rates applicable for services prior to January 1, 2009, which are not subject to the Trackage Rights Agreement, the SCT is entitled to set the rates in accordance with Mexican law and regulations, which rates may not adequately compensate the Company. KCSM is currently involved in legal proceedings with the SCT and discussions with Ferromex regarding the rates payable to each other for trackage rights, interline services and haulage rights for periods prior to January 1, 2009. Certain of these disputes continue under litigation. Any resolution of such procedures adverse to KCSM could have a material adverse effect on its consolidated financial statements in a particular quarter or fiscal year.
KCSM depends on the stability, availability and security of its information technology systems to operate its business.
KCSM relies on information technology in all aspects of its business. A significant disruption or failure of its information technology systems, including its computer hardware, software and communications equipment, could result in service interruptions, safety failures, security failures, regulatory compliance failures or other operational difficulties.
The security risks associated with information technology systems have increased in recent years because of the increased sophistication and activities of perpetrators of cyber attacks. A failure in or breach of KCSM’s information technology security systems, or those of its third party service providers, as a result of cyber attacks or unauthorized access to its network could disrupt KCSM’s business, result in the disclosure or misuse of confidential or proprietary information, increase its costs and/or cause losses. KCSM also confronts the risk that a terrorist or other third parties may seek to use its property, including KCSM’s information technology systems, to inflict major harm.

KCSM continually takes steps to make appropriate enhancements to its information technology systems; however, KCSM’s systems may be vulnerable to disruption, failure or unauthorized access which could have a material adverse effect on KCSM’s consolidated financial statements.
KCSM’s business may be adversely affected by changes in general economic, weather and other conditions.
KCSM’s operations may be adversely affected by changes in the economic conditions of the industries and geographic areas that produce and consume the freight that KCSM transports. The relative strength or weakness of the United States and Mexican economies affects the businesses served by KCSM. Prolonged negative changes in domestic and global economic conditions or disruptions of either or both of the financial and credit markets, including the availability of short and long-term debt financing, may affect KCSM, as well as the producers and consumers of the commodities that KCSM transports and may have a material adverse effect on KCSM’s consolidated financial statements.
The transportation industry is highly cyclical, generally tracking the cycles of the world economy. Although transportation markets are affected by general economic conditions, there are numerous specific factors within each particular market that may influence operating results. Some of KCSM’s customers do business in industries that are highly cyclical, including the oil and gas, automotive, housing and agriculture industries. Any downturn in these industries could have a material adverse effect on operating results. Also, some of the products transported have had a historical pattern of price cyclicality which has typically been influenced by the general economic environment and by industry capacity and demand. For example, global steel and petrochemical prices have decreased in the past and reduced demand for automotive vehicles and related shipments may result in decreased prices. KCSM cannot assure that prices and demand for these products will not decline in the future, adversely affecting those industries and, in turn, the Company’s consolidated financial statements.

Traffic congestion experienced in the U.S. or Mexican railroad system may result in overall traffic congestion which would impact the ability to move traffic to and from Mexico and adversely affect KCSM’s operations. This system congestion may also result in certain equipment shortages. Any similar congestion experienced by railroads in Mexico could have an adverse effect on the Company’s consolidated financial statements. In addition, the growth of cross border traffic in recent years has contributed to congestion on the international bridge at the Nuevo Laredo-Laredo border gateway, which is expected to continue in the near future. This may adversely affect KCSM’s consolidated financial statements.
KCSM’s operations may also be affected by natural disasters or adverse weather conditions. The Company operates in and along the Gulf of Mexico, and its facilities may be adversely affected by hurricanes, floods and other extreme weather conditions that could also adversely affect KCSM’s shipping, agricultural, chemical and other customers. Significant reductions in the volume of rail shipments due to economic, weather, or other conditions could have a material adverse effect on KCSM’s consolidated financial statements.
KCSM’s business may be affected by market and regulatory responses to climate change.
KCSM’s operations may be adversely affected by restrictions, caps, taxes, or other controls on emissions of greenhouse gases, including diesel exhaust. Restrictions on emissions could also affect KCSM’s customers that use commodities that KCSM transports to produce energy, use significant amounts of energy in producing or delivering the commodities KCSM transports, or manufacture or produce goods that consume significant amounts of energy or burn fossil fuels, including coal-fired power plants, chemical producers, farmers and food producers, and automakers and other manufacturers. Significant cost increases, government regulation, or changes of consumer preferences for goods or services relating to alternative sources of energy or emissions reductions could materially affect the markets for the commodities KCSM transports, which in turn could have a material adverse effect on KCSM’s consolidated financial statements. Government incentives encouraging the use of alternative sources of energy could also affect certain customers and their respective markets for certain commodities KCSM transports in an unpredictable manner that could alter traffic patterns, including, for example, the impacts of ethanol incentives on farming and ethanol producers. Any of these factors, individually or in conjunction with one or more of the other factors, or other unforeseen impacts of climate change could have a material adverse effect on KCSM’s consolidated financial statements.
KCSM is exposed to the credit risk of its customers and counterparties, and their failure to meet their financial obligations could adversely affect KCSM’s consolidated financial statements.
KCSM’s business is subject to credit risk including the risk that a customer or counterparty will fail to meet its obligations when due. Customers and counterparties that owe the Company money may default on their obligations to the Company due to bankruptcy, lack of liquidity, operational failure or other reasons. Although the Company has procedures for reviewing its receivables and credit exposures to specific customers and counterparties to address present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. Some of the Company’s risk management methods depend upon the evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by the Company. That information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. In addition, concerns about, or a default by, one customer or counterparty could lead to significant liquidity problems, losses or defaults by other customers or counterparties, which in turn could adversely affect the Company. The Company may be materially and adversely affected in the event of a significant default by its customers and counterparties.
KCSM’s business is subject to regulation by international, federal, state and local regulatory agencies, including environmental, health, safety laws and regulations and tax that could require KCSM to incur material costs or liabilities.
In the operation of a railroad, it is possible that derailments or other accidents may occur that could cause harm to the environment or to human life or health. As a result, KCSM may incur costs in the future, which may be material, to address any such harm, including costs relating to the performance of clean-ups, natural resources damages and compensatory or punitive damages for harm to property or individuals.
KCSM’s operations are subject to Mexican federal and state laws and regulations relating to the protection of the environment, including standards for, among other things, water discharge, water supply, emissions, noise pollution, hazardous substances and transportation and handling of hazardous and solid waste. Under applicable Mexican law and regulations, administrative and criminal proceedings may be brought and economic sanctions imposed against companies that violate environmental laws and non-complying facilities may be temporarily or permanently closed. KCSM is also subject to the laws of various jurisdictions and international conferences with respect to the discharge of materials into the environment and to environmental laws and regulations issued by the governments of each of the Mexican states in which KCSM’s facilities are located. The terms of KCSM’s Concession from the Mexican government also impose environmental compliance obligations on KCSM. The Company cannot predict the effect, if any, that unidentified environmental matters or the adoption of additional or more stringent environmental laws and regulations would have on KCSM’s consolidated financial statements. Failure to comply with any environmental laws or regulations may result in the termination of KCSM’s Concession or in fines or penalties that may affect profitability.
KCSM is subject to income taxes as well as non-income based taxes in Mexico. Changes in tax rates, enactment of new tax laws, and revisions of tax regulations could have a material adverse effect on the Company’s consolidated financial statements. Although KCSM believes its tax estimates are reasonable, the final determination of tax audits, claims or litigation could differ from what is reflected in KCSM’s income tax provisions and accruals.
KCSM, as a common carrier by rail, is required by Mexican law to transport hazardous materials, which could expose KCSM to significant costs and claims.
Under applicable Mexican laws, KCSM’s common carrier responsibility requires it to transport hazardous materials. Any rail accident or other incident or accident on KCSM’s network, facilities, or at the facilities of KCSM’s customers involving the release of hazardous materials, including toxic inhalation hazard (or TIH) materials, could involve significant costs and claims for personal injury, property damage, and environmental penalties and remediation, which could have a material adverse effect on KCSM’s consolidated financial statements.
KCSM’s business is vulnerable to rising fuel costs and disruptions in fuel supplies. Any significant increase in the cost of fuel that is not adequately covered by fuel surcharges, or severe disruption of fuel supplies, would have a material adverse effect on KCSM’s consolidated financial statements.
KCSM incurs substantial fuel costs in its railroad operations and these costs represent a significant portion of its transportation expenses. Significant price increases for fuel may have a material adverse effect on KCSM’s operating results. If KCSM is unable to recapture its costs of fuel from its customers, operating results could be materially adversely affected. In addition, a severe disruption of fuel supplies resulting from supply shortages, political unrest, a disruption of oil imports, weather events, war or otherwise, and the resulting impact on fuel prices could materially adversely affect KCSM’s consolidated financial statements.
KCSM currently meets, and expects to continue to meet, fuel requirements for its operations almost exclusively through purchases at market prices from PEMEX Refinación (“PEMEX”), the national oil company of Mexico, a government-owned entity exclusively responsible for the distribution and sale of diesel fuel in Mexico. KCSM is party to a fuel supply contract with PEMEX of indefinite duration based on market prices. Either party may terminate the contract upon 30 days written notice to the other at any time. If the fuel contract is terminated and KCSM is unable to acquire diesel fuel from alternate sources on acceptable terms, its operations could be materially adversely affected.
Market fluctuations could adversely impact KCSM’s operating results as it hedges certain transactions.
From time to time, KCSM may use various financial instruments to reduce its exposure to various market risks, including interest rates, foreign currency, fuel and commodity prices. While these financial instruments reduce the Company’s exposure to changes in market risks, the use of such instruments may ultimately limit the Company’s ability to benefit from favorable changes in underlying rates or prices due to amounts fixed at the time of entering into the hedge agreement.
A majority of KCSM’s employees belong to a labor union. Strikes or work stoppages could adversely affect operations.
The Company is a party to a collective bargaining agreement with a labor union in Mexico. As of December 31, 2011, approximately 80% of KCSM’s employees were covered by a labor contract subject to collective bargaining. The Company may be subject to, among other things, strikes, work stoppages or work slowdowns as a result of disputes under this collective bargaining agreement and labor contract or KCSM’s potential inability to negotiate an acceptable contract with this union. If the unionized workers in Mexico were to engage in a strike, work stoppage or other slowdown; if other employees were to become unionized; or if the terms and conditions in future labor agreements were renegotiated, KCSM could experience a significant disruption of its operations and higher ongoing labor costs which could have a material adverse effect on its consolidated financial statements.
KCSM faces possible catastrophic loss and liability, and its insurance may not be sufficient to cover its damages or damages to others.
The operation of any railroad carries with it an inherent risk of catastrophe, mechanical failure, collision and property loss. In the course of KCSM’s operations, spills or other environmental mishaps, cargo loss or damage, business interruption due to political developments, as well as labor disputes, strikes and adverse weather conditions, could result in a loss of revenues or increased liabilities and costs. Collisions, environmental mishaps or other accidents can cause serious bodily injury, death and extensive property damage, particularly when such accidents occur in heavily populated areas. Additionally, KCSM’s operations may be affected from time to time by natural disasters such as earthquakes, volcanoes, floods, hurricanes or other storms. The occurrence of a major natural disaster, especially in the Mexico City area, which is the site of Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”) and significant portions of KCSM’s customer base, could have a material adverse effect on KCSM’s consolidated financial statements. The Company maintains insurance that is consistent with industry practice and in compliance with the requirements of its Concession against the accident-related risks involved in the conduct of its business, property damage and business interruption due to natural disasters. However, this insurance is subject to a number of limitations on coverage, depending on the nature of the risk insured against. This insurance may not be sufficient to cover KCSM’s damages or damages to others, and this insurance may not continue to be available at commercially reasonable rates. In addition, KCSM is subject to the risk that one or more of its insurers may become insolvent and would be unable to pay a claim that may be made in the future. Even with insurance, if any catastrophic interruption of service occurs, KCSM may not be able to restore service without a significant interruption to operations, which could have an adverse effect on KCSM’s consolidated financial statements.
KCSM’s business may be affected by future acts of terrorism, war or other acts of violence or crime.
Terrorist attacks, such as an attack on the Company’s chemical transportation activities, any government response thereto and war or risk of war may adversely affect KCSM’s consolidated financial statements. These acts may also impact the Company’s ability to raise capital or its future business opportunities. KCSM’s rail lines and facilities could be direct targets or indirect casualties of acts of terror, which could cause significant business interruption and damage to KCSM’s property. In recent years, there have been reported incidents of train-related robberies in Mexico, including incidents involving KCSM’s trains and infrastructure. Other acts of violence or crime could also adversely affect the Company’s business.
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
The Mexican government has exercised, and continues to exercise, significant influence over the Mexican economy. Accordingly, Mexican governmental actions concerning the economy and state-owned enterprises could have a significant impact on Mexican private sector entities in general and on KCSM’s operations in particular. KCSM cannot predict the impact that the political landscape, including multiparty rule, will have on the Mexican economy. Furthermore, KCSM’s consolidated financial statements and prospects may be affected by currency fluctuations, inflation, interest rates, regulation, taxation and other political, social and economic developments in or affecting Mexico.
The Mexican economy in the past has suffered balance of payment deficits and shortages in foreign exchange reserves. Although Mexico has imposed foreign exchange controls in the past, there are currently no exchange controls in Mexico. Pursuant to the provisions of NAFTA, if Mexico experiences serious balance of payment difficulties or the threat of such difficulties in the future, Mexico would have the right to impose foreign exchange controls on investments made in Mexico, including those made by United States and Canadian investors. Any restrictive exchange control policy could adversely affect KCSM’s ability to obtain dollars or to convert pesos into dollars for purposes of making interest and principal payments due on indebtedness, to the extent KCSM may have to effect those conversions. This could have a material adverse effect on KCSM’s consolidated financial statements.
Presidential and federal congress elections in Mexico will be held in July 2012. The electoral process could lead to further friction among political parties and the executive branch officers, which could potentially cause political and economic tension. Additionally, once the President and representatives are elected, changes in laws, public policies and government programs could be enacted, which could have an adverse effect on KCSM’s consolidated financial statements.
Mexican national politicians are currently focused on the 2012 elections as well as certain regional political and social tensions, and reforms regarding fiscal and labor policies, gas, electricity, social security and oil have not been and may not be approved. The social and political situation in Mexico could adversely affect the Mexican economy, which in turn could have a material adverse effect on KCSM’s consolidated financial statements.

Downturns in the United States economy or in trade between Mexico and the United States or Asia and fluctuations in the peso-dollar exchange rates would likely have adverse effects on KCSM’s consolidated financial statements.
The level and timing of KCSM’s activity is heavily dependent upon the level of Mexican-United States trade and the effects of NAFTA on such trade. KCSM’s operations depend on Mexican and United States markets for the products KCSM transports, the relative position of Mexico and the United States in these markets at any given time, and tariffs or other barriers to trade. Downturns in the Mexican or United States economies or in trade between Mexico and the United States would likely have adverse effects on KCSM’s consolidated financial statements and its ability to meet debt service obligations. In addition, KCSM has invested significant amounts in developing its intermodal operations, including the Port of Lazaro Cardenas, in part to provide Asian importers with an alternative to the west coast ports of the United States, and the level of intermodal traffic depends, to an extent, on the volume of Asian shipments routed through Lazaro Cardenas. Reduction in trading volumes, which may be caused by factors beyond KCSM’s control, including increased government regulations in light of recent concerns regarding the safety and quality of Asian-manufactured products, may adversely affect KCSM’s consolidated financial statements.
Also, fluctuations in the peso-dollar exchange rates could lead to shifts in the types and volumes of Mexican imports and exports. Although a decrease in the level of exports of some of the commodities that KCSM transports to the United States may be offset by a subsequent increase in imports of other commodities KCSM hauls into Mexico and vice versa, any offsetting increase might not occur on a timely basis, if at all. Future developments in Mexican-United States trade beyond KCSM’s control may result in a reduction of freight volumes or in an unfavorable shift in the mix of products and commodities KCSM carries.
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
Fluctuations in the peso-dollar exchange rates also have an effect on KCSM’s consolidated financial statements. A devaluation of the peso would cause reported peso-denominated revenues and expenses to decrease, and would increase reported foreign exchange loss due to the Company’s net monetary assets that are peso-denominated. Exchange rate variations also affect the calculation of taxes under Mexican income tax law, and an appreciation of the peso would cause an increase in the Company’s reported income tax provision and effective income tax rate.
Mexico may experience high levels of inflation in the future which could adversely affect KCSM’s consolidated financial statements.
Mexico has a history of high levels of inflation and may experience high inflation in the future. During most of the 1980s and during the mid and late 1990s, Mexico experienced periods of high levels of inflation. The annual rates of inflation for the last three years, as measured by changes in the National Consumer Price Index, as provided by Banco de México, were 3.8% in 2011, 4.4% in 2010 and 3.6% in 2009. A substantial increase in the Mexican inflation rate would have the effect of increasing some of KCSM’s costs, which could adversely affect its consolidated financial statements. High levels of inflation may also affect the balance of trade between Mexico and the United States, and other countries, which could adversely affect KCSM’s consolidated financial statements.
Risks Related to Ongoing Litigation
KCSM is party to various legal proceedings and administrative actions arising in the ordinary course of business including those specifically mentioned below:

KCSM is involved in several disputes with the SCT, which if adversely resolved could have a negative impact on its consolidated financial statements.
On July 23, 2008, the SCT delivered notice to KCSM of proceedings against KCSM, claiming, among other things, that KCSM refused to grant Ferromex access to certain trackage over which Ferromex alleges it has trackage rights on six different occasions and thus denied Ferromex the ability to provide service to a Mexican subsidiary of a large U.S. auto manufacturer at this location. On August 13, 2008, KCSM filed a response to the SCT. On July 15, 2010, the SCT resolved to consolidate these six sanctioning proceedings into a single proceeding, determining that the actions that motivated the underlying claims constitute a single occasion. On August 19, 2010, Ferromex filed an appeal, and on December 28, 2011, it was dismissed by the Federal Court of Appeals.
KCSM believes it has defenses to the imposition of a sanction for the foregoing proceeding and is vigorously contesting these allegations. KCSM does not believe that the SCT proceeding will have a material adverse effect on its consolidated financial statements. However, if KCSM is ultimately sanctioned by the SCT for “generic” sanctions on five occasions over the term of the Concession, KCSM could be subject to possible future SCT action seeking revocation of the Concession. Revocation of the Concession would materially adversely affect KCSM’s consolidated financial statements.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
KCSM’s headquarters, which the Company leases, are located at Montes Urales 625, Col. Lomas de Chapultepec, C.P. 11000 Mexico, D.F., Mexico. KCSM also has offices, that are part of the Concession, and they are located at Av. Manuel L. Barragan 4850 Norte, Colonia Hidalgo, C.P. 64420, Monterrey Nuevo Leon, Mexico.
Track Configuration
Under its Concession from the Mexican government, KCSM has the right to operate approximately 3,100 route miles but does not own the land, roadway or associated structures, and additionally has approximately 700 miles of trackage rights. The Concession requires KCSM to make investments as described in a business plan filed every five years with the Mexican government. See Item 1A, “Risk Factors — KCSM’s Concession is subject to revocation or termination in certain circumstances which would prevent KCSM from operating its railroad and would have a material adverse effect on its consolidated financial statements.”
Equipment Configuration
As of December 31, 2011 and 2010, KCSM leased and owned the following units of equipment:

	2011		2010
	Leased	Owned	Leased	Owned
Locomotives	30	338	105	267
Rolling Stock:
Gondolas	2,458	1,201	2,238	1,506
Auto racks	1,671	—	1,541	—
Hoppers	1,418	328	1,503	328
Box cars	1,275	178	1,293	178
Tank cars	659	—	681	—
Flat cars (intermodal and other)	88	436	108	438
Total	7,569	2,143	7,364	2,450

Average Age (in Years) of Leased and Owned Locomotives:	2011	2010
Road locomotives	14.0	12.9
All locomotives	18.9	17.9

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
Capital Expenditures
The Company’s cash capital expenditures for the two years ended December 31, 2011 and 2010, and planned 2012 capital expenditures are included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures”. See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Capitalization, Depreciation and Amortization of Property and Equipment, including Concession Assets” regarding the Company’s policies and guidelines related to capital expenditures.

Item 3.	Legal Proceedings
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. For more information on legal proceedings, see Item 1A, “Risk Factors — Risks Related to Ongoing Litigation” and Item 8, “Financial Statements and Supplementary Data — Note 12 Commitments and Contingencies.”

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
The following is a discussion of KCSM’s results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the relevant periods and is based on KCSM’s consolidated financial statements included under Item 8 of this Form 10-K. This discussion should be read in conjunction with the included consolidated financial statements, the related notes, and other information included in this report.
CAUTIONARY INFORMATION
The discussions set forth in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, executive presentations and in other filings with the Securities and Exchange Commission. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. These statements involve a number of risks and uncertainties. Actual results could materially differ from those anticipated by such forward-looking statements. Such differences could be caused by a number of factors or combination of factors including, but not limited to, those discussed under Item 1A of this Form 10-K, “Risk Factors.” Readers are strongly encouraged to consider these factors when evaluating any forward-looking statements concerning the Company.
EXECUTIVE SUMMARY
2011 Financial Overview
In 2011, KCSM recognized record-high volumes and revenues. As revenues grew in all of the business units during the year, the Company’s continued focus on operating expense control resulted in operating expenses as a percentage of revenues of 66.2%, the lowest annual percentage ever reported by the Company.

Revenues in 2011 increased 18% over 2010, driven primarily by an increase in carload/unit volumes, positive pricing impacts and increased fuel surcharge. Operating expenses increased 10% compared to the same period in 2010 due primarily to higher volumes, increases in compensation and benefit rates and higher fuel prices. These increases in operating expenses were partially offset by the $14.8 million pre-tax gain on insurance recoveries recognized within operating expenses as a result of the settlement of the Hurricane Alex insurance claim in 2011.

Operating expenses as a percentage of revenues declined to 66.2% for 2011, as compared to 70.9% for 2010. If the gain on insurance recoveries was excluded from the financial results for 2011, operating expenses as a percentage of revenues would have been 160 basis points higher. Additionally, the Company estimates that if the financial results for 2010 were adjusted for the effects of Hurricane Alex, operating expenses as a percentage of revenue would have been approximately 130 basis points lower.
KCSM’s revenues and operating expenses are affected by fluctuations in the value of the Mexican peso against the value of the U.S. dollar. Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations generally offset, with insignificant net impacts to operating income.
The Company reported consolidated net income of $173.9 million for the year ended December 31, 2011, compared to $63.8 million for 2010. This net income increase includes the impact of Hurricane Alex on the Company’s operations in 2010, and the settlements of related insurance claims in 2011.
During 2011, cash generated from operations funded capital spending of $147.4 million. During the past two years, KCSM has consistently focused on opportunities to refinance or repay outstanding debt.  These efforts reduced interest expense for the year ended December 31, 2011, by $17.6 million compared to the prior year. Additionally during 2011, the Company further strengthened its financial position by amending its revolver facility, which resulted in a $100.0 million increase in revolver capacity and extended its maturity.
RESULTS OF OPERATIONS
Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
The following summarizes KCSM’s consolidated income statement components (in millions):

	2011	2010	Change Dollars
Revenues	$938.4	$794.7	$143.7
Operating expenses	621.2	563.1	58.1
Operating income	317.2	231.6	85.6
Equity in net earnings of unconsolidated affiliates	2.8	6.6	(3.8)
Interest expense	(80.2)	(97.8)	17.6
Debt retirement costs	(10.3)	(52.5)	42.2
Foreign exchange gain (loss)	(9.6)	4.9	(14.5)
Other income, net	2.6	2.3	0.3
Income before income taxes	222.5	95.1	127.4
Income tax expense	48.6	31.3	17.3
Net income	$173.9	$63.8	$110.1

Revenues
The following table summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Chemical and petroleum	$186.4	$168.0	11%	100.3	96.8	4%	$1,858	$1,736	7%
Industrial and consumer products	223.7	187.6	19%	162.6	150.6	8%	1,376	1,246	10%
Agriculture and minerals	207.1	201.8	3%	118.1	121.5	(3)%	1,754	1,661	6%
Total general commodities	617.2	557.4	11%	381.0	368.9	3%	1,620	1,511	7%
Coal	19.4	14.7	32%	19.6	18.2	8%	990	808	23%
Intermodal	154.8	115.4	34%	413.0	324.4	27%	375	356	5%
Automotive	127.7	91.3	40%	76.3	64.8	18%	1,674	1,409	19%
Carload revenues, carloads and units	919.1	778.8	18%	889.9	776.3	15%	$1,033	$1,003	3%
Other revenue	19.3	15.9	21%
Total revenues (i)	$938.4	$794.7	18%
(i) Included in revenues:
Fuel surcharge	$118.8	$81.9
Freight revenues include both revenue for transportation services and fuel surcharges. For the year ended December 31, 2011, revenues increased $143.7 million compared to 2010, primarily due to the overall increase in carload/unit volumes, positive pricing impacts and increased fuel surcharge. Revenues and volumes in the third quarter of 2010 were affected by Hurricane Alex as customers were required to use alternative carriers or modes of transportation until services were restored. The effect of fluctuations in the value of the Mexican peso against the value of the U.S. dollar was not significant.
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

The following discussion provides an analysis of revenues by commodity group:
Revenues by commodity group
for 2011
________________________________________

Chemical and petroleum. Revenues increased $18.4 million for the year ended December 31, 2011, compared to 2010, primarily due to increases in pricing, volume and fuel surcharge. Chemicals revenues increased due to the improving manufacturing environment in Mexico. Plastics revenues increased due to increased length of haul cross border. Additionally, revenues in the third quarter of 2010 were significantly affected by Hurricane Alex.

Industrial and consumer products. Revenues increased $36.1 million for the year ended December 31, 2011, compared to 2010, primarily due to increases in volume and pricing. Metals and scrap business growth was primarily due to increased demand for slab and steel coil driven by continuing growth in the automotive industry and appliance manufacturing. Revenue growth was driven by new business and conversion of truck traffic to rail. Additionally, revenues in the third quarter of 2010 were significantly affected by Hurricane Alex.

Agriculture and mineral. Revenues increased $5.3 million for the year ended December 31, 2011, compared to 2010, primarily due to increases in fuel surcharge and pricing. These increases were partially offset by a decrease in grain volume and average length of haul in the first quarter of 2011 as traffic patterns shifted due to a decline in cross border traffic into Mexico as availability of crops from a strong Mexico harvest was sufficient to meet the local demand.

Stone, Clay, & Glass 3%
Ores & Minerals 8%
Food Products 34%
Grain 55%

Coal. Revenues increased $4.7 million for the year ended December 31, 2011, compared to 2010, primarily due to increases in pricing, volume and fuel surcharge related to new petroleum coke business.
Intermodal. Revenues increased $39.4 million for the year ended December 31, 2011, compared to 2010, primarily due to increases in volume. Growth was driven by increased domestic and cross border business, conversion of truck traffic to rail and South American/trans-Pacific container volume.
Automotive. Revenues increased $36.4 million for the year ended December 31, 2011, compared to 2010, primarily due to increases in volume and pricing. The volume increase was driven by strong year over year growth in North American automobile sales for Original Equipment Manufacturers, new cross border vehicle routings, increased import/export volume through the Port of Lazaro Cardenas and the shipment of new automobile models.

Operating Expenses
 Operating expenses, as shown below (in millions), increased $58.1 million for the year ended December 31, 2011, when compared to 2010, primarily due to higher volumes, increases in compensation and benefit rates and fuel prices. These increases were partially offset by the gain on insurance recoveries related to Hurricane Alex recognized in the third quarter of 2011. The effect of fluctuations in the value of the Mexican peso against the value of the U.S. dollar was not significant.

	2011	2010	Change
			Dollars	Percent
Compensation and benefits	$128.8	$90.1	$38.7	43%
Purchased services	131.6	126.7	4.9	4%
Fuel	150.6	119.2	31.4	26%
Equipment costs	83.2	78.1	5.1	7%
Depreciation and amortization	86.8	94.0	(7.2)	(8)%
Materials and other	55.0	55.0	—	—%
Gain on insurance recoveries related to hurricane damage	(14.8)	—	(14.8)	(100)%
Total operating expenses	$621.2	$563.1	$58.1	10%
Compensation and benefits. Compensation and benefits increased $38.7 million for the year ended December 31, 2011, compared to 2010, primarily due to increases in statutory profit sharing expense, carload/unit volumes and annual salary and benefit rate increases. In addition, in the third quarter of 2010, the Company recorded a decrease of $6.2 million in post-employment benefit obligations as a result of the completion of negotiations with the labor union.
Purchased services. Purchased services expense increased $4.9 million for the year ended December 31, 2011, compared to 2010, due to increases in volume-sensitive costs, primarily locomotive maintenance expense, security and terminal services. These increases were partially offset by the higher net joint facility income in the second half of 2011 as a result of non-recurring usage of certain trackage rights and a decrease in corporate expense.
Fuel. Fuel expense increased $31.4 million for the year ended December 31, 2011, compared to 2010. The increase was driven by higher diesel fuel prices as the average fuel price per gallon increased by approximately 15% and higher consumption due to an increase in carloads/unit volumes.
Equipment costs. Equipment costs increased $5.1 million for the year ended December 31, 2011, compared to 2010, primarily due to the increase in the use of other railroads’ freight cars due to increased traffic volumes. This increase was partially offset by lower locomotive lease expense primarily due to the acquisition of 75 locomotives during the third quarter of 2011, which were previously leased by the Company under an operating lease agreement.
Depreciation and amortization. Depreciation and amortization expense decreased $7.2 million for the year ended December 31, 2011, compared to 2010, primarily due to a change in the estimate related to certain locomotive depreciation rates based on reassessment of the adequacy of the accumulated depreciation provisions, which was effective October 1, 2010. This decrease was partially offset by higher depreciation expense due to a larger asset base.
Materials and other. Materials and other expense was flat for the year ended December 31, 2011, compared to 2010. The Company expects materials and other expense to increase by approximately $4.0 million for the year ending December 31, 2012, due to an increase in the concession duty rate. KCSM currently pays concession duty expense of 0.5% of gross revenues, and beginning on June 24, 2012, KCSM will pay 1.25% of gross revenues for the remaining years of Concession.
Gain on insurance recoveries related to hurricane damage. In the third quarter of 2011, the Company settled its insurance claims related to Hurricane Alex and recognized a $14.8 million gain on insurance recoveries which primarily represents the recovery of lost profits and the replacement value of property in excess of its carrying value, net of the self-insured retentions.
Non-Operating Expenses
Equity in net earnings of unconsolidated affiliates. Equity in earnings from unconsolidated affiliates was $2.8 million and $6.6 million for the years ended December 31, 2011 and 2010, respectively. Significant components of this change were as follows:

•	KCSM’s equity in earnings of FTVM decreased $0.4 million for the year ended December 31, 2011, compared to 2010, primarily due to higher operating expenses.

•
KCSM’s equity in earnings of Mexrail, Inc. (“Mexrail”) was zero for the year ended December 31, 2011 and $3.4 million for the year ended December 31, 2010. On June 30, 2010, KCSM sold its 49% ownership interest in Mexrail to Kansas City Southern (“KCS”).

Interest expense. Interest expense decreased $17.6 million for the year ended December 31, 2011, compared to 2010, primarily due to lower average debt balances and interest rates. For the years ended December 31, 2011 and 2010, the average debt balance was $973.8 million and $1,017.9 million, respectively.
Debt retirement costs. Debt retirement costs were $10.3 million and $52.5 million for the years ended December 31, 2011 and 2010, respectively. During 2011, KCSM purchased and redeemed the remaining $32.4 million principal amount of its 7 5/8%  senior notes due December 1, 2013 (the “7 5/8% Senior Notes”) and all of the outstanding $165.0 million aggregate principal amount of its 7 3/8% senior notes due June 1, 2014 (the “7 3/8% Senior Notes”). KCSM recognized associated debt retirement costs of $10.3 million related to the call and tender premiums and the write-off of unamortized debt issuance costs. On December 20, 2010, KCSM purchased $142.6 million principal amount of the 7 5/8% Senior Notes and $31.9 million principal amount of the 12  1/2% senior notes due April 2016 (the “12  1/2% Senior Notes”) and recognized debt retirement costs of $19.0 million related to the tender premiums, the write-off of unamortized debt issuance costs and original issue discount. On September 30, 2010, KCSM purchased the remaining $63.7 million principal amount of the 9  3/8% senior notes due 2012 (the “9 3/8% Senior Notes”) and recognized debt retirement costs of $1.9 million related to the call premium and the write-off of unamortized debt issuance costs. On June 4, 2010, KCSM redeemed $100.0 million and $70.0 million aggregate principal amount of the 9  3/8% Senior Notes and 12  1/2% Senior Notes, respectively. KCSM recorded a total debt retirement costs of $16.7 million related to the call premium, discount amortization and unamortized debt issuance costs. In the first quarter of 2010, KCSM purchased $296.3 million of the 9  3/8% Senior Notes. KCSM recorded debt retirement costs of $14.9 million related to the tender premium and the write-off of unamortized debt issuance costs.
Foreign exchange. Fluctuations in the value of the Mexican peso against the value of the U.S. dollar for the years ended December 31, 2011 and 2010, resulted in a foreign exchange loss of $9.6 million and a foreign exchange gain of $4.9 million, respectively.
Other income, net. Other income, net increased $0.3 million for the year ended December 31, 2011, compared to 2010. This increase was primarily attributable to miscellaneous income, partially offset by a gain on the sale of Mexrail recognized in the second quarter of 2010.
Income tax expense.  Income tax expense increased $17.3 million for the year ended December 31, 2011, compared to 2010, due to higher pre-tax income, partially offset by foreign exchange rate fluctuations. The effective income tax rate was 21.8% for the year ended December 31, 2011, compared to 32.9% for 2010. The effective income tax rate decreased primarily due to foreign exchange rate fluctuations, partially offset by the reduction of a deferred tax asset valuation allowance in 2010 and a tax benefit from the 2010 Mexrail sale.

LIQUIDITY AND CAPITAL RESOURCES
Overview
During 2011, the Company continued to improve its financial strength and flexibility by extending debt maturities, increasing liquidity and reducing interest payments. In 2011, the Company completed a $200.0 million debt refinancing transaction which extended debt maturity and reduced future interest expense. In addition, the Company improved liquidity by increasing the borrowing capacity under the revolving credit facility by $100.0 million and extending the maturity on this facility. On December 31, 2011, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was $215.7 million, compared to available liquidity at December 31, 2010, of $137.0 million.
In 2011, the Company declared capital distributions of $335.0 million to the Company’s shareholders of which $135.0 million was paid in cash and $200.0 million in unsecured notes payable. KCSM’s total debt as a percentage of total debt plus total equity was 47.9% at December 31, 2011 as compared to 38.3% at December 31, 2010.

KCSM’s primary uses of cash are to support operations; maintain and improve its railroad; pay debt service costs; acquire new and maintain existing locomotives, rolling stock and other equipment; and meet other obligations. KCSM’s cash flows from operations have historically been sufficient to fund operations, maintenance capital expenditures and debt service. External sources of cash (principally bank debt, public and private debt and leases) have historically been used to refinance existing indebtedness and to fund acquisitions, new investments and equipment additions. In 2011, the Company’s cash flows from operations were sufficient to fund capital expenditures and other investing activities.
The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt capital markets, and other available financing resources will be sufficient to fund anticipated operating, capital and debt service and other commitments in the foreseeable future.
KCSM’s primary sources of liquidity are cash flows generated from operations, borrowings under its revolving credit facility and access to debt capital markets. Although KCSM has had adequate access to the debt capital markets, as a non-investment grade company, the financial terms under which funding has been obtained contain restrictive covenants. The covenants constrain financial flexibility by restricting or prohibiting certain actions, including the ability to incur additional debt for any purpose other than refinancing existing debt, create or suffer to exist additional liens, make prepayments of particular debt, pay dividends on common stock, make investments, engage in transactions with stockholders and affiliates, sell certain assets, and engage in mergers and consolidations or in sale leaseback transactions. These restrictions, however, are subject to a number of qualifications and exceptions that provide the Company with varying levels of additional borrowing capacity. The Company was in compliance with all of its debt covenants as of December 31, 2011.
KCSM’s operating results and financing alternatives can be unexpectedly impacted by various factors, some of which are outside of its control. For example, if KCSM was to experience a reduction in revenues or a substantial increase in operating costs or other liabilities, its earnings could be significantly reduced, increasing the risk of non-compliance with debt covenants. Additionally, KCSM is subject to external factors impacting debt and capital markets and its ability to obtain financing under reasonable terms is subject to market conditions. Volatility in capital markets and the tightening of market liquidity could impact KCSM’s access to capital. Further, KCSM’s cost of debt can be impacted by independent rating agencies, which assign debt ratings based on certain factors including credit measurements such as interest coverage and leverage ratios, liquidity and competitive position.
S&P and Moody’s each rate the debt and corporate credit of KCSM as non-investment grade and provide their view of KCSM’s outlook. These ratings and outlooks change from time to time and can be found on the websites of S&P and Moody’s.
Cash Flow Information
The following table summarizes cash flow data for the years ended December 31, 2011 and 2010 (in millions):

	2011	2010
Cash flows provided by (used for):
Operating activities	$256.0	$171.7
Investing activities	(129.4)	(49.9)
Financing activities	(147.9)	(177.4)
Net decrease in cash and cash equivalents	(21.3)	(55.6)
Cash and cash equivalents beginning of year	37.0	92.6
Cash and cash equivalents end of year	$15.7	$37.0
During 2011, cash and cash equivalents decreased $21.3 million as increased cash flows from operating activities were used to fund net investing activities and pay cash capital distributions to the Company’s shareholders.
Operating Cash Flows. Net operating cash flows for 2011 increased $84.3 million to $256.0 million. The increase in operating cash flows was primarily a result of increased net income from higher carload/unit volumes, positive pricing impacts and the receipt of insurance proceeds related to hurricane damage.

Investing Cash Flows. Net investing cash outflows were $129.4 million and $49.9 million during 2011 and 2010, respectively. This $79.5 million increase was primarily due to an increase in capital expenditures, partially offset by insurance proceeds related to hurricane damage and the acquisition of an intermodal facility in 2010. In addition, in 2010, the Company received net proceeds from repayment of a loan to a related company and proceeds from the sale of KCSM’s 49% ownership interest in Mexrail. Insurance proceeds recognized in investing cash flows are related to proceeds from property damage. All other insurance proceeds related to hurricane damage are recognized in operating cash flows.
Financing Cash Flows. Financing cash inflows were generated from the issuance of long-term debt and proceeds from related company debt. Financing cash outflows were used for the repayment of debt and associated costs and cash capital distributions paid to the Company’s shareholders. Financing cash flows for 2011 and 2010 are discussed in more detail below:

•
Net financing cash outflows for 2011 were $147.9 million. During 2011, the Company repaid $214.8 million of outstanding debt and paid $135.0 million of capital distributions to the Company’s shareholders. During the year, the Company received net proceeds of $200.0 million from the issuance of the 6 1/8% Senior Notes and $17.5 million related to a borrowing from a wholly-owned subsidiary of KCS. Debt issue costs of $15.6 million were paid in connection with the 6 1/8% Senior Notes.

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

Capital Expenditures
KCSM has funded, and expects to continue to fund, capital expenditures with operating cash flows, debt financing and equipment leases.
The following table summarizes the capital expenditures by type for the years ended December 31, 2011 and 2010 (in millions):

	2011	2010
Locomotive acquisitions (i)	$103.8	$—
Roadway capital program	89.1	73.8
Information technology	6.3	5.6
Capacity	4.8	—
Equipment	3.9	5.6
Other	28.1	28.6
Total capital expenditures (accrual basis)	236.0	113.6
Locomotives financed under operating lease buyout (i)	(91.0)	—
Change in capital accruals	2.4	(12.6)
Total cash capital expenditures	$147.4	$101.0
(i) In 2011, KCSM entered into five loan agreements with General Electric Capital Corporation (“GE”) to finance approximately 88% of the purchase price of seventy-five locomotives. These locomotives were previously leased by KCSM under an operating lease.
Generally, the Company’s capital program consists of capital replacement. For 2012, internally generated cash flows are expected to fund cash capital expenditures, currently estimated at approximately $150.0 million.
KCSM’s minimum investments obligation
The Concession requires KCSM to make investments and undertake capital projects, including capital projects described in a business plan filed every five years with the SCT. The next five-year plan will be submitted in 2012 for the years 2013 — 2017. KCSM’s minimum investment obligations for the remaining year of the current business plan is $132.0 million for 2012.

Property Statistics
The following table summarizes certain property statistics as of December 31:

	2011	2010
Track miles of rail installed	53	30
Cross ties installed	287,444	319,527
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
Capitalization, Depreciation and Amortization of Property and Equipment (including Concession Assets)
Due to the highly capital intensive nature of the railroad industry, capitalization and depreciation of property and equipment are substantial components of Company’s consolidated financial statements. Net property and equipment, including concession assets, comprised approximately 83% of KCSM’s total assets as of December 31, 2011, and related depreciation and amortization comprised approximately 14% of total operating expenses for the year ended December 31, 2011.
KCSM’s annual capital expenditures are primarily for capital replacement programs which are generally constructed by employees. KCSM capitalizes costs for self-constructed additions and improvements to property including direct labor and material, indirect overhead costs, and interest during long-term construction projects. Direct costs are charged to capital projects based on the work performed and the material used. Indirect overhead costs are allocated to capital projects as a standard percentage, which is evaluated annually, and applied to direct labor and material costs. Asset removal activities are performed in conjunction with replacement activities; therefore, removal costs are estimated based on a standard percentage of direct labor and indirect overhead costs related to capital replacement projects. For purchased assets, all costs necessary to make the asset ready for its intended use are capitalized. Expenditures that significantly increase asset values or extend useful lives are capitalized. Repair and maintenance costs are expensed as incurred.
Properties and equipment are carried at cost and are depreciated primarily on the group method of depreciation, which the Company believes closely approximates a straight-line basis over the estimated useful lives measured in years. Costs incurred by the Company to acquire the concession rights and related assets, as well as subsequent improvements to the concession assets, are capitalized and amortized using the group method of depreciation over the lesser of the current expected Concession term, including probable renewal, or the estimated useful lives of the assets and rights. Remaining properties, primarily technology and leasehold improvements, are depreciated using the straight line method over the lesser of estimated useful or lease lives.
KCSM follows the group method of depreciation which applies a composite rate to classes of similar assets rather than to individual assets. Composite depreciation rates are based upon the Company’s estimates of the expected average useful lives of assets as well as expected net salvage value at the end of their useful lives. In developing these estimates, the Company utilizes periodic depreciation studies performed by an independent engineering firm. Depreciation rate studies are performed at least every three years for equipment and at least every six years for road property (rail, ties, ballast, etc.). The depreciation studies take into account factors such as:

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
Also under the group method of depreciation, the cost of railroad property and equipment (net of salvage or sales proceeds) retired or replaced in the normal course of business is charged to accumulated depreciation with no gain or loss recognized. The cost of the property and equipment retired is based on actual historical costs. Gains or losses on dispositions of land or non-group property and abnormal retirements of railroad property are recognized through income. A retirement of railroad property would be considered abnormal if the cause of the retirement is unusual in nature and its actual life is significantly shorter than what would be expected for that group based on the depreciation studies. An abnormal retirement could cause the Company to re-evaluate the estimated useful life of the impacted asset class. There were no significant gains or losses from abnormal retirements of property or equipment for any of the three years ended December 31, 2011.
During the year ended December 31, 2011, KCSM engaged an independent engineering firm to assist management in performing a depreciation study on its equipment and road property. The depreciation impacts of the study results were immaterial to 2011 consolidated financial results.
Effective as of October 1, 2010, the Company reduced depreciation rates on certain locomotive assets based on reassessment of the adequacy of the accumulated depreciation provisions. Depreciation expense on the asset base as of year-end 2011 was lower on an annual basis by $13.0 million as a result of the change in locomotive rates.
Effective as of October 1, 2009, KCSM extended its useful life estimates for its concession assets. At the time the Concession was granted, because there was no previous experience with the Mexican government granting railroad concessions to private companies and due to the lack of experience in working with the SCT and operating under the concession rights, the Company used the shorter of the estimated useful life of the underlying assets or the current Concession term, which ends in 2047, as the useful life estimate for concession assets. As part of the Company’s on-going assessment of useful lives of property, a determination was made in the fourth quarter of 2009 that it was probable that the Concession would be renewed for an additional 50-year term at the end of the current term. This determination and the ongoing evaluation of the useful lives of concession assets considers the aggregation of the following facts and circumstances:

•
KCSM operations are an integral part of the KCS operations strategy, and related investment analyses and operational decisions assume that the Company’s cross border rail business operates into perpetuity and do not assume that Mexico operations terminate at the end of the current Concession term;

•
The Company’s executive management is dedicated to ensuring compliance with the various provisions of the Concession agreement and to maintaining positive relationships with the SCT and other Mexican federal, state and municipal governmental authorities;

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
Based on the above factors, the Company continues to believe it is probable that the Concession will be renewed for an additional 50-year term beyond the current term. Accordingly, capital assets required to operate under the Concession are depreciated over the shorter of the asset group’s useful life or the current Concession term plus one additional 50-year term. Considering the asset base in service at the time of the 2009 reassessment, lengthening of the assumed Concession term reduced annual depreciation expense by approximately $10.4 million.
Estimation of the average useful lives of assets and net salvage values require significant management judgment. Estimated average useful lives may vary over time due to changes in physical use, technology, asset strategies and other factors that could have an impact on the retirement experience of the asset classes. Accordingly, changes in the assets’ estimated useful lives could materially impact future periods’ depreciation expense. Depreciation and amortization expense for the year ended December 31, 2011, was $86.8 million. If the weighted average useful lives of assets were changed by one year, annual depreciation and amortization expense would change approximately $2.9 million.

Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. Future cash flow estimates for an impairment review would be based on the lowest level of identifiable cash flows. During the year ended December 31, 2011, management did not identify any indicators of impairment.
Provision for Income Taxes
Deferred income taxes represent a net asset of the Company. For financial reporting purposes, management determines the current tax liability, as well as deferred tax assets and liabilities, in accordance with the liability method of accounting for income taxes. The provision for income taxes is the sum of income taxes both currently payable and deferred into the future. Currently payable income taxes represent the liability related to the income tax returns for the current year and anticipated tax payments resulting from income tax audits, while the net deferred tax expense or benefit represents the change in the balance of deferred tax assets or liabilities as reported on the balance sheet. The changes in deferred tax assets and liabilities are determined based upon the changes in differences between the carrying amount of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes as measured using the enacted tax rates that management estimates will be in effect when these differences reverse.
In addition to estimating the future tax rates applicable to the reversal of tax differences, management must make certain assumptions regarding whether tax differences are permanent or temporary. If the differences are temporary, management must estimate the timing of their reversal and whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets of the Company. The tax provision has additional complexities such as the impacts of exchange rate variations and inflation, both of which can have a significant impact on the calculations. Finally, the Company is required to pay the greater of income tax or the Entrepreneurial Tax of Unique Rate (referred to by its Spanish acronym, IETU or Flat Tax) annually. Accordingly, management believes that the estimates related to the provision for income taxes are critical to the Company’s results of operations.
The general principles and complexities of income tax accounting apply to the calculation of the statutorily required employee profit sharing expense, current liability and deferred liability. The employee profit sharing expense is recorded within compensation and benefits in the consolidated statements of income.
For the year ended December 31, 2011, income tax expense totaled $48.6 million. For every 1% change in the 2011 effective rate, income tax expense would have changed by approximately $2.2 million. If the exchange rate used at the end of 2011 increased by Ps.0.1 from Ps.14.0 per U.S. dollar to Ps.14.1 per U.S. dollar, the tax expense would have decreased by approximately $1.5 million. For an increase of 1% in the Mexican inflation rate, the tax expense would have increased by approximately $0.2 million.

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
Based upon the borrowing rates available to KCSM for indebtedness with similar terms and average maturities, the fair value of debt was approximately $1,297.1 million and $981.2 million at December 31, 2011 and 2010, respectively, compared with a carrying value of $1,219.5 million and $924.6 million at December 31, 2011 and 2010, respectively.
Commodity Price Sensitivity. KCSM periodically participates in diesel fuel purchase commitment and swap transactions. At December 31, 2011 and 2010, KCSM did not have any outstanding fuel swap agreements. The Company also holds fuel inventories for use in operations. These inventories are not material to KCSM’s overall financial position. Fuel costs are expected to reflect market conditions in 2012; however, fuel costs are unpredictable and subject to a variety of factors outside the Company’s control. Assuming annual consumption of 60 million gallons, a 10 cent change in the price per gallon of fuel would cause a $6.0 million change in operating expenses. KCSM is able to reduce the impact of increased fuel costs through fuel surcharge revenues from customers.
Foreign Exchange Sensitivity. KCSM uses the U.S. dollar as its functional currency, a portion of its revenues and expenses are denominated in Mexican pesos.  Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations generally offset, with insignificant net impacts to operating income.

The Company has exposure to fluctuations in the value of the Mexican peso against the U.S. dollar due to its net monetary assets that are denominated in Mexican pesos. For example, a hypothetical 10% increase in the Mexican peso to the U.S. dollar exchange rate on net peso denominated monetary assets of Ps.625.6 million at December 31, 2011, would result in a foreign exchange loss of approximately $4.1 million, and a 10% decrease in the exchange rate would result in a foreign exchange gain of approximately $5.0 million.
For income taxes paid in Mexican pesos, the revaluation of U.S. denominated amounts (primarily debt) into Mexican pesos is taxed currently under Mexican tax law.  If the exchange rate used at the end of 2011 increased from Ps.14.0 per U.S. dollar to Ps.14.1 per U.S. dollar, income tax expense for the year ended December 31, 2011 would have decreased by approximately $1.5 million.
Inflation risk. U.S. GAAP requires the use of historical cost, which does not reflect the effects of inflation on the replacement cost of property. Due to the capital intensive nature of the Company’s business, the replacement cost of its assets would be substantially greater than the amounts reported under the historical cost basis.

Item 8.	Financial Statements and Supplementary Data

Financial Statement Schedules:
All schedules are omitted because they are not applicable, are insignificant, or the required information is shown in the consolidated financial statements or notes thereto.

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
Under the supervision and participation of the Company’s President and Executive Representative and the Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (commonly referred to as the COSO framework). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011, based on the criteria outlined in the COSO framework.
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
We have audited the accompanying consolidated balance sheets of Kansas City Southern de México, S.A. de C.V. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kansas City Southern de México, S.A. de C.V. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Kansas City, Missouri
February 8, 2012

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31,

	2011	2010	2009
	(In millions)
Revenues	$938.4	$794.7	$616.0
Operating expenses:
Compensation and benefits	128.8	90.1	77.4
Purchased services	131.6	126.7	110.4
Fuel	150.6	119.2	86.9
Equipment costs	83.2	78.1	87.3
Depreciation and amortization	86.8	94.0	102.3
Materials and other	55.0	55.0	42.9
Gain on insurance recoveries related to hurricane damage	(14.8)	—	—
Total operating expenses	621.2	563.1	507.2
Operating income	317.2	231.6	108.8
Equity in net earnings of unconsolidated affiliates	2.8	6.6	2.9
Interest expense	(80.2)	(97.8)	(110.1)
Debt retirement costs	(10.3)	(52.5)	(0.6)
Foreign exchange gain (loss)	(9.6)	4.9	2.2
Other income, net	2.6	2.3	3.1
Income before income taxes	222.5	95.1	6.3
Income tax expense (benefit)	48.6	31.3	(0.1)
Net income	$173.9	$63.8	$6.4

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Balance Sheets
December 31,

	2011	2010
	(In millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$15.7	$37.0
Accounts receivable, net	83.4	83.7
Related company receivables	6.6	18.8
Materials and supplies	35.4	35.1
Deferred income taxes	145.4	109.2
Other current assets	83.9	93.4
Total current assets	370.4	377.2
Investments	11.3	12.1
Property and equipment (including concession assets), net	2,413.1	2,276.2
Other assets	101.0	33.5
Total assets	$2,895.8	$2,699.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$17.2	$11.2
Related company debt	39.0	—
Accounts payable and accrued liabilities	137.8	152.0
Related company payables	6.7	2.4
Total current liabilities	200.7	165.6
Long-term debt	945.8	874.4
Related company debt	217.5	39.0
Deferred income taxes	127.4	42.6
Other noncurrent liabilities and deferred credits	77.1	87.7
Total liabilities	1,568.5	1,209.3
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 4,785,510,235 shares authorized and issued without par value	267.3	602.3
Additional paid-in capital	243.6	243.6
Retained earnings	820.5	646.6
Accumulated other comprehensive loss	(4.1)	(2.8)
Total stockholders’ equity	1,327.3	1,489.7
Total liabilities and stockholders’ equity	$2,895.8	$2,699.0

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

	2011	2010	2009
	(In millions)
Operating activities:
Net income	$173.9	$63.8	$6.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86.8	94.0	102.3
Deferred income taxes (benefit)	48.6	31.3	(0.1)
Equity in net earnings of unconsolidated affiliates	(2.8)	(6.6)	(2.9)
Deferred compensation	22.6	5.1	3.2
Distributions from unconsolidated affiliates	2.3	1.5	3.0
Gain on insurance recoveries related to hurricane damage	(14.8)	—	—
Cash payments related to hurricane damage	(3.3)	(26.4)	—
Insurance proceeds related to hurricane damage	40.2	8.2	—
Gain on sale of Mexrail, Inc.	—	(0.7)	—
Debt retirement costs	10.3	52.5	0.6
Changes in working capital items:
Accounts receivable	0.3	(21.6)	(1.4)
Related companies	(79.3)	(45.4)	28.0
Materials and supplies	0.9	3.1	(12.7)
Other current assets	(19.8)	(3.5)	12.6
Accounts payable and accrued liabilities	(10.4)	16.6	(3.3)
Other, net	0.5	(0.2)	5.7
Net cash provided by operating activities	256.0	171.7	141.4
Investing activities:
Capital expenditures	(147.4)	(101.0)	(128.6)
Acquisition of an intermodal facility, net of cash acquired	—	(25.0)	—
Insurance proceeds related to hurricane damage	12.4	1.8	—
Proceeds from disposal of property	5.6	2.5	6.1
Proceeds and repayments of loan to/from a related company	—	31.4	(27.5)
Proceeds from sale of Mexrail, Inc.	—	41.0	—
Other, net	—	(0.6)	0.7
Net cash used for investing activities	(129.4)	(49.9)	(149.3)
Financing activities:
Proceeds from issuance of long-term debt	200.0	480.7	189.0
Proceeds from issuance of related company debt	17.5	17.4	21.6
Repayment of long-term debt	(214.8)	(715.8)	(40.6)
Debt costs	(15.6)	(54.7)	(4.2)
Dividends paid	—	—	(3.2)
Pro-rata distributions of common stock	(135.0)	—	(101.0)
Pro-rata contribution of common stock	—	95.0	—
Net cash provided by (used for) financing activities	(147.9)	(177.4)	61.6
Cash and cash equivalents:
Net increase (decrease) during each year	(21.3)	(55.6)	53.7
At beginning of year	37.0	92.6	38.9
At end of year	$15.7	$37.0	$92.6
Supplemental cash flow information:
Non-cash investing activities and financing activities:
Capital expenditures accrued but not yet paid at end of year	$21.2	$23.6	$11.0
Non-cash asset acquisitions	91.0	—	—
Cash payments:
Interest paid	$76.7	$91.2	$98.5
See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In millions)
Balance at December 31, 2008	$608.3	$243.6	$579.6	$(2.9)	$1,428.6
Comprehensive income:
Net income	—	—	6.4	—	6.4
Cumulative translation adjustment—FTVM	—	—	—	(0.5)	(0.5)
Comprehensive income	—	—	6.4	(0.5)	5.9
Dividends declared	—	—	(3.2)	—	(3.2)
Capital distribution—pro-rata distribution of common stock	(101.0)	—	—	—	(101.0)
Balance at December 31, 2009	507.3	243.6	582.8	(3.4)	1,330.3
Comprehensive income:
Net income	—	—	63.8	—	63.8
Cumulative translation adjustment—FTVM	—	—	—	0.6	0.6
Comprehensive income	—	—	63.8	0.6	64.4
Capital contribution—pro-rata contribution of common stock	95.0	—	—	—	95.0
Balance at December 31, 2010	602.3	243.6	646.6	(2.8)	1,489.7
Comprehensive income:
Net income	—	—	173.9	—	173.9
Cumulative translation adjustment—FTVM	—	—	—	(1.3)	(1.3)
Comprehensive income	—	—	173.9	(1.3)	172.6
Capital distribution—pro-rata distributions of common stock	(335.0)	—	—	—	(335.0)
Balance at December 31, 2011	$267.3	$243.6	$820.5	$(4.1)	$1,327.3

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
Arrendadora KCSM, S. de R.L. de C.V. (“Arrendadora KCSM”), a wholly-owned subsidiary, is a sociedad de responsabilidad limitada de capital variable, or S. de R.L. de C.V. (limited liability corporation). Arrendadora KCSM was incorporated on September 27, 2002, under the Laws of Mexico and its only operation is the leasing of railroad equipment.
KCSM Holdings LLC (“KCSM Holdings”) was formed on December 11, 2006, as a limited liability company under the laws of the state of Delaware. Currently, KCSM Holdings owns ten shares of KCSM’s variable class II stock. KCSM owns one hundred percent of the interest of KCSM Holdings.
Mexrail, Inc. (“Mexrail”) owns 100% of Tex-Mex. Until June 2010, KCSM owned 49% of the outstanding capital stock of Mexrail and KCS owned the remaining 51% of Mexrail’s outstanding capital stock. For the years ended December 31, 2010 and 2009, KCSM recognized its 49% interest under the equity method of accounting and included in its income statement $3.4 million and $1.6 million of income, respectively.
On June 10, 2010, KCSM sold its 49% ownership interest in Mexrail, Inc. to KCS for $41.0 million based upon an independent valuation, which resulted in a gain of $0.7 million. The sale resulted in a $4.3 million tax benefit due to excess tax over book basis in the investment.
Ferrocarril y Terminal del Valle de México, S.A. de C.V. (Mexico Valley Railway and Terminal or “FTVM”) was incorporated as a sociedad anónima de capital variable (variable capital corporation) under the laws of Mexico. FTVM provides railroad services as well as ancillary services, including those related to interconnection, switching and haulage services in the greater Mexico City area. KCSM holds 25% of the capital stock of FTVM. The other shareholders of FTVM, each holding a 25% interest, are Ferrocarril Méxicano, S.A. de C.V. or “Ferromex,” Ferrosur, S.A. de C.V. or “Ferrosur” and the Mexican government.
For the years ended December 31, 2011, 2010 and 2009, KCSM recognized its 25% interest under the equity method of accounting and has included in its income statement $2.8 million, $3.2 million and $1.3 million of income, respectively, attributable to its interest in FTVM. In 2011, 2010 and 2009, KCSM received cash dividends of $2.3 million, $1.5 million and $3.0 million, respectively, from FTVM.
Highstar Harbor Holdings México, S. de R.L. de C.V., (“HHH Mexico”) was formed as a sociedad de responsabilidad limitada de capital variable, or S. de R.L. de C.V. (limited liability corporation). KCSM acquired HHH Mexico on March 3, 2010. KCSM owns 99.99% of the capital stock of HHH Mexico and the remaining 0.01% is owned by Nafta Rail, S.A de C.V. (“Nafta Rail”). HHH Mexico, through its subsidiaries, operates an intermodal facility in Toluca, State of Mexico.
The Concession. KCSM holds a concession from the Mexican government (the “Concession”) until June 2047 (exclusive through 2027, subject to certain trackage and haulage rights granted to other concessionaires), which is renewable under certain conditions for additional periods of up to 50 years. The Concession is to provide freight transportation services over rail lines which are a primary commercial corridor of the Mexican railroad system. These lines include the shortest, most direct rail passageway between Mexico City and Laredo, Texas and serve most of Mexico’s principal industrial cities and three of its major shipping ports. KCSM has the right to use, but does not own, all track and buildings that are necessary for the rail lines’ operation. KCSM is obligated to maintain the right of way, track structure, buildings and related maintenance facilities to the operational standards specified in the Concession agreement and to return the assets in that condition at the end of the Concession period. KCSM is required to pay the Mexican government a concession duty equal to 0.5% of gross revenues during the first 15 years of the Concession period and, beginning on June 24, 2012, 1.25% of such revenues during the remainder of the Concession period.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
Mexican Railroad Services Law and regulations and the Concession establish several circumstances under which the Concession will terminate: revocation by the Mexican government, statutory appropriation, or KCSM’s voluntary surrender of its rights or liquidation or bankruptcy. The Concession requires the undertaking of capital projects, including those described in a business plan filed every five years with the Mexican government. KCSM filed its third business plan with the Mexican government in December 2007 in which KCSM committed to certain minimum investment and capital improvement goals, which may be waived by the Mexican government upon application for relief for good cause. The Mexican government could also revoke KCSM’s exclusivity after 2027 if it determines that there is insufficient competition.
The Concession is subject to early termination or revocation under certain circumstances. In the event that the Concession is revoked by the Mexican government, KCSM will receive no compensation. Rail lines and all other fixtures covered by the Concession, as well as all improvements made by KCSM or third parties, will revert to the Mexican government. All other property not covered by the Concession, including all locomotives and railcars otherwise acquired, will remain KCSM’s property. In the event of early termination, or total or partial revocation of the Concession, the Mexican government would have the right to cause the Company to lease all service related to assets to it for a term of at least one year, automatically renewable for additional one-year terms up to five years. The amount of the rent would be determined by experts appointed by KCSM and the Mexican government. The Mexican government must exercise this right within four months after early termination or revocation of the Concession. In addition, the Mexican government will have a right of first refusal with respect to certain transfers by KCSM of railroad equipment within 90 days after any revocation of the Concession. The Mexican government may also temporarily seize the rail lines and assets used in operating the rail lines in the event of a natural disaster, war, significant public disturbances or imminent danger to the domestic peace or economy for the duration of any of the foregoing events; provided, however, that Mexican law requires that the Mexican government pay KCSM compensation equal to damages caused and losses suffered if it effects a statutory appropriation for reasons of the public interest. These payments may not be sufficient to compensate the Company for its losses and may not be timely made.
Employees and Labor Relations. KCSM union employees are covered by one labor agreement, which was signed on June 23, 1997, between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (Mexican Railroad Union), for a term of 50 years, for the purpose of regulating the relationship between the parties. As of December 31, 2011, approximately 80% of KCSM’s employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis, and all other benefits are subject to negotiation every two years. In October 2011, compensation terms and all other benefits covering the period from July 1, 2011 through June 30, 2012, and the period from July 1, 2011 through June 30, 2013, respectively, were finalized between KCSM and the Mexican Railroad Union. The union labor negotiation with the Mexican Railroad Union has not historically resulted in any strike, boycott or other disruption in KCSM’s business operations.
Note 2. Significant Accounting Policies
Principles of Consolidation. The accompanying consolidated financial statements are presented using the accrual basis of accounting and include the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.
The equity method of accounting is used for all entities in which the Company or its subsidiaries have significant influence, but not a controlling interest. The Company evaluates less-than-majority-owned investments for consolidation pursuant to consolidation and variable interest entity guidance. The Company does not have any less-than-majority-owned investments requiring consolidation.
Use of Estimates. The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include those related to the recoverability and useful lives of assets, litigation provisions and income taxes. Changes in facts and circumstances may result in revised estimates and actual results could differ from those estimates.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Segments. KCSM is organized as a single business segment (railway) and currently operates within a single geographical area (Mexico).
Revenue Recognition. The Company recognizes freight revenue based upon the percentage of completion of a commodity movement as a shipment moves from origin to destination, with the related expense recognized as incurred. Other revenues, in general, are recognized when the product is shipped, as services are performed or contractual obligations are fulfilled.
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
Cash Equivalents. Short-term liquid investments with an initial maturity of three months or less are classified as cash and cash equivalents.
Accounts Receivable, net. Accounts receivable are net of an allowance for uncollectible accounts as determined by historical experience and adjusted for economic uncertainties or known trends. Accounts are charged to the allowance when a customer enters bankruptcy, when an account has been transferred to a collection agent or submitted for legal action or when a customer is significantly past due and all available means of collection have been exhausted. At December 31, 2011 and 2010, the allowance for doubtful accounts was $0.3 million and $0.2 million, respectively. Bad debt expense was $0.4 million and $0.7 million for the years ended December 31, 2011 and 2009, respectively. For the year ended December 31, 2010, accounts receivable allowance recovery was $0.3 million.
Materials and Supplies. Materials and supplies consisting of diesel fuel, items to be used in the maintenance of rolling stock and items to be used in the maintenance or construction of road property are valued at average cost.
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
Property and Equipment (including Concession Assets). KCSM capitalizes costs for self-constructed additions and improvements to property including direct labor and material, indirect overhead costs, and interest during long-term construction projects. Direct costs are charged to capital projects based on the work performed and the material used. Indirect overhead costs are allocated to capital projects as a standard percentage, which is evaluated annually, and applied to direct labor and material costs. Asset removal activities are performed in conjunction with replacement activities; therefore, removal costs are estimated based on a standard percentage of direct labor and indirect overhead costs related to capital replacement projects. For purchased assets, all costs necessary to make the asset ready for its intended use are capitalized. Expenditures that significantly increase asset values or extend useful lives are capitalized. Repair and maintenance costs are expensed as incurred.
Properties and equipment are carried at cost and are depreciated primarily on the group method of depreciation, which the Company believes closely approximates a straight-line basis over the estimated useful lives measured in years. Costs incurred by the Company to acquire the concession rights and related assets, as well as subsequent improvements to the concession assets, are capitalized and amortized using the group method of depreciation over the lesser of the current expected Concession term, including probable renewal, or the estimated useful lives of the assets and rights. Remaining properties, primarily technology and leasehold improvements, are depreciated using the straight line method over the lesser of estimated useful or lease lives.
KCSM follows the group method of depreciation which applies a composite rate to classes of similar assets rather than to individual assets. Composite depreciation rates are based upon the Company’s estimates of the expected average useful lives of assets as well as expected net salvage value at the end of their useful lives. In developing these estimates, the Company utilizes periodic depreciation studies performed by an independent engineering firm. Depreciation rate studies are performed at least every three years for equipment and at least every six years for road property (rail, ties, ballast, etc.) The depreciation studies take into account factors such as:

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
Also under the group method of depreciation, the cost of railroad property and equipment (net of salvage or sales proceeds) retired or replaced in the normal course of business is charged to accumulated depreciation with no gain or loss recognized. The cost of the property and equipment retired is based on actual historical costs. Gains or losses on dispositions of land or non-group property and abnormal retirements of railroad property are recognized through income. A retirement of railroad property would be considered abnormal if the cause of the retirement is unusual in nature and its actual life is significantly shorter than what would be expected for that group based on the depreciation studies. An abnormal retirement could cause the Company to reevaluate the estimated useful life of the impacted asset class.
During the year ended December 31, 2011, KCSM engaged an independent engineering firm to assist management in performing a depreciation study on its road property and equipment. The depreciation impacts of the study results were immaterial to 2011 consolidated financial results.
Effective as of October 1, 2010, the Company reduced depreciation rates on certain locomotive assets based on reassessment of the adequacy of the accumulated depreciation provisions. This change in accounting estimate reduced depreciation expense by $13.0 million for the year ended December 31, 2011.
Effective as of October 1, 2009, KCSM extended its useful life estimates for its concession assets. At the time the Concession was granted, because there was no previous experience with the Mexican government granting railroad concessions to private companies and due to the lack of experience in working with the Mexican Secretaría de Comunicaciones y Transportes (“Secretary of Communications and Transportation” or “SCT”) and operating under the concession rights, the Company used the shorter of the estimated useful life of the underlying assets or the current Concession term, which ends in 2047, as the useful life estimate for concession assets. As part of the Company’s on-going assessment of useful lives of property, a determination was made in the fourth quarter of 2009 that it was probable that the Concession would be renewed for an additional 50-year term at the end of the current term and that the capital assets required to operate under the Concession would be depreciated over the shorter of the asset group’s useful life or the current Concession term plus one additional 50-year term. This change in accounting estimate was implemented prospectively effective October 1, 2009, reducing amortization expense in the fourth quarter of 2009 by approximately $2.6 million and $10.4 million for each of the years ended December 31, 2011 and 2010, respectively.
Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. Future cash flow estimates for an impairment review would be based on the lowest level of identifiable cash flows. During the year ended December 31, 2011, management did non identify any indicators of impairment.
Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. As of December 31, 2011 and 2010, the goodwill balance was $2.6 million, which is included in other assets in the consolidated balance sheet. Goodwill is not amortized, but is reviewed at least annually, or more frequently as indicators warrant, for impairment. An impairment loss would be recognized to the extent that the carrying amount exceeds the assets’ fair value. The Company performed its annual impairment review for goodwill as of November 30, 2011 and 2010, and concluded there was no impairment in 2011 or 2010.
Fair Value of Financial Instruments. The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable and accounts payable. The carrying value of the short-term financial instruments approximates fair value due to their short-term nature.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The fair value of the Company’s debt is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $1,297.1 million and $981.2 million at December 31, 2011 and 2010, respectively. The financial statement carrying value was $1,219.5 million and $924.6 million at December 31, 2011 and 2010, respectively.
Post-Employment Benefits. Mexican law requires that the Company provide certain post-employment benefits to its Mexican union and non-union employees. These plans provide statutorily calculated benefits which are payable upon retirement, death, disability, and voluntary or involuntary termination to employees who meet applicable service requirements. Actuaries assist the Company in measuring the Company’s benefit obligation and the cost based upon the current plan provisions, employee demographics and assumptions about financial and demographic factors affecting the probability, timing and amount of expected future benefit payments. Significant assumptions include the discount rate, turnover and rate of increase in compensation levels. Actuarial gains and losses determined at the measurement date (typically December 31) are recognized immediately in the consolidated statements of income.
Employees’ Statutory Profit Sharing. Employees are statutorily entitled to receive Participación a los Trabajadores de las Utilidades (referred to by its Spanish acronym, PTU or Statutory Profit Sharing).  This payment is based on an employer’s net profit based on accounting principles as prescribed in Mexican law, rather than net profit based on U.S. GAAP. Deferred employees’ statutory profit sharing is accounted for using the liability method in a manner similar to income taxes and included as a component of compensation and benefits within the consolidated statements of income.
Income Taxes. Deferred income tax effects of transactions reported in different periods for financial reporting and income tax return purposes are recorded under the liability method of accounting for income taxes. This method gives consideration to the future tax consequences of the deferred income tax items and immediately recognizes changes in income tax laws upon enactment.
The Company has recognized a deferred tax asset, net of a valuation allowance for net operating loss carryovers. The Company projects sufficient future taxable income to realize the deferred tax asset recorded less the valuation allowance. These projections take into consideration assumptions about inflation rates, currency fluctuations, future income and future capital expenditures. If assumptions or actual conditions change, the deferred tax asset, net of the valuation allowance, will be adjusted to properly reflect the expected tax benefit.
New Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (the “FASB”) issued new guidance on the presentation of comprehensive income, which requires companies to report net income and other comprehensive income in either a single statement or in two consecutive statements. As the guidance impacts presentation only, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In December 2011, the FASB issued an amendment to this guidance which indefinitely defers the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The guidance will be effective for the Company beginning in the first quarter of 2012 with retrospective application required.
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
Notes to Consolidated Financial Statements-(Continued)

The Company experienced lost revenues in the third quarter of 2010, as customers were required to use alternate carriers or modes of transportation until rail service was restored. In addition, the Company incurred losses related to property damage and incremental expenses, which were fully offset by a receivable for probable insurance recoveries.
During 2011, the Company settled the portion of the insurance claim related to the property and casualty program, including business interruption, for $66.0 million, before the related self-insured retention of $10.0 million, and the portion of the insurance claim related to general liability for third-party damages for $7.6 million, before the related self-insured retention of $1.0 million. As a result of these settlements, the Company recognized a gain on insurance recoveries of $14.8 million in 2011. This gain primarily represents the recovery of lost profits and the replacement value of property in excess of its carrying value, net of the self-insured retentions.
For the years ended December 31, 2011 and 2010, the Company received insurance proceeds of $52.6 million and $10.0 million, respectively. KCSM allocated $12.1 million of these proceeds to the Company’s affiliate, KCSR, for KCSR’s portion of business interruption and incremental expense.
Note 4. Property and Equipment (including Concession Assets)
Property and Equipment. Property and equipment, including concession assets, and related accumulated depreciation and amortization and depreciation rates for each category are summarized below (in millions, except percentages):

As of December 31, 2011	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rates for 2011
Land	$76.2	$—	$76.2	N/A
Concession land rights	141.2	(18.0)	123.2	1.0%
Grading	565.9	(78.7)	487.2	1.2%
Rail and other track material (a)	439.6	(70.8)	368.8	2.7% - 4.2%
Ties (a)	427.8	(78.9)	348.9	2.0% - 6.0%
Bridges and tunnels	242.9	(35.6)	207.3	1.5%
Ballast (a)	176.1	(29.8)	146.3	3.9% - 7.0%
Other (b)	240.0	(58.2)	181.8	3.7%
Total road property	2,092.3	(352.0)	1,740.3	3.0%
Locomotives	426.6	(80.7)	345.9	4.3%
Freight cars	52.3	(22.8)	29.5	5.5%
Other equipment	14.8	(1.6)	13.2	12.9%
Total equipment	493.7	(105.1)	388.6	4.7%
Technology and other	20.1	(13.7)	6.4	23.3%
Construction in progress	78.4	—	78.4	N/A
Total property and equipment (including concession assets)	$2,901.9	$(488.8)	$2,413.1	N/A
____________________

(a)	Depreciation rates reflect the range of rates applied based on the density class.

(b)	Other includes signals, buildings and other road assets.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

As of December 31, 2010	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rates for 2010
Land	$76.2	$—	$76.2	N/A
Concession land rights	141.2	(16.6)	124.6	1.0%
Grading	562.6	(72.2)	490.4	1.0%
Rail and other track material	411.3	(60.0)	351.3	4.2%
Ties	388.8	(63.6)	325.2	4.0%
Bridges and tunnels	241.1	(32.1)	209.0	1.6%
Ballast	169.1	(29.0)	140.1	4.6%
Other (a)	220.5	(52.1)	168.4	4.3%
Total road property	1,993.4	(309.0)	1,684.4	3.1%
Locomotives	329.4	(68.0)	261.4	3.6%
Freight cars	56.6	(21.3)	35.3	8.1%
Other equipment	11.6	(0.5)	11.1	10.9%
Total equipment	397.6	(89.8)	307.8	4.5%
Technology and other	20.3	(10.2)	10.1	21.1%
Construction in progress	73.1	—	73.1	N/A
Total property and equipment (including concession assets)	$2,701.8	$(425.6)	$2,276.2	N/A
 ______________________

(a)	Other includes signals, buildings and other road assets.
Concession assets, net of accumulated amortization of $347.1 million and $305.3 million, totaled $1,855.1 million and $1,800.1 million at December 31, 2011 and 2010, respectively.
Depreciation and amortization of property and equipment (including concession assets) totaled $86.8 million, $94.0 million and $102.3 million for 2011, 2010 and 2009, respectively.
Note 5. Other Balance Sheet Captions
Other Current Assets. Other current assets included the following items at December 31 (in millions):

	2011	2010
Prepaid expenses	40.1	25.1
Refundable taxes	31.8	8.0
Deferred employees’ statutory profit sharing asset	11.7	36.8
Insurance receivable related to hurricane damage	—	22.1
Other	0.3	1.4
Other current assets	$83.9	$93.4
Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities included the following items at December 31 (in millions):

	2011	2010
Accounts payable	$56.2	$70.2
Accrued wages and vacation	16.2	20.2
Interest payable	15.5	15.9
Derailments and other claim provisions	14.4	7.4
Rents and leases payable	7.5	8.4
Income and other taxes	3.0	6.8
Other	25.0	23.1
Accounts payable and accrued liabilities	$137.8	$152.0

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 6. Acquisition
On March 3, 2010, the Company acquired an intermodal facility in Mexico. The aggregate purchase price for the intermodal facility was $25.1 million, which was funded with available cash. As a result of the final valuation completed in the second quarter of 2010, the Company recorded goodwill of $2.6 million and identifiable intangible assets of $2.0 million. The acquisition is not material to the Company’s consolidated financial statements.
Note 7. Long-Term Debt
Long-term debt at December 31 (in millions):

	2011	2010
Long-term debt:
Revolving credit facility, variable interest rate, due 2016	$—	$—
7 5/8% senior notes	—	32.4
7 3/8% senior notes	—	165.0
12 1/2% senior notes, due 2016	94.3	93.6
8.0% senior notes, due 2018	296.5	296.0
6 5/8% senior notes, due 2020	185.0	185.0
6 1/8% senior notes, due 2021	200.0	—
5.737% financing agreement, due 2023	52.8	60.6
6.195% financing agreement, due 2023	40.9	44.4
9.310% loan agreements, due 2020	88.1	—
Capital lease obligations, due serially to 2012	1.5	3.4
Other debt obligations	3.9	5.2
Total	963.0	885.6
Less: Debt due within one year	17.2	11.2
Long-term debt	$945.8	$874.4
Revolving Credit Facility. On August 30, 2010, KCSM entered into a secured credit agreement (the “2010 Credit Agreement”) with various lenders and other institutions which provided KCSM with a three-year $100.0 million revolving credit facility consisting of (i) a revolving facility in an amount up to $100.0 million (the “2010 Revolving Facility”) and, (ii) a letter of credit and a swing line facility in an amount up to $10.0 million each.
On September 30, 2011, KCSM entered into an amended and restated credit agreement (the “2011 Credit Agreement”) with various financial institutions. The 2011 Credit Agreement increased the revolving credit facility to $200.0 million and extended the maturity to September 30, 2016. The 2011 Credit Agreement includes (i) a revolving credit facility up to $200.0 million (the “2011 Revolving Facility”), (ii) a letter of credit facility up to $15.0 million (the “Letter of Credit Facility”), and (iii) a swing line facility up to $15.0 million (the “Swing Line Facility”). The Letter of Credit Facility and the Swing Line Facility each constitute usage under the 2011 Revolving Facility.
Any outstanding principal balance of loans under the 2011 Revolving Facility bear interest at floating rates. At KCSM’s option, the loans bear interest at either (i) the greater of (a) JPMorgan Chase Bank, N.A.’s prime rate, (b) the federal funds rate plus 0.50% or (c) one-month London Interbank Offered Rate (“LIBOR”) plus 1.00% (the “Base Rate”) plus a margin of 0.25% to 1.50% (depending on KCSM’s leverage ratio), or (ii) one, two, three or six-month LIBOR plus a margin of 1.25% to 2.50% (depending on KCSM’s leverage ratio). The outstanding principal balance of loans under the Swing Line Facility bear interest at the Base Rate plus a margin of 0.25% to 1.50% (depending on KCSM’s leverage ratio).
The 2011 Credit Agreement is secured by the accounts receivable and certain locomotives of KCSM and certain of its subsidiaries. In addition, KCSM and certain of its subsidiaries agreed to subordinate payment of certain intercompany debt, certain KCSM subsidiaries guaranteed repayment of the amounts due under the 2011 Credit Agreement (up to the amount permitted by KCSM’s outstanding indentures) and certain equity interests as defined in the 2011 Credit Agreement were pledged to secure obligations under the 2011 Credit Agreement.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The 2011 Credit Agreement contains representations, warranties and covenants typical of such credit agreements, including financial covenants related to a leverage ratio and an interest coverage ratio as defined in the 2011 Credit Agreement. Events of default under the 2011 Credit Agreement include, but are not limited to, certain payment defaults; breach of any representation or warranty; non-performance of covenants and obligations; default on other indebtedness; certain judgments rendered; restrictions or requirements limiting the availability or the transfer of foreign exchange; a change in control; bankruptcy or insolvency of KCSM and certain subsidiaries and obligors; an impairment of security; the failure of subordination; certain actions by a governmental authority; failure to obtain certain consents; and termination of the concession title. The occurrence of an event of default could result in the acceleration of the repayment of any outstanding principal balance of the 2011 Revolving Facility.
As of December 31, 2011, KCSM had no outstanding amount under the 2011 Revolving Facility.
7 5/8% Senior Notes. On November 21, 2006, KCSM issued $175.0 million principal amount of 7 5/8% senior unsecured notes due December 1, 2013 (the “7 5/8% Senior Notes”), which bore interest semiannually at a fixed annual rate of 7 5/8%. The 7 5/8% Senior Notes were redeemable at KCSM’s option in whole or in part on or after December 1, 2010, subject to certain limitations, at the following redemption prices (expressed in percentages of principal amount), plus any accrued and unpaid interest: 2010 — 103.813%, 2011 — 101.906% and 2012 — 100.000%. In addition, the 7 5/8% Senior Notes were redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate.
On November 2, 2010, pursuant to an offer to purchase, KCSM commenced a cash tender offer and a consent solicitation for its 7 5/8% Senior Notes. On December 20, 2010, KCSM purchased $142.6 million principal amount of the tendered 7 5/8% Senior Notes in accordance with the terms and conditions of the tender offer set forth in the offer to purchase using the proceeds received from the issuance of $185.0 million principal amount of 6 5/8% senior unsecured notes due December 15, 2020 (the “6 5/8% Senior Notes”). On May 6, 2011, pursuant to an offer to purchase, KCSM commenced a cash tender offer and consent solicitation for all of the outstanding 7 5/8% Senior Notes. Through June 7, 2011, the Company purchased and redeemed the remaining $32.4 million of the 7 5/8% Senior Notes using the proceeds received from the issuance of $200.0 million principal amount of 6 1/8% senior unsecured notes due June 15, 2021 (the “6 1/8% Senior Notes”) and available cash.
7 3/8% Senior Notes. On May 16, 2007, KCSM issued $165.0 million principal amount of 7 3/8% senior unsecured notes due June 1, 2014 (the “7 3/8% Senior Notes”), which bore interest semiannually at a fixed annual rate of 7 3/8%. The 7 3/8% Senior Notes were redeemable at KCSM’s option, in whole but not in part, at 100% of their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate, and in whole or in part, on or after June 1, 2011, subject to certain limitations, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2011 — 103.688%, 2012 — 101.844% and 2013 — 100.000%.
On May 6, 2011, pursuant to an offer to purchase, KCSM commenced a cash tender offer and consent solicitation for all of the outstanding 7 3/8% Senior Notes. Through June 7, 2011, the Company purchased and redeemed all of the outstanding $165.0 million of the 7 3/8% Senior Notes using the proceeds received from the issuance of the 6 1/8% Senior Notes and available cash.
12 1/2% Senior Notes. On March 30, 2009, KCSM issued $200.0 million principal amount of the 12 1/2% senior unsecured notes due April 1, 2016 (the “12 1/2% Senior Notes”), which bear interest semiannually at a fixed annual rate of 12 1/2%. The 12 1/2% Senior Notes were issued at a discount to par value, resulting in an $11.0 million discount and a yield to maturity of 13 3/4%. KCSM used a portion of the net proceeds from the offering to repay all amounts outstanding under a credit agreement entered into on June 14, 2007 (the “2007 Credit Agreement”). The 12 1/2% Senior Notes are redeemable at KCSM’s option in whole or in part on and after April 1, 2013, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2013 — 106.250%, 2014 — 103.125% and 2015 — 100.000%. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate.
On June 4, 2010, KCSM redeemed $70.0 million principal amount of the 12 1/2% Senior Notes pursuant to a provision which allowed KCSM to redeem up to 35% of the 12 ½% Senior Notes any time prior to April 1, 2012 at par value plus coupon from the proceeds of any sale of capital stock in KCSM or KCS. This followed KCS’s offering of 5.8 million shares of common stock for net proceeds of $214.9 million in May 2010 and a subsequent $95.0 million capital contribution from KCS to the Company. On November 2, 2010, pursuant to an offer to purchase, KCSM commenced a cash tender offer for its 12 1/2% Senior Notes and on December 20, 2010, KCSM purchased $31.9 million principal amount of the tendered 12 1/2% Senior Notes in accordance with the terms and conditions of the tender offer set forth in the offer to purchase using the proceeds received from the issuance of the 6 5/8% Senior Notes.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

8.0% Senior Notes. On January 22, 2010, KCSM issued $300.0 million principal amount of 8.0% senior unsecured notes due February 1, 2018 (the “8.0% Senior Notes”), which bear interest semiannually at a fixed annual rate of 8.0%. The 8.0% Senior Notes were issued at a discount to par value, resulting in a $4.3 million discount and a yield to maturity of 8 1/4%. KCSM used the net proceeds from the issuance of the 8.0% Senior Notes and available cash to purchase $290.0 million principal amount of the 9 3/8% senior unsecured notes due May 1, 2012 (the “9 3/8% Senior Notes”) tendered under an offer to purchase and pay all fees and expenses incurred in connection with the 8.0% Senior Notes offering and the tender offer. The 8.0% Senior Notes are redeemable at KCSM’s option, in whole or in part, on and after February 1, 2014, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2014 — 104.000%, 2015 — 102.000%, 2016 and thereafter — 100.000%. In addition, KCSM may redeem up to 35% of the 8.0% Senior Notes any time prior to February 1, 2013, at par value plus coupon from the proceeds of the sale of capital stock in KCSM or KCS and the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate.
6 5/8% Senior Notes. On December 20, 2010, KCSM issued the 6 5/8% Senior Notes due December 15, 2020, which bear interest semiannually at a fixed annual rate of 6 5/8%. KCSM used the net proceeds from the issuance of the 6 5/8% Senior Notes and available cash to purchase $142.6 million principal amount of the 7 5/8% Senior Notes and $31.9 million principal amount of the 12 1/2% Senior Notes tendered under an offer to purchase and pay all fees and expenses incurred in connection with the 6 5/8% Senior Notes offering and the tender offers. The 6 5/8% Senior Notes are redeemable at KCSM’s option, in whole or in part prior to December 15, 2015, by paying the greater of either 101% of the principal amount or the principal amount plus a “make whole” premium and in whole or in part on or after December 15, 2015, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2015— 103.313%, 2016 — 102.208%, 2017 — 101.104%, 2018 and thereafter —100.000%. In addition, KCSM may redeem up to 35% of the 6 5/8% Senior Notes at a redemption price equal to 106.625% any time prior to December 15, 2013, at par value plus coupon from the proceeds of the sale of capital stock in KCSM or KCS and the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate.
6 1/8% Senior Notes. On May 20, 2011, KCSM issued the 6 1/8% Senior Notes due June 15, 2021, at par, which bear interest semiannually at a fixed annual rate of 6 1/8%. The Company used the proceeds from the issuance of the 6 1/8% Senior Notes and available cash to purchase and redeem the 7 5/8% Senior Notes and 7 3/8% Senior Notes as discussed above, and pay all fees and expenses incurred in connection with the 6 1/8% Senior Notes offering and the tender offers. The 6 1/8% Senior Notes are redeemable at KCSM’s option, in whole or in part prior to June 15, 2016, by paying the greater of either 101% of the principal amount or the principal amount plus a “make whole” premium and in whole or in part on or after June 15, 2016, at the following redemption prices (expressed as percentages of principal amount) if redeemed during the 12-month period commencing on June 15 of the following years, plus any accrued and unpaid interest to the date of redemption: 2016 — 103.063%, 2017 — 102.042%, 2018 — 101.021%, 2019 and thereafter —100.000%. In addition, the Company may redeem up to 35.0% of the 6 1/8% Senior Notes at a redemption price equal to 106.125% any time prior to June 15, 2014, from the proceeds of the sale of KCSM’s capital stock or the capital stock of KCS, and the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate.
All of KCSM’s senior notes described above are denominated in dollars; are unsecured, unsubordinated obligations; rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations and are senior in right of payment to KCSM’s future subordinated indebtedness. In addition, the senior notes include certain covenants which are customary for these types of debt instruments issued by borrowers with similar credit ratings, restrict or prohibit certain actions and are similar in nature to those contained in the 2011 Credit Agreement. Certain of these covenants no longer apply if the notes are assigned an investment grade rating by both Moody’s Investors Service and Standard & Poor’s Rating Services.
5.737% Financing Agreement. On February 26, 2008, KCSM entered into a financing agreement with Export Development Canada (“EDC”) for an aggregate principal amount of $72.8 million. KCSM used the proceeds to finance 85.0% of the purchase price of forty new SD70ACe locomotives purchased by KCSM in late 2007 and early 2008. KCSM granted EDC a security interest in the locomotives to secure the loan. The financing agreement requires KCSM to make thirty equal semi-annual principal payments of approximately $2.4 million plus interest at an annual rate of 5.737%, with the final payment due and payable on February 28, 2023.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

6.195% Financing Agreement. On September 24, 2008, KCSM entered into a financing agreement with DVB Bank AG (“DVB”) for an aggregate principal amount of $52.2 million. KCSM used the proceeds to finance approximately 80% of the purchase price of twenty-nine ES44AC locomotives purchased by KCSM in June 2008. KCSM granted DVB a security interest in the locomotives to secure the loan. The financing agreement requires KCSM to make sixty equal quarterly principal payments plus interest at an annual rate of 6.195%, with the final payment due and payable on September 29, 2023.
9.310% Loan Agreements. On September 1, 2011, KCSM, as borrower, entered into five Loan Agreements (each a “Loan Agreement”, and collectively, the “Loan Agreements”) with General Electric Capital Corporation, as lender (“GE”), each with a principal amount of approximately $18.2 million. KCSM used the loan proceeds to finance approximately 88% of the purchase price of seventy-five GE AC4400 CW locomotives (the “Locomotives”) purchased by KCSM from GE on September 1, 2011. The Locomotives were previously leased by KCSM from GE pursuant to a Lease Agreement dated April 30, 1998. The Lease Agreement, which had been accounted for as an operating lease, was terminated with the purchase of the Locomotives by KCSM. To secure the loans from GE, KCSM transferred legal ownership of the Locomotives to five irrevocable trusts established by KCSM to which GE is the primary beneficiary and KCSM has a right of reversion upon satisfaction of the obligations of the Loan Agreements.
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
KCSM’s locomotive financing agreements contain representations, warranties and covenants typical of such equipment loan agreements. Events of default in the financing agreements include, but are not limited to, certain payment defaults, certain bankruptcy and liquidation proceedings and the failure to perform any covenants or agreements contained in the financing agreement. Any event of default could trigger acceleration of KCSM’s payment obligations under the terms of the financing agreements.
Debt Covenants Compliance
The Company was in compliance with all of its debt covenants as of December 31, 2011.
Leases and Debt Maturities
The Company leases transportation equipment, as well as office buildings and other operating facilities under various capital and operating leases. Rental expenses under operating leases were $46.6 million, $53.7 million and $62.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. Operating leases that contain scheduled rent adjustments are recognized on a straight-line basis over the term of the lease. Minimum annual payments and present value thereof under existing capital leases, other debt maturities and minimum annual rental commitments under non-cancelable operating leases are shown below (in millions):

Years	Long-Term Debt	Capital Leases			Total Debt	Operating Leases	Total
		Minimum Lease Payments	Less Interest	Net Present Value
2012	$15.7	$1.6	$0.1	$1.5	$17.2	$24.8	$42.0
2013	16.5	—	—	—	16.5	18.9	35.4
2014	17.1	—	—	—	17.1	15.5	32.6
2015	16.6	—	—	—	16.6	11.6	28.2
2016	111.7	—	—	—	111.7	6.9	118.6
Thereafter	783.9	—	—	—	783.9	63.6	847.5
Total	$961.5	$1.6	$0.1	$1.5	$963.0	$141.3	$1,104.3
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

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 8. Related Company Transactions
Balances and transactions with related companies included the following items at December 31 (in millions):

	2011	2010
Related company receivables:
Current:
KCSR (1)	$6.6	$—
Nafta Rail (2)	—	18.7
Mexrail	—	0.1
	$6.6	$18.8

Related company payables:
Current:
Nafta Rail	$4.3	$—
KCSR	—	0.6
FTVM	1.2	1.4
Superior Tie & Timber	0.7	—
Servicios Ferroviarios Europeos	0.5	0.4
	$6.7	$2.4

Related company debt
Short term:
KCS (3)	$39.0	$—

Long term:
KCS (3)	$17.5	$39.0
KCSR (4)	200.0	—
	$217.5	$39.0

(1)	This balance is comprised primarily of freight receivables from KCSR.

(2)	Loan receivable from Nafta Rail, plus interest accrued. This loan was paid on December 31, 2011.

(3)	The outstanding balance represents unsecured loan agreements with a wholly-owned subsidiary of KCS.

(4)
Notes payable to KCSR due no later than December 31, 2016, which bear interest at 1-year LIBOR plus 2.5%. These notes were issued in conjunction with the Company’s capital distributions. See Note 10 Stockholders’ Equity.

The most significant transactions with related parties are summarized as follows for the years ended December 31, (in millions):

	2011	2010	2009
Corporate expenses	$(27.4)	$(28.0)	$(26.6)
Terminal expenses	(12.4)	(10.4)	(8.7)
Software amortization	(2.6)	(2.6)	(2.6)
Other	(5.4)	(5.6)	0.7

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Revolving Credit Agreement
KCSM, as lender, and KCSR, as borrower, entered into a Revolving Credit Agreement effective as of April 1, 2008 (the “Revolving Agreement”), pursuant to the terms of which KCSM may make one or more loans from time to time during the term of the Revolving Agreement. The Revolving Agreement is secured by certain assets of KCSR and terminates on December 31, 2013. As of December 31, 2011 and 2010, KCSM had no outstanding amount under the terms of the Revolving Agreement.
Loan Agreements between KCSM and a Wholly-Owned Subsidiary of KCS
On September 26, 2011, KCSM entered into an unsecured loan agreement (the “2011 Loan Agreement”) with a wholly-owned subsidiary of KCS. Pursuant to the terms of the 2011 Loan Agreement, KCSM received $17.5 million for general corporate purposes. The 2011 Loan Agreement requires KCSM to make annual interest payments at a rate equivalent to 1-year LIBOR plus 2.25%, with the principal payment due on September 30, 2016.
On September 29, 2009, KCSM entered into an unsecured loan agreement (the “Loan Agreement”) with a wholly-owned subsidiary of KCS. Pursuant to the terms of the Loan Agreement, KCSM received $21.6 million for general corporate purposes. The Loan Agreement requires KCSM to make annual interest payments at a rate of 7.5%, with the principal payment due on September 29, 2012. On October 1, 2010, KCSM entered into an amended loan agreement (the “Amendment Agreement”) with a wholly-owned subsidiary of KCS. Pursuant to the terms of the Amendment Agreement the principal amount of the loan was increased from $21.6 million to $39.0 million and the annual interest rate was decreased from 7.5% to 4.3%.
Management Services Agreement
On December 31, 2005, KCSM and KCS entered into a Management Services Agreement under which KCS provides to KCSM general guidance, oversight, consultation and management services in connection with the business and operations of KCSM. The Management Services Agreement became effective as of April 1, 2005, and will continue in full force and effect until terminated by one party by providing written notice to the other party. During 2011 and 2010, KCS charged $27.4 million and $28.0 million, respectively, to KCSM under the agreement.
During 2011, KCSM prepaid KCSR $78.2 million for services which will be provided by KCSR through 2014. The prepayment included a discount of 3.5%. As of December 31, 2011, the prepayment balance was $78.2 million with $28.0 million included in other current assets and $50.2 million included in other assets.
During 2010, KCSM prepaid KCSR $18.4 million for services which were provided by KCSR during 2011. The prepayment included a discount of 3.5%. As of December 31, 2010, the prepayment balance was $18.4 million included in other current assets. The services were provided to KCSM during 2011 and as of December 31, 2011, the prepayment balance was zero.
Service and Inventory Prepayments
During 2011, KCSM prepaid KCSR $3.0 million for inventory to be delivered by KCSR. As of December 31, 2011, the prepayment balance was $3.0 million and included in other current assets.
In December 2011, KCSM prepaid Nafta Rail $22.3 million for terminal services, which will be provided by Nafta Rail through 2016. The prepayment included a discount of 3.5%. As of December 31, 2011, the prepayment balance was $20.9 million with $5.4 million included in other current assets and $15.5 million included in other assets.
In December 2009, KCSM and KCSR entered into a freight services agreement. KCSR prepaid KCSM $25.0 million for railroad services rendered by KCSM to KCSR during 2010. The services were provided in 2010 and as of December 31, 2011 and 2010, the prepayment balance was zero.
Software Agreement
On January 1, 2008, KCSM and KCSR entered into a software license agreement which granted KCSM the right to access and use the software on KCSR’s computer system. KCSM paid KCSR $16.4 million under the terms of this agreement. KCSM is amortizing this asset over approximately 6.5 years.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 9. Income Tax and Statutory Profit Sharing
Current income tax expense represents the amounts expected to be reported on the Company’s income tax returns, and deferred tax expense or benefit represents the change in net deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Valuation allowances are recorded as appropriate to reduce deferred tax assets to the amount considered likely to be realized.
Tax Expense. The deferred income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009 was $48.6 million, $31.3 million and $(0.1) million, respectively. There were no current income tax provisions for the years ended December 31, 2011, 2010 and 2009.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows at December 31 (in millions)

	2011	2010
Assets:
Loss carryovers	$124.6	$175.3
Inventories and provisions	45.6	69.0
Other, net	6.8	12.1
Gross deferred tax assets before valuation allowance	177.0	256.4
Valuation allowance on loss carryovers	(3.4)	(4.9)
Gross deferred tax assets	173.6	251.5
Liabilities:
Property and equipment	(155.6)	(184.9)
Gross deferred tax liabilities	(155.6)	(184.9)
Net deferred tax asset	$18.0	$66.6
Tax Rates. Differences between the Company’s effective income tax rates and the Mexican income tax statutory rate of 30% for 2011 and 2010 and 28% for 2009 are as follows for the years ended December 31 (in millions):

	2011	2010	2009
Income tax expense using the statutory rate in effect	$66.8	$28.5	$1.8
Tax effect of:
Equity earnings from unconsolidated affiliates	(0.8)	(2.0)	(0.8)
Foreign exchange and inflation adjustments	(17.0)	15.3	9.5
Change in the Mexican federal tax rate	—	—	(10.7)
Change in valuation allowances	—	(8.3)	0.4
Sale of Mexrail	—	(4.3)	—
Other, net	(0.4)	2.1	(0.3)
Income tax expense (benefit)	$48.6	$31.3	$(0.1)
Effective tax rate	21.8%	32.9%	(1.6)%
Employees’ Statutory Profit Sharing — The profit sharing effects of temporary differences that give rise to significant portions of the deferred profit sharing assets and deferred profit sharing liabilities are as follows at December 31 (in millions):

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

	2011	2010
Liabilities:
Property and equipment	$59.2	$53.8
Gross deferred profit sharing liabilities	59.2	53.8
Assets:
Inventories and provisions	(12.0)	(23.7)
Other, net	(6.7)	(9.1)
Gross deferred profit sharing assets	(18.7)	(32.8)
Net deferred profit sharing liability	$40.5	$21.0
Change in Tax Law. On December 28, 2009, the final provisions of Mexico’s 2010 tax reform were enacted. The income tax rate increased to 30% from 28% for the years 2010 to 2012, to 29% for 2013 and then returns to its previous rate of 28% in 2014. The Company’s deferred income tax assets and liabilities were revalued using the rates expected to be in effect when the underlying temporary differences are expected to reverse. This revaluation resulted in a $10.7 million benefit in the 2009 tax provision. A 1% increase to the value added tax rate was also enacted; however, this increase will not have a significant impact on the consolidated financial statements because, under Mexican law, value added tax is fully transferred to the final customer.
Tax Carryovers. The Company’s loss carryovers at December 31, 2011 were $420.7 million, of which $91.7 million will begin to expire in 2015, and the remaining $329.0 million will expire in 2046. A deferred tax asset was recorded in prior periods for the expected future tax benefit of these losses which will be carried forward to reduce only ordinary Mexican income tax payable in future years. A deferred tax asset is also recorded for an asset tax credit carryover in the amount of $5.4 million which will begin to expire in 2012.
The valuation allowance for deferred tax assets as of December 31, 2011, was $3.4 million, a decrease of $1.5 million as compared to $4.9 million as of December 31, 2010. This decrease was due to a partial expiration of the asset tax credit carryover.
The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowances, related to loss carryovers and tax credits.
Uncertain Tax Positions. The accounting guidance for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance requires the Company to recognize in the consolidated financial statements the benefit of a tax position only if the impact is more likely than not of being sustained on audit based on the technical merits of the position. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2011	2010
Balance at January 1,
Additions based on tax positions related to the current year	$—	$0.4
Settlements	—	(0.4)
Balance at December 31,	$—	$—
Interest and penalties related to uncertain tax positions are included in income before taxes on the income statement. Accrued interest and penalties on unrecognized tax benefits and interest and penalty expense was immaterial to the consolidated financial statements for all periods presented.
During 2010, KCSM received an audit assessment for the year ended December 31, 2003 from the Servicio de Administración Tributaria (the “SAT”), the Mexican equivalent of the IRS. On December 1, 2010, the Company paid the accrued liability and settled the 2003 audit assessment. Tax returns filed by the Company through 2003 are closed to examination by the taxing authorities. The 2004 and 2005 tax returns are currently under examination. The Company believes that no provision is required as it expects to resolve these audits without adjustment. However, an unexpected adverse resolution could have a material effect on the consolidated financial statements in a particular quarter or fiscal year.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 10. Stockholders’ Equity
The following table sets forth information with respect to the ownership of the Company’s outstanding shares of stock as of December 31, 2011. Pursuant to the bylaws, KCSM’s capital stock is divided between a fixed and variable portion. The fixed portion of the capital stock with no withdrawal rights is represented by 600,000 shares. The variable portion of the capital stock is unlimited. KCSM’s capital stock is divided into Class I Shares, representing the fixed portion of the stated capital, and Class II Shares, representing the variable portion of the capital, fully subscribed and paid for, without a par value expression.

	Shares
	Class I	Class II	Total	%
Shareholders
Nafta Rail, S.A. de C.V. (1)	600,000	3,227,033,430	3,227,633,430	67%
Kara Sub, Inc. (1)	—	1,195,368,147	1,195,368,147	25%
KCS Investment I, Ltd. (1)	—	312,634,746	312,634,746	7%
Caymex Transportation, Inc. (1)	—	49,873,902	49,873,902	1%
KCSM Holdings LLC (1)	—	10	10	—
Total	600,000	4,784,910,235	4,785,510,235	100%

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
Dividend Payment
On December 22, 2009, the Company declared a cash dividend on its common stock of Ps.41.2 million or $3.2 million, to the Company’s shareholders, all subsidiaries of KCS. These dividends do not relate to earnings from the operations of KCSM. The dividends reflect pass-through of related company dividends from the Company’s equity investment in FTVM.
Capital Distribution
In 2011, KCSM shareholders approved capital distributions of $335.0 million. The distributions totaled $135.0 million in cash and $200.0 million in unsecured notes payable to the Company’s shareholders. The notes were ultimately transferred to the Company’s affiliate, KCSR (the “Notes”). The Notes are payable to KCSR no later than December 31, 2016, and bear interest at an annual LIBOR plus 2.5%. Pursuant to the terms of the Notes, the Company may make one or more prepayments of principal and any and all interest accrued thereon as of such prepayment date.
On December 22, 2008, KCSM shareholders approved a capital distribution plan of up to $250.0 million to be executed during the year ended December 31, 2009. In 2009, KCSM declared and paid capital distributions of $65.0 million and $36.0 million, respectively, to the Company’s shareholders.
Note 11. Post-Employment Benefits
Post-Employment Benefits. Mexican law requires that the Company provide certain post-employment benefits to its union and non-union employees. These plans provide statutorily calculated benefits which are payable upon retirement, death, disability, voluntary or involuntary termination of employees based on length of service.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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
Net Periodic Benefit Cost, Plan Obligation, and Funded Status
Components of the net cost (benefit) for the plan were as follows for the years ended December 31 (in millions):

	2011	2010	2009
Service cost	$0.9	$1.3	$2.5
Interest cost	0.9	1.4	1.4
Actuarial (gain) loss (i)	0.8	(7.6)	(3.6)
Foreign currency (gain) loss	(1.4)	0.9	0.7
Net periodic cost (benefit) recognized	$1.2	$(4.0)	$1.0

(i)	Net benefit costs above do not include a component for the amortization of actuarial gains or losses as the Company’s policy is to recognize such gains and losses immediately.
The following table reconciles the change in the benefit obligation for each of the years ended December 31 (in millions):

	2011	2010
Benefit obligation at beginning of year	$10.4	$15.9
Service cost	0.9	1.3
Interest cost	0.9	1.4
Actuarial (gain) loss	0.8	(7.6)
Foreign currency (gain) loss	(1.4)	0.9
Benefits paid	(1.6)	(1.5)
Benefit obligation at end of year	$10.0	$10.4
Funded status	$(10.0)	$(10.4)
Assumptions
The assumptions used to determine benefit obligations and costs are selected based on current and expected market conditions. Discount rates are selected based on low risk government bonds with cash flows approximating the timing of expected benefit payments. The Mexico bond market is utilized for the KCSM post-employment obligation.
Weighted average assumptions used to determine the benefit obligation and net benefit cost were as follows for the years ended December 31:

	2011	2010
Discount rate	8.00%	8.25%
Rate of compensation increase	4.50%	4.50%

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Cash Flows
The following table presents benefit payments expected to be paid, which reflect expected future service, as appropriate, for each of the next five years and the aggregate five years thereafter (in millions):

Year	Expected Payments
2012	$0.8
2013	1.0
2014	0.7
2015	0.8
2016	0.9
2017-2021	5.9

Note 12. Commitments and Contingencies
Concession Duty. Under the Concession, the Mexican government has the right to receive a payment from the Company equivalent to 0.5% of the gross revenues during the first 15 years of the Concession period and, beginning on June 24, 2012, 1.25% of the gross revenues for the remaining years of the Concession period. For the year ended December 31, 2011, the concession duty expense, which is recorded within operating expenses, was $4.9 million, compared to $4.1 million and $3.2 million for the same periods in 2010 and 2009, respectively.
Litigation. The Company is a party to various legal proceedings and administrative actions, all of which, except as set forth below, are of an ordinary, routine nature and incidental to its operations. KCSM aggressively defends these matters and has established liability provisions, which management believes are adequate to cover expected costs. Although it is not possible to predict the outcome of any legal proceeding, in the opinion of management, other than those proceedings described in detail below, such proceedings and actions should not, individually, or in the aggregate, have a material adverse effect on the Company’s consolidated financial statements.
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
The Company performs ongoing reviews and evaluations of the various environmental programs and issues within the Company’s operations, and, as necessary, takes actions intended to limit the Company’s exposure to potential liability. Although these costs cannot be predicted with certainty, management believes that the ultimate outcome of identified matters will not have a material adverse effect on the Company’s consolidated financial statements.
Settlement Agreement. On February 9, 2010, (i) KCSM and (ii) Ferromex, Ferrosur, Minera México, S.A. de C.V., Infraestructura y Transportes Ferroviarios, S.A. de C.V., Infraestructura y Transportes México, S.A. de C.V., Líneas Ferroviarias de México, S.A. de C.V., Grupo Ferroviario Mexicano, S.A. de C.V., and Grupo México, S.A.B. de C.V. (jointly, the “Ferromex Parties”) entered into a Settlement Agreement (the “Settlement Agreement”).
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

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Under the Settlement Agreement, Ferrosur agreed to grant KCSM certain trackage and switching rights within Veracruz, Mexico, and switching rights in the Puebla-Tlaxcala zone. In a related agreement, the parties further agreed to amend the FTVM by-laws to, among other changes, grant certain veto and voting rights to KCSM at the shareholders’ and the board of directors’ levels.
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
Certain Disputes with Ferromex. KCSM and Ferromex use certain trackage rights, haulage rights, and interline services (the “Services”) provided by each other. The rates to be charged after January 1, 2009, were agreed to pursuant to the Trackage Rights Agreement, dated February 9, 2010 (the “Trackage Rights Agreement”), between KCSM and Ferromex. The amounts payable for these Services for the period beginning in 1998 through December 31, 2008, are still not resolved. If KCSM cannot reach an agreement with Ferromex for rates applicable for Services prior to January 1, 2009, which are not subject to the Trackage Rights Agreement, the SCT is entitled to set the rates in accordance with Mexican law and regulations. KCSM and Ferromex both initiated administrative proceedings seeking a determination by the SCT of the rates that KCSM and Ferromex should pay each other in connection with the Services. The SCT issued rulings in 2002 and 2008 setting the rates for the Services and both KCSM and Ferromex challenged these rulings.
In addition, KCSM is currently involved in discussions with Ferromex regarding the rates payable to each other for the Services for the periods prior to January 1, 2009. Although KCSM and Ferromex have challenged these matters based on different grounds and these cases continue to evolve, management believes the amounts recorded related to these matters are adequate.
While the outcome of these matters cannot be predicted with certainty, the Company does not believe, when resolved, that these disputes will have a material effect on its consolidated financial statements.
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
On July 23, 2008, the SCT delivered notice to KCSM of proceedings against KCSM, claiming, among other things, that KCSM refused to grant Ferromex access to certain trackage over which Ferromex alleges it has trackage rights on six different occasions and thus denied Ferromex the ability to provide service to a Mexican subsidiary of a large U.S. auto manufacturer at this location. On August 13, 2008, KCSM filed a response to the SCT. On July 15, 2010, the SCT resolved to consolidate these six sanction proceedings into a single proceeding, determining that the actions that motivated the underlying claims constitute a single occasion. On August 19, 2010, Ferromex filed an appeal, and on December 28, 2011, it was dismissed by the Federal Court of Appeals. Management believes that even if KCSM were to be found liable for a single sanction, it could be challenged in the Administrative and Fiscal Federal Court. A single sanction makes it more likely that any unfavorable resolution will not have a material impact on KCSM’s results of operations. However, if KCSM is ultimately sanctioned by the SCT for “generic” sanctions on five occasions over the term of the Concession, KCSM could be subject to possible future SCT action seeking revocation of the Concession.
Contractual Agreements. In the normal course of business, the Company enters into various contractual agreements related to commercial arrangements and the use of other railroads’ or governmental entities’ infrastructure needed for the operations of the business. The Company is involved or may become involved in certain disputes involving transportation rates, product loss or damage, charges, and interpretations related to these agreements. While the outcome of these matters cannot be predicted with certainty, the Company does not believe, when resolved, that these disputes will have a material effect on its consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Credit Risk. The Company continually monitors risks related to the economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness or further weakening in economic trends could have a significant impact on the collectability of KCSM’s receivables and operating results. If the financial condition of KCSM’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at December 31, 2011.
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
Fuel Derivative Transactions. During the year ended December 31, 2011, the Company did not enter into any fuel swap agreements. In the first quarter of 2010, the Company entered into fuel swap agreements to hedge 6.6 million gallons of diesel fuel purchases through the end of 2010 at an average swap price per gallon of $2.15, which were not designated as hedging instruments. For the year ended December 31, 2010, the Company recognized a gain of $0.4 million for fuel swap contracts which were not designated as hedging instruments in fuel expense in the consolidated statements of income.

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
None.

Part III

Items 10, 11, 12 and 13. Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters; and Certain Relationships and Related Transactions, and Director Independence
Omitted pursuant to General Instruction I(2) to Form 10-K.

Item 14.	Principal Accountant Fees and Services
The following table presents the total fees for KCS and KCSM for professional audit services and other services rendered by KPMG LLP, the Company’s Independent Registered Public Accounting Firm, to KCS and KCSM for the years ended December 31, 2011 and 2010 (in thousands).

	2011	2010
Audit fees	$1,958.4	$1,875.0
Audit-related fees(1)	210.5	445.0
Tax fees	29.9	37.7
All other fees	—	—
Total	$2,198.8	$2,357.7

(1)	Primarily reflects fees related to debt offering documents and related SEC filings.
Pre-Approval Policy
KCSM is a wholly owned subsidiary of KCS and does not have an Audit Committee of its Board of Directors. Services provided by the Company’s Independent Registered Public Accounting Firm and all fees are subject to pre-approval policies and procedures of the Audit Committee of the Board of Directors of KCS.
The Audit Committee’s pre-approval policies and procedures, as described in its charter, provide that the Audit Committee will approve all services and fees for audit and non-audit services prior to engagement. The Chair of the Audit Committee is authorized to pre-approve any audit and non-audit services on behalf of the Audit Committee, provided that such decisions are provided to the full Audit Committee at its next scheduled meeting.
The Audit Committee pre-approved all services provided by KPMG LLP, Independent Registered Public Accounting Firm for the year ended December 31, 2011 and 2010.

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

3.1
Current Corporate Bylaws (Estatutos Sociales) of Kansas City Southern de México, S.A. de C.V. (formerly known as TFM, S.A. de C.V.), as amended and restated May 8, 2007, together with an English translation (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 9, 2007, File No. 333-08322) is incorporated herein by reference as Exhibit 3.1

4.1
Indenture, dated as of March 30, 2009, between KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $200,000,000 of KCSM’s 12 1/2% Senior Notes due 2016 (previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on April 30, 2009, File No. 333-08322) is incorporated herein by reference as Exhibit 4.1

4.1.1
Supplemental Indenture, dated as of November 12, 2009, between Kansas City Southern de México, S.A. de C.V. (“KCSM”) and U.S. Bank National Association, as trustee and paying agent (previously filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K filed on February 12, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 4.1.1

4.1.2
Registration Rights Agreement, dated March 30, 2009, between KCSM, Banc of America Securities, LLC, as representative of the placement agents listed therein (previously filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on April 30, 2009, File No. 333-08322) is incorporated herein by reference as exhibit 4.1.2

4.1.3
Special Global Note representing the 12 1/2% Senior Notes due 2016 (previously filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-4 filed on October 5, 2009, File No. 333-161762) is incorporated herein by reference as Exhibit 4.1.3

4.2
Indenture, dated as of January 22, 2010, between KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $300,000,000 of KCSM’s 8.0% Senior Notes due 2018 (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 28, 2010, File No. 333-08322) is incorporated by reference as Exhibit 4.2

4.2.1
Registration Rights Agreement, dated as of January 22, 2010, between KCSM and Banc of America Securities LLC, as representative of the placement agents listed therein (the “2010 Registration Rights Agreement”), (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 28, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 4.2.1

4.2.2
Form of Rule 144A Restricted Global Note Representing the 8.0% Senior Notes due 2018 (previously filed as Exhibit 4.17 to the Company’s Registration Statement on Form S-4 filed on September 13, 2010, File No. 333-169340) is incorporated herein by reference as Exhibit 4.2.2

4.2.3
Form of Regulation S Restricted Global Note Representing the 8.0% Senior Notes due 2018 (previously filed as Exhibit 4.18 to the Company’s Registration Statement on Form S-4 filed on September 13, 2010, File No. 333-169340) is incorporated herein by reference as Exhibit 4.2.3

4.2.4
Special Global Note Representing the 8.0% Senior Notes due 2018 (previously filed as Exhibit 4.19 to the Company’s Registration Statement on Form S-4 filed on September 13, 2010, File No. 333-169340) is incorporated herein by reference as Exhibit 4.2.4

4.3
Indenture, dated December 20, 2010, between KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $185,000,000 of KCSM’s 6.625% Senior Notes due 2020 (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 20, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 4.3

4.3.1
Registration Rights Agreement, dated December 20, 2010, among KCSM and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Scotia Capital (USA) Inc., BBVA Securities Inc., Citigroup Global Markets Inc. and UBS Securities LLC (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 20, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 4.3.1

4.3.2
Form of Rule 144A Restricted Global Note representing the 6.625% Senior Notes due 2020 (previously filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-4 filed on June 16, 2011, File No. 333-174927) is incorporated herein by reference as Exhibit 4.3.2

4.3.3
Form of Regulation S Restricted Global Note representing the 6.625% Senior Notes due 2020 (previously filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-4 filed on June 16, 2011, File No. 333-174927) is incorporated herein by reference as Exhibit 4.3.3

4.3.4
Special Global Note representing the 6.625% Senior Notes due 2020 (previously filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-4 filed on June 16, 2011, File No. 333-174927) is incorporated herein by reference as Exhibit 4.3.4

4.4
Indenture, dated May 20, 2011, between KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $200,000,000 of KCSM’s 6.125% Senior Notes due 2021, (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 25, 2011, File No. 333-08322) is incorporated herein by reference as Exhibit 4.4

4.4.1
Registration Rights Agreement, dated May 20, 2011, among KCSM and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Scotia Capital (USA) Inc., Banco Bilbao Vizcaya Argentaria, S.A. and Morgan Stanley & Co. Incorporated (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 25, 2011, (File No. 333-08322) is incorporated herein by reference as Exhibit 4.4.1

4.4.2
Form of Rule 144A Restricted Global Note representing the 6.125% Senior Notes due 2021 (previously filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-4 filed on June 16, 2011, File No. 333-174931) is incorporated herein by reference as Exhibit 4.4.2

4.4.3
Form of Regulation S Restricted Global Note representing the 6.125% Senior Notes due 2021 (previously filed as Exhibit 4.11 to the Company’s Registration Statement on Form S-4 filed on June 16, 2011, File No. 333-174931) is incorporated herein by reference as Exhibit 4.4.3

4.4.4
Special Global Note representing the 6.125% Senior Notes due 2021 (previously filed as Exhibit 4.12 to the Company’s Registration Statement on Form S-4 filed on June 16, 2011, File No. 333-174931) is incorporated herein by reference as Exhibit 4.4.4

4.5
Note dated December 13, 2011, issued by KCSM (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 16, 2011, File No. 333-09322) is incorporated herein by reference as Exhibit 4.5

10.1
Concession title granted by the Secretaría de Comunicaciones y Transportes (“SCT”) in favor of Ferrocarril del Noreste, S.A. de C.V. (“FNE”), dated December 2, 1996, together with an English translation (previously filed as Exhibit 2.1 to the Company’s Registration Statement on Form F-4, File No. 333-08322) is incorporated herein by reference as Exhibit 10.1

10.1.1
Amendment, dated February 12, 2001, of concession title granted by SCT in favor of KCSM, formerly known as FNE, December 2, 1996, together with an English translation (previously filed as Exhibit 4.2 to KCSM and Grupo KCSM’s Annual Report on Form 20-F for fiscal year 2000, File No. 333-08322) is incorporated herein by reference as Exhibit 10.1.1

10.1.2
Amendment No. 2, dated November 22, 2006, of concession title granted by SCT in favor of KCSM, formerly known as FNE, December 2, 1996, amended February 12, 2001, together with an English translation (previously filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-4 filed on September 18, 2007, File No. 333-146153) is incorporated herein by reference as Exhibit 10.1.2

10.2
English translation of Employment Agreement, dated as of October 5, 2005, between KCSM and David Weiler Eaton Keener (previously filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-4 on September 13, 2010, File No. 333-169340) is incorporated herein by reference as Exhibit 10.2

10.3
English translation of Employment Agreement, dated as of April 20, 2006, between KCSM and José Guillermo Zozaya Delano (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2006, File No. 333-08322) is incorporated herein by reference as Exhibit 10.3

10.3.1
English translation of Amendment Agreement to the Individual Indefinite Employment Contract of April 20, 2006, dated May 27, 2009, between KCSM and José Guillermo Zozaya Delano (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2009, File No. 333-08322) is incorporated herein by reference as Exhibit 10.3.1

10.4
English translation of Employment Agreement, dated as of January 18, 1999, between KCSM and Oscar Augusto Del Cueto Cuevas (previously filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-4 filed on September 4, 2009, File No. 333-161762) is incorporated herein by reference as Exhibit 10.4

10.5
Loan and Security Agreement, dated as of February 26, 2008, between KCSM and Export Development Canada (previously filed as Exhibit 10.16 of the amendment to the Company’s Registration Statement on Form S-4/A filed on March 26, 2008, File No. 333-146519) is incorporated herein by reference as Exhibit 10.5

10.6
Loan Agreement, dated as of September 24, 2008, between KCSM and DVB Bank AG (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 28, 2008, File No. 333-08322) is incorporated herein by reference as Exhibit 10.6

10.7
Placement Agreement, dated as of January 7, 2010, between Banc of America Securities LLC, as representative of the placement agents listed therein, (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 13, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 10.7

10.8
Trackage Rights Agreement, dated February 9, 2010, between KCSM and Ferromex (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 10.8

10.9
Settlement Agreement, dated February 9, 2010, between KCSM and Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”), Ferrosur S.A. de C.V., Minera México, S.A. de C.V., Infraestructura y Transportes Ferroviarios, S.A. de C.V., Infraestructura y Transportes México, S.A. de C.V., Líneas Ferroviarias de México, S.A. de C.V., Grupo Ferroviario Mexicano, S.A. de C.V., and Grupo México, S.A.B. de C.V. 2016 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 10.9

10.10
Placement Agreement, dated December 14, 2010, among KCSM, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Scotia Capital (USA) Inc., BBVA Securities Inc., Citigroup Global Markets Inc. and UBS Securities LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 10.10

10.11
Placement Agreement, dated May 6, 2011, among KCSM, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Scotia Capital (USA) Inc., Banco Bilbao Vizcaya Argenteria, S.A. and Morgan Stanley & Co. Incorporated (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2011, File No. 333-08322) is incorporated herein by reference as Exhibit 10.11

10.12
Amended and Restated Credit Agreement, dated September 30, 2011, by and between KCSM, the lenders defined therein and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders, J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as joint lead arrangers and joint bookrunners, BBVA Bancomer, S.A., Institución de Banca Múltiple Grupo Financiero BBVA Bancomer, as joint bookrunner and co-documentation agent, and Bank of America, N.A., as co-documentation agent (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2011, File No. 333-08322) is incorporated herein by reference as Exhibit 10.12

10.12.1
Amended and Restated Subsidiary Guaranty, dated as of September 30, 2011, by each subsidiary of KCSM from time to time party thereto, in favor of JPMorgan Chase Bank, N.A., in its capacity as the administrative agent and collateral agent for each of secured parties defined therein (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2011, File No. 333-08332) is incorporated herein by reference as Exhibit 10.12.1

10.12.2
Pledge Without Transfer of Possession Agreement, dated August 30, 2010, entered into by and among KCSM, Arrendadora KCSM, S. de R.L. de C.V., Highstar Harbor Holdings Mexico, S. de R.L. de C.V. , MTC Puerta Mexico, S. de R.L. de C.V., and Vamos a México, S.A. de C.V., and Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledgee (English translation of document executed in Spanish), (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 3, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 10.12.2

10.12.3
Stock Pledge Agreement, dated August 30, 2010, entered into by and among MTC Puerta México, S. de R.L. de C.V and Highstar Harbor Holdings México, S. de R.L. de C.V., as pledgors, Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledgee, and Vamos a México, S.A. de C.V. (English translation of document executed in Spanish), (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 3, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 10.12.3

10.12.4
Partnership Interest Pledge Agreement, dated August 30, 2010, entered into by and among KCSM and KCSM Holdings, LLC, as pledgors, Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledgee and Arrendadora KCSM, S. de R.L. de C.V. (English translation of document executed in Spanish), (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 3, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 10.12.4

10.12.5
Partnership Interest Pledge Agreement, dated August 30, 2010, entered into by and among KCSM and Nafta Rail, S.A. de C.V., as pledgors, Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledgee and Highstar Harbor Holdings México, S. de R.L. de C.V. (English translation of document executed in Spanish), (previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 3, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 10.12.5

10.12.6
Partnership Interest Pledge Agreement, dated August 30, 2010, entered into by and among Highstar Harbor Holdings México, S. de R.L. de C.V. and Nafta Rail, S.A. de C.V., as pledgors, Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledgee and MTC Puerta México, S. de R.L. de C.V. (English translation of document executed in Spanish), (previously filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on September 3, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 10.12.6

10.12.7
Assignment and Amendment Agreement, dated September 30, 2011, entered into by and among KCSM, Arrendadora KCSM, S. de R.L. de C.V., Highstar Harbor Holdings Mexico, S. de R.L. de C.V., MTC Puerta Mexico, S. de R.L. de C.V., Vamos a México, S.A. de C.V., Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, as original collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as original pledgee, and JPMorgan Chase Bank, N.A., a new collateral agent, acting on its own behalf and for the benefit of the secured parties and new pledgee (English translation of document executed in Spanish), (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 3, 2011, File No. 333-08322) is incorporated herein by reference as Exhibit 10.12.7

10.12.8
Assignment and Amendment Agreement, dated September 30, 2011, entered into by and among MTC Puerta México, S. de R.L. de C.V and Highstar Harbor Holdings México, S. de R.L. de C.V., as pledgors, Vamos a México, S.A. de C.V., Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as original collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as original pledgee, and JPMorgan Chase Bank, N.A., a new collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as new pledgee (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 3, 2011, File No. 333-08322) is incorporated herein by reference as Exhibit 10.12.8

10.12.9
Assignment and Amendment Agreement, dated September 30, 2011, entered into by and among KCSM and KCSM Holdings, LLC, as pledgors, Arrendadora KCSM S. de R.L. de C.V., Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as original collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as original pledgee, and JPMorgan Chase Bank, N.A., as new collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties as new pledgee (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 3, 2011, File No. 333-08322) is incorporated herein by reference as Exhibit 10.12.9

10.12.10
Assignment and Amendment Agreement, dated September 30, 2011, entered into by and among KCSM and Nafta Rail, S.A. de C.V., as pledgors, Highstar Harbor Holdings México, S. de R.L. de C.V., Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as original collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as original pledgee, and JPMorgan Chase Bank, N.A., as new collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties as new pledgee (previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 3, 2011, File No. 333-08322) is incorporated herein by reference as Exhibit 10.12.10

10.12.11
Assignment and Amendment Agreement, dated September 30, 2011, entered into by and among Highstar Harbor Holdings México, S. de R.L. de C.V. and Nafta Rail, S.A. de C.V., as pledgors, MTC Puerta México, S. de R.L. de C.V., Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as original collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as original pledgee, and JPMorgan Chase Bank, N.A., as new collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties as new pledgee (previously filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 3, 2011, File No. 333-08322) is incorporated herein by reference as Exhibit 10.12.11

10.12.12
Amended and Restated Intercompany Subordination Agreement, dated as of September 30, 2011, by and between KCSM and each of the subordinated debtors and subordinated creditors each defined therein, in favor of JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for each of the secured parties defined therein (previously filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 3, 2011, File No. 333-08322) is incorporated herein by reference as Exhibit 10.12.12

10.13
Form of Loan Agreement between General Electric Capital Corporation and KCSM, dated September 1, 2011 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 21, 2011, File No. 333-08322) is incorporated herein by reference as Exhibit 10.14

12.1	Computation of Ratio of Earnings to Fixed Charges

24.1	Power of Attorney (contained in the signature page herein)

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

101
The following financial information from KCSM’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the years ended December 31, 2011, 2010, and 2009, (ii) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009, (iv) Consolidated Statements of Changes in Equity and Comprehensive Income for the Three Years ended December 31, 2011, 2010, and 2009, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kansas City Southern de México, S.A. de C.V.

By	/s/ José Guillermo Zozaya Delano
José Guillermo Zozaya Delano
President and Executive Representative

February 8, 2012
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 8, 2012.

Signature	Title

/s/ Michael R. Haverty	President of the Board of Directors and Director
Michael R. Haverty

/s/ José Guillermo Zozaya Delano	President and Executive Representative (Principal Executive Officer)
José Guillermo Zozaya Delano

/s/ Michael W. Upchurch	Chief Financial Officer (Principal Financial Officer)
Michael W. Upchurch

/s/ Mary K. Stadler	Chief Accounting Officer (Principal Accounting Officer)
Mary K. Stadler

/s/ David L. Starling	Vice President of the Board of Directors and Director
David L. Starling

/s/ Patrick J. Ottensmeyer	Director
Patrick J. Ottensmeyer

/s/ David R. Ebbrecht	Director
David R. Ebbrecht

Kansas City Southern de México, S.A. de C.V.
2011 Form 10-K Annual Report
Index to Exhibits

Exhibit	Document
12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of José Guillermo Zozaya Delano, President and Executive Representative of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael W. Upchurch, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

101
The following financial information from Kansas City Southern de México, S.A. de C.V.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Income for the years ended December 31, 2011, 2010, and 2009, (ii) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009, (iv) Consolidated Statements of Changes in Equity and Comprehensive Income for the Three Years ended December 31, 2011, 2010, and 2009, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text