Form 10-Q
period 2012-03-31
Kansas City Southern de Mexico, S.A. de C.V.
filed 2012-04-24
CIK 1055294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2012: 4,785,510,235
Kansas City Southern de México, S.A. de C.V. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Form 10-Q
March 31, 2012

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Form 10-Q
March 31, 2012
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Introductory Comments
The unaudited Consolidated Financial Statements included herein have been prepared by Kansas City Southern de México, S.A. de C.V. (“KCSM” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). For the purposes of this report, unless the context otherwise requires, all references herein to “KCSM” and the “Company” shall mean Kansas City Southern de México, S.A. de C.V. and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Results for the three months ended March 31, 2012 are not necessarily indicative of the results expected for the full year ending December 31, 2012.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
	2012	2011
	(In millions) (Unaudited)
Revenues	$245.2	$218.2
Operating expenses:
Compensation and benefits	35.1	30.7
Purchased services	36.2	31.1
Fuel	39.5	33.8
Equipment costs	18.1	20.5
Depreciation and amortization	22.1	21.2
Materials and other	11.3	12.7
Total operating expenses	162.3	150.0
Operating income	82.9	68.2
Equity in net earnings of unconsolidated affiliates	0.8	0.8
Interest expense	(22.5)	(19.9)
Foreign exchange gain	2.9	—
Other income (expense), net	(0.1)	1.8
Income before income taxes	64.0	50.9
Income tax expense	27.2	17.4
Net income	36.8	33.5
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax of $0.0 million for all periods presented	0.9	0.4
Other comprehensive income	0.9	0.4
Comprehensive income	$37.7	$33.9

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(In millions, except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54.8	$15.7
Accounts receivable, net	108.0	83.4
Related company receivables	21.0	6.6
Materials and supplies	35.7	35.4
Deferred income taxes	127.5	145.4
Other current assets	80.5	83.9
Total current assets	427.5	370.4
Investments	13.0	11.3
Property and equipment (including concession assets), net	2,412.3	2,413.1
Other assets	89.3	101.0
Total assets	$2,942.1	$2,895.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$16.9	$17.2
Related company debt	39.0	39.0
Accounts payable and accrued liabilities	152.9	137.8
Related company payables	5.1	6.7
Total current liabilities	213.9	200.7
Long-term debt	940.9	945.8
Related company debt	217.5	217.5
Deferred income taxes	122.8	127.4
Other noncurrent liabilities and deferred credits	82.0	77.1
Total liabilities	1,577.1	1,568.5
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 4,785,510,235 shares authorized, issued without par value	267.3	267.3
Additional paid-in capital	243.6	243.6
Retained earnings	857.3	820.5
Accumulated other comprehensive loss	(3.2)	(4.1)
Total stockholders’ equity	1,365.0	1,327.3
Total liabilities and stockholders’ equity	$2,942.1	$2,895.8

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2012	2011
	(In millions) (Unaudited)
Operating activities:
Net income	$36.8	$33.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22.1	21.2
Deferred income taxes	13.3	17.4
Equity in net earnings of unconsolidated affiliates	(0.8)	(0.8)
Deferred compensation	7.3	5.0
Cash payments related to hurricane damage	—	(1.0)
Insurance proceeds related to hurricane damage	—	10.5
Changes in working capital items:
Accounts receivable	(24.6)	(14.2)
Related companies	(4.8)	(8.9)
Materials and supplies	(0.4)	4.7
Other current assets	0.3	7.5
Accounts payable and accrued liabilities	24.7	(7.3)
Other, net	1.8	(1.0)
Net cash provided by operating activities	75.7	66.6
Investing activities:
Capital expenditures	(32.6)	(37.0)
Insurance proceeds related to hurricane damage	—	4.5
Proceeds from disposal of property	1.6	0.6
Other, net	(0.2)	—
Net cash used for investing activities	(31.2)	(31.9)
Financing activities:
Repayment of long-term debt	(5.4)	(4.1)
Net cash used for financing activities	(5.4)	(4.1)
Cash and cash equivalents:
Net increase during each period	39.1	30.6
At beginning of year	15.7	37.0
At end of period	$54.8	$67.6

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Accounting Policies, Interim Financial Statements and Basis of Presentation
In the opinion of the management of KCSM, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal and recurring nature. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results to be expected for the full year ending December 31, 2012. Certain prior year amounts have been reclassified to conform to the current year presentation.
Effective January 1, 2012, the Company adopted, on a retrospective basis, the new accounting guidance on the presentation of comprehensive income. As a result of the adoption, the Company reports net income and other comprehensive income in a single statement.

2.	Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	March 31, 2012	December 31, 2011
Land	$76.4	$76.2
Concession land rights	141.2	141.2
Road property	2,120.1	2,092.3
Equipment	495.5	493.7
Technology and other	20.5	20.1
Construction in progress	64.6	78.4
Total property	2,918.3	2,901.9
Accumulated depreciation and amortization	506.0	488.8
Property and equipment (including concession assets), net	$2,412.3	$2,413.1
Concession assets, net of accumulated amortization of $358.3 million and $347.1 million, totaled $1,855.8 million and $1,855.1 million at March 31, 2012 and December 31, 2011, respectively.

3.	Fair Value Measurements
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable and accounts payable. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt, including related company debt, is estimated using quoted market prices when available, which is classified as Level 1 in the fair value hierarchy. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality, which is classified as Level 2. The fair value of the Company’s debt was $1,314.0 million and $1,297.1 million at March 31, 2012 and December 31, 2011, respectively. The carrying value was $1,214.3 million and $1,219.5 million at March 31, 2012 and December 31, 2011, respectively. If the Company's debt was measured at fair value, it would have been classified as Level 1 and Level 2 in the fair value hierarchy.

4.	Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), the Mexican government has the right to receive a payment from the Company equivalent to 0.5% of the gross revenues during the first 15 years of the Concession period and, beginning on June 24, 2012, 1.25% of the gross revenues for the remaining years of the Concession period. For the three months ended March 31, 2012, the concession duty expense, which is recorded within operating expenses, was $1.3 million compared to $1.1 million for the same period in 2011.

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
Environmental Liabilities. The Company’s operations are subject to Mexican federal and state laws and regulations relating to the protection of the environment through the establishment of standards for water discharge, water supply, emissions, noise pollution, hazardous substances and transportation and handling of hazardous and solid waste. The Mexican government may bring administrative and criminal proceedings and impose economic sanctions against companies that violate environmental laws and temporarily or even permanently close non-complying facilities.
The risk of incurring environmental liability is inherent in the railroad industry. As part of serving the petroleum and chemicals industry, the Company transports hazardous materials and has a professional team available to respond to and handle environmental issues that might occur in the transport of such materials.
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
Certain Disputes with Ferromex. KCSM and Ferrocarril Mexicano, S.A. de C.V. ("Ferromex") use certain trackage rights, haulage rights and interline services (the “Services”) provided by each other. The rates to be charged after January 1, 2009, were agreed to pursuant to the Trackage Rights Agreement, dated February 9, 2010 (the “Trackage Rights Agreement”), between KCSM and Ferromex. The rates payable for these Services for the period beginning in 1998 through December 31, 2008 are still not resolved. If KCSM cannot reach an agreement with Ferromex for rates applicable for Services prior to January 1, 2009, which are not subject to the Trackage Rights Agreement, the Secretaría de Comunicaciones y Transportes (“Secretary of Communications and Transportation” or “SCT”) is entitled to set the rates in accordance with Mexican law and regulations. KCSM and Ferromex both initiated administrative proceedings seeking a determination by the SCT of the rates that KCSM and Ferromex should pay each other in connection with the Services. The SCT issued rulings in 2002 and 2008 setting the rates for the Services, and both KCSM and Ferromex challenged these rulings.
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
SCT Sanction Proceedings. On July 23, 2008, the SCT delivered notice to KCSM of proceedings against KCSM, claiming, among other things, that KCSM refused to grant Ferromex access to certain trackage over which Ferromex alleges it has trackage rights on six different occasions and thus denied Ferromex the ability to provide service to a Mexican subsidiary of a large U.S. auto manufacturer at this location. On July 15, 2010, the SCT resolved to consolidate these six sanction proceedings into a single proceeding, determining that the actions that motivated the underlying claims constitute a single occasion. On February 27, 2012, the SCT dismissed this proceeding on the basis that the extent of the Ferromex trackage rights had not been determined prior to the time KCSM refused Ferromex access.
Contractual Agreements. In the normal course of business, the Company enters into various contractual agreements related to commercial arrangements and the use of other railroads’ or governmental entities’ infrastructure needed for the operations of the business. The Company is involved or may become involved in certain disputes involving transportation rates, product loss or damage, charges and interpretations related to these agreements. While the outcome of these matters cannot be predicted with certainty, the Company does not believe, when resolved, that these disputes will have a material effect on its consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Credit Risk. The Company continually monitors risks related to the economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness or further weakening in economic trends could have a significant impact on the collectability of KCSM’s receivables and operating results. If the financial condition of KCSM’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at March 31, 2012.
Income Tax. Tax returns filed by the Company for 2005 and from 2007 through the current year remain open to examination by the taxing authorities. The 2006 tax return is closed to examination except for certain depreciation adjustments included on an amended return. In March 2012, the 2004 tax return audit was completed without adjustment. The 2005 tax return is currently under examination. The Company believes that no provision is required as it expects to resolve these audits without adjustment. However, an unexpected adverse resolution could have a material effect on the consolidated financial statements in a particular quarter or fiscal year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: competition and consolidation within the transportation industry; the business environment in industries that produce and consume rail freight; revocation of KCSM's concession; the termination, or failure to renew, agreements with customers, other railroads and third parties; interest rates; access to capital; disruptions to the Company's technology infrastructure, including its computer systems; natural events such as severe weather, hurricanes and floods; market and regulatory responses to climate change; credit risk of customers and counterparties and their failure to meet their financial obligations; legislative and regulatory developments and disputes; rail accidents or other incidents or accidents along KCSM's rail network, facilities or customer facilities involving the release of hazardous materials, including toxic inhalation hazards; fluctuation in prices or availability of key materials, in particular diesel fuel; dependency on certain key suppliers of core rail equipment; changes in securities and capital markets; labor difficulties, including strikes and work stoppages; insufficiency of insurance to cover lost revenue, profits or other damages; acts of terrorism or risk of terrorist activities; war or risk of war; domestic and international economic conditions; political and economic conditions in Mexico and the level of trade between Mexico and the United States; and the outcome of claims and litigation. For more discussion about each risk factor, see Part I, Item 1A –“Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which is on file with the U.S. Securities and Exchange Commission (File No. 333-08322) and any updates contained herein. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the timing when, or by which, such performance or results will be achieved. As a result, actual outcomes or results could materially differ from those indicated in forward-looking statements. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements.
This discussion is intended to clarify and focus on Kansas City Southern de México, S. A. de C.V.’s (“KCSM” or the “Company”) results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 1 of this Form 10-Q, and has been abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with those consolidated financial statements and the related notes and is qualified by reference to them.
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial position and results of operations is based upon its consolidated financial statements. The preparation of these consolidated financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets and liabilities. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the accounting for assets and liabilities that are not readily apparent from other sources. If the estimates differ materially from actual results, the impact on the consolidated financial statements may be material. The Company’s critical accounting policies are disclosed in the 2011 Annual Report on Form 10-K.
First Quarter Analysis
The Company reported quarterly net income of $36.8 million for the three months ended March 31, 2012, compared to quarterly net income of $33.5 million for the same period in 2011. The Company reported a $27.0 million increase in revenues during the three months ended March 31, 2012, compared to the same period in 2011, driven primarily by the overall increase in carload/unit volumes, positive pricing impacts and increased fuel surcharge, partially offset by fluctuations in the value of the Mexican peso against the value of the U.S. dollar for revenues denominated in Mexican pesos.
Operating expenses increased $12.3 million compared to the same period in 2011, primarily due to higher volumes, increases in fuel prices and compensation and benefits expense, partially offset by fluctuations in the value of the Mexican peso against the value of the U.S. dollar for operating expenses denominated in Mexican pesos.
KCSM’s revenues and operating expenses are affected by fluctuations in the value of the Mexican peso against the value of the U.S. dollar. Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations generally offset, with insignificant net impacts to operating income.
Operating expenses as a percentage of revenues declined to 66.2% for the three months ended March 31, 2012, compared to 68.7% for the same period in 2011.

Recent Development
On April 19, 2012, KCSM, a wholly-owned subsidiary of Kansas City Southern (“KCS”), presented for ratification a labor agreement between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la Republica Mexicana (“Mexican Railroad Union”) before the Mexican Junta Federal de Conciliacion y Arbitraje (“Federal Labor Board of Conciliation and Arbitration”), which the Federal Labor Board of Conciliation and Arbitration ratified. This labor agreement finalized compensation terms for the period from July 1, 2012 through June 30, 2013, and also contains terms that enable KCS to complete an organizational restructuring whereby all employees of KCSM will become employees of KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly-owned subsidiary of KCS. KCSM Servicios will provide employee services to KCSM, and KCSM will pay KCSM Servicios market-based rates for these services. The effective date of this organizational restructuring is expected to be in the second quarter of 2012.
Mexican employees are statutorily entitled to receive Participacion de los Trabajadores en las Utilidades (Mexican Statutory Profit Sharing). The related cash payment to employees is based on an employer’s net profit determined under accounting principles prescribed in Mexican law, rather than its net profit determined under U.S. generally accepted accounting principles. U.S. generally accepted accounting principles require the recording of deferred liabilities or assets for financial reporting purposes on the differences between the amounts determined under the two different accounting principles.
As a result of the organizational restructuring, KCSM’s obligation to pay Mexican Statutory Profit Sharing will terminate on the effective date. Accordingly, in the second quarter of 2012, KCSM will eliminate a related net deferred liability, resulting in approximately a cumulative $40.0 million pre-tax, non-cash reduction in operating expense. Also in the second quarter of 2012, KCSM will record a $7.0 million pre-tax, non-cash reversal of deferred Mexican Statutory Profit Sharing expense included in Compensation and Benefits in the first quarter of 2012.
KCSM Servicios will become obligated to pay Mexican Statutory Profit Sharing to its employees on the effective date of the organizational restructuring. On an annualized basis, the combined total of Mexican Statutory Profit Sharing cash payments and related cash payments made to union employees will increase by an average of approximately 37% per union employee compared to payments previously made by KCSM. Further, the labor agreement is expected to reduce variability for both KCSM Servicios and union employees regarding the level of future cash payments.
On an ongoing basis, due to the nature of KCSM Servicios’ operations, differences between KCSM Servicios’ net profit determined under accounting principles prescribed in Mexican law and net profit determined under U.S. generally accepted accounting principles are not expected to be significant, and market rates charged by KCSM Servicios to KCSM will not include any significant net deferred Mexican Statutory Profit Sharing expense.
Results of Operations
The following summarizes KCSM’s consolidated income statement components (in millions):

	Three Months Ended		Change Dollars
	March 31,
	2012	2011
Revenues	$245.2	$218.2	$27.0
Operating expenses	162.3	150.0	12.3
Operating income	82.9	68.2	14.7
Equity in net earnings of unconsolidated affiliates	0.8	0.8	—
Interest expense	(22.5)	(19.9)	(2.6)
Foreign exchange gain	2.9	—	2.9
Other income (expense), net	(0.1)	1.8	(1.9)
Income before income taxes	64.0	50.9	13.1
Income tax expense	27.2	17.4	9.8
Net income	$36.8	$33.5	$3.3

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Chemical and petroleum	$47.0	$44.4	6%	23.9	24.3	(2)%	$1,967	$1,827	8%
Industrial and consumer products	60.6	53.1	14%	41.3	40.3	2%	1,467	1,318	11%
Agriculture and minerals	50.8	46.5	9%	28.1	25.6	10%	1,808	1,816	—%
Total general commodities	158.4	144.0	10%	93.3	90.2	3%	1,698	1,596	6%
Energy (ii)	6.4	7.1	(10)%	7.0	7.0	—%	914	1,014	(10)%
Intermodal	42.2	33.3	27%	109.5	87.4	25%	385	381	1%
Automotive	34.5	29.1	19%	20.7	18.4	13%	1,667	1,582	5%
Carload revenues, carloads and units	241.5	213.5	13%	230.5	203.0	14%	1,048	1,052	—%
Other revenue	3.7	4.7	(21)%
Total revenues (i)	$245.2	$218.2	12%
(i) Included in revenues:
Fuel surcharge	$33.4	$25.2
(ii) Effective January 1, 2012, the Company established the Energy commodity group, which includes the previous Coal commodity group and certain amounts previously included within the Agriculture and minerals commodity group. Prior period amounts have been reclassified to conform to the current year presentation.

Freight revenues include both revenue for transportation services and fuel surcharges. For the three months ended March 31, 2012, revenues increased $27.0 million compared to the same period in 2011, primarily due to an increase in carload/unit volumes, positive pricing impacts and increased fuel surcharge, partially offset by fluctuations in the value of the Mexican peso against the value of the U.S. dollar for revenues denominated in Mexican pesos.
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
The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended March 31, 2012
Chemical and petroleum. Revenues increased $2.6 million for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to increases in pricing and fuel surcharge, partially offset by fluctuations in the value of the Mexican peso against the value of the U.S. dollar. Petroleum volumes decreased due to a customer's lost business, partially offset by increased volumes in plastics and chemicals used to manufacture glass and paint as a result of continuing growth in the automotive industry.

Industrial and consumer products. Revenues increased $7.5 million for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to an increase in pricing, fuel surcharge and volume, partially offset by fluctuations in the value of the Mexican peso against the value of the U.S. dollar. Metals and scrap business growth was primarily due to growing demand for slab and steel coil driven by continuing growth in the automotive industry and appliance manufacturing.

Agriculture and minerals. Revenues increased $4.3 million for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to an increase in volume, partially offset by fluctuations in the value of the Mexican peso against the value of the U.S. dollar. In the first quarter of 2011, revenues were negatively impacted as traffic patterns shifted due to a decline in cross border traffic into Mexico as availability of crops from a strong Mexico harvest was sufficient to meet local demand. In the first quarter of 2012, cross border grain shipments improved. This increase was partially offset by decreases in food products due to distribution pattern changes in Mexico.

Stone, Clay, & Glass 4%
Ores & Minerals 2%
Food Products 28%
Grain 66%

Energy. Revenues decreased $0.7 million for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to a decrease in pricing and fluctuations in the value of the Mexican peso against the value of the U.S. dollar.
Intermodal. Revenues increased $8.9 million for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to an increase in volume. Growth was driven by increased cross border and domestic business, conversion of truck traffic to rail and South American/trans-Pacific container volume.
Automotive. Revenues increased $5.4 million for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to increases in volume and pricing, partially offset by fluctuations in the value of the Mexican peso against the value of the U.S. dollar. The volume increase was driven by strong year over year growth in North American automobile sales for Original Equipment Manufacturers, new cross border vehicle routings, increased import/export volume through the Port of Lazaro Cardenas and the shipment of new automobile models.
Operating Expenses
Operating expenses, as shown below (in millions), increased $12.3 million for the three months ended March 31, 2012, when compared to the same period in 2011, primarily due to higher volumes, increases in fuel prices and compensation and benefits expense, partially offset by fluctuations in the value of the Mexican peso against the value of the U.S. dollar for operating expenses denominated in Mexican pesos.

	Three Months Ended
	March 31,		Change
	2012	2011	Dollars	Percent
Compensation and benefits	$35.1	$30.7	$4.4	14%
Purchased services	36.2	31.1	5.1	16%
Fuel	39.5	33.8	5.7	17%
Equipment costs	18.1	20.5	(2.4)	(12)%
Depreciation and amortization	22.1	21.2	0.9	4%
Materials and other	11.3	12.7	(1.4)	(11)%
Total operating expenses	$162.3	$150.0	$12.3	8%

Compensation and benefits. Compensation and benefits increased $4.4 million for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to increases in statutory profit sharing expense, carload/unit volumes and annual salary and benefit rates. These increases were partially offset by fluctuations in the value of the Mexican peso against the value of the U.S. dollar.
Purchased services. Purchased services expense increased $5.1 million for the three months ended March 31, 2012, compared to the same period in 2011, due to increases in volume-sensitive costs, primarily freight car repairs, terminal services, locomotive maintenance expense and an increase in corporate expenses.
Fuel. Fuel expense increased $5.7 million for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to higher diesel fuel prices as the average price per gallon, including the favorable impact of foreign exchange fluctuations, increased by approximately 3%, higher consumption due to an increase in carload/unit volumes and decreased fuel efficiency.
Equipment costs. Equipment costs decreased $2.4 million for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to lower locomotive lease expense due to the acquisition of 75 locomotives during the third quarter of 2011, which were previously leased by the Company under an operating lease agreement. This decrease was partially offset by an increase in the use of other railroads’ freight cars due to increased traffic volumes.
Depreciation and amortization. Depreciation and amortization expense increased $0.9 million for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to a larger asset base.
Materials and other. Materials and other expense decreased $1.4 million for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to decreased casualty expense due to lower derailment activity. The Company expects materials and other expense to increase by approximately $4.0 million for the year ending December 31, 2012 due to an increase in the concession duty rate. KCSM currently pays concession duty expense of 0.5% of gross revenues, and beginning on June 24, 2012, KCSM will pay 1.25% of gross revenues for the remaining years of the Concession.
Non-Operating Income and Expenses
Equity in net earnings of unconsolidated affiliates. Equity in earnings from unconsolidated affiliates was flat for the three months ended March 31, 2012, compared to the same period in 2011.
Interest expense. Interest expense increased $2.6 million for the three months ended March 31, 2012, compared to the same period in 2011, primarily due to higher average debt balances, partially offset by lower average interest rates. During the three months ended March 31, 2012, the average debt balance was $1,216.8 million compared to $922.3 million for the same period in 2011.
Foreign exchange. Foreign exchange gain increased $2.9 million for the three months ended March 31, 2012, compared to the same period in 2011, due to fluctuations in the value of the Mexican peso against the value of the U.S. dollar.
Other income (expense), net. Other income (expense), net decreased $1.9 million for the three months ended March 31, 2012, compared to the same period in 2011, primarily attributable to lower miscellaneous income.
Income tax expense. Income tax expense increased $9.8 million for the three months ended March 31, 2012, compared to the same period in 2011, due to a higher effective income tax rate and higher pre-tax income. The effective income tax rate was 42.5% for the three months ended March 31, 2012, compared to 34.2% for the same period in 2011. The increase in the effective income tax rate was primarily due to foreign exchange rate fluctuations.
Liquidity and Capital Resources
Overview
KCSM’s primary uses of cash are to support operations; maintain and improve its railroad; pay debt service costs; acquire new and maintain existing locomotives, rolling stock and other equipment; and meet other obligations. Though KCSM’s cash flows from operations are sufficient to fund operations, capital expenditures and debt service, the Company may, from time to time, use external sources of cash (principally bank debt, public and private debt, and leases) to refinance existing indebtedness and to fund new investments and equipment additions. On March 31, 2012, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was approximately $254.8 million.

The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt capital markets and other available financing resources will be sufficient to fund anticipated operating, capital and debt service requirements and other commitments in the foreseeable future.
As of March 31, 2012, KCSM had a debt to capitalization ratio (total debt as a percentage of total debt plus total equity) of 47.1%. KCSM’s primary sources of liquidity are cash flows generated from operations, borrowings under its revolving credit facility and access to debt capital markets. Although KCSM has had adequate access to capital markets, the financial terms under which funding has been obtained contain restrictive covenants, which limit or preclude certain actions, including the ability to incur additional debt for any purpose other than refinancing existing debt, create or suffer to exist additional liens, make prepayments of particular debt, pay dividends on common stock, make investments, engage in transactions with stockholders and affiliates, sell certain assets and engage in mergers and consolidations or in sale-leaseback transactions. Though these covenants may restrict or prohibit certain activities, the covenants contain a number of qualifications, thresholds and exceptions that provide the Company with what management believes is an appropriate degree of flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of March 31, 2012. For a discussion of the agreements representing the indebtedness of KCSM, see “Item 8 Financial Statements and Supplemental Data – Note 7. Long-Term Debt” in KCSM's Annual Report on Form 10-K for the year ended December 31, 2011.
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
Cash Flow Information
Summary cash flow data follows (in millions):

	Three Months Ended
	March 31,
	2012	2011
Cash flows provided by (used for):
Operating activities	$75.7	$66.6
Investing activities	(31.2)	(31.9)
Financing activities	(5.4)	(4.1)
Net increase in cash and cash equivalents	39.1	30.6
Cash and cash equivalents beginning of year	15.7	37.0
Cash and cash equivalents end of period	$54.8	$67.6
Cash flows from operating activities increased $9.1 million for the three-month period ended March 31, 2012, compared to the same period in 2011, primarily as a result of increased net income from higher carload/unit volumes, positive pricing impacts and changes in working capital items resulting mainly from the timing of certain payments and receipts. These increases were partially offset by insurance proceeds related to hurricane damage received during the first quarter of 2011. Net cash used for investing activities decreased $0.7 million, primarily due to a decrease in capital expenditures, partially offset by insurance proceeds related to hurricane damage received in the first quarter of 2011. Additional information regarding capital expenditures is provided below. Net cash used for financing activities increased $1.3 million primarily due to debt payments.

Capital Expenditures
KCSM’s cash flows from operations are sufficient to fund capital expenditures, however, the Company may, from time to time, use external sources of cash (principally bank debt, public debt and private debt) to fund capital expenditures.
The following table summarizes capital expenditures by type (in millions):

	Three Months Ended
	March 31,
	2012	2011
Roadway capital program	$18.3	$21.8
Equipment	2.6	1.0
Information technology	0.7	0.4
Other	1.4	4.9
Total capital expenditures (accrual basis)	23.0	28.1
Change in capital accruals	9.6	8.9
Total cash capital expenditures	$32.6	$37.0
For 2012, internally generated cash flows are expected to fund cash capital expenditures, currently estimated at approximately $150.0 million.
Other Matters
KCSM union employees are covered by one labor agreement, which was signed on June 23, 1997, between KCSM and the Mexican Railroad Union, for a term of 50 years, for the purpose of regulating the relationship between the parties. Approximately 80% of KCSM employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. On April 19, 2012, KCSM presented for ratification a labor agreement between KCSM and the Mexican Railroad Union before the Federal Labor Board of Conciliation and Arbitration, which the Federal Labor Board of Conciliation and Arbitration ratified. This labor agreement finalized compensation terms for the period from July 1, 2012 through June 30, 2013, and also contains terms that enable KCS to complete an organizational restructuring whereby all employees of KCSM will become employees of KCSM Servicios, a wholly-owned subsidiary of KCS. KCSM Servicios will provide employee services to KCSM, and KCSM will pay KCSM Servicios market-based rates for these services. The effective date of this organizational restructuring is expected to be in the second quarter of 2012. The union labor negotiation with the Mexican Railroad Union has not historically resulted in any strike, boycott or other disruption in KCSM’s business operations.

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

(b) Changes in Internal Control over Financial Reporting.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
For information related to the Company’s settlements and other legal proceedings, see Note 4 “Commitments and Contingencies,” under Part I, Item 1, of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors
There were no material changes during the quarter to the Risk Factors disclosed in Item 1A, “Risk Factors,” in KCSM’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Item 3.	Defaults Upon Senior Securities
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Item 4.	Mine Safety Disclosures
Omitted pursuant to General Instruction H(2)(b) of Form 10-Q.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibits Filed with this Report

31.1	Principal Executive Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.1.

31.2	Principal Financial Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 31.2.

32.1	Principal Executive Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.1.

32.2	Principal Financial Officer’s Certification furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached to this Form 10-Q as Exhibit 32.2.

101
The following financial information from Kansas City Southern de México, S.A. de C.V.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (ii) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on April 24, 2012.

Kansas City Southern de México, S.A. de C.V.

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Chief Financial Officer
(Principal Financial Officer)

/s/ MARY K. STADLER
Mary K. Stadler
Chief Accounting Officer
(Principal Accounting Officer)