Form 10-Q
period 2012-06-30
Kansas City Southern de Mexico, S.A. de C.V.
filed 2012-07-17
CIK 1055294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2012: 4,785,510,235
Kansas City Southern de México, S.A. de C.V. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Form 10-Q
June 30, 2012

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Form 10-Q
June 30, 2012
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Introductory Comments
The unaudited Consolidated Financial Statements included herein have been prepared by Kansas City Southern de México, S.A. de C.V. (“KCSM” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). For the purposes of this report, unless the context otherwise requires, all references herein to “KCSM” and the “Company” shall mean Kansas City Southern de México, S.A. de C.V. and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Results for the three and six months ended June 30, 2012, are not necessarily indicative of the results expected for the full year ending December 31, 2012.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In millions) (Unaudited)
Revenues	$248.2	$246.7	$493.4	$464.9
Operating expenses:
Compensation and benefits	28.6	32.8	63.7	63.5
Purchased services	36.7	34.8	72.9	65.9
Fuel	39.2	40.8	78.7	74.6
Equipment costs	18.7	22.0	36.8	42.5
Depreciation and amortization	22.4	20.9	44.5	42.1
Materials and other	13.1	16.3	24.4	29.0
Elimination of deferred statutory profit sharing liability, net	(43.0)	—	(43.0)	—
Total operating expenses	115.7	167.6	278.0	317.6
Operating income	132.5	79.1	215.4	147.3
Equity in net earnings of unconsolidated affiliates	0.7	0.7	1.5	1.5
Interest expense	(22.2)	(19.6)	(44.7)	(39.5)
Debt retirement costs	—	(10.3)	—	(10.3)
Foreign exchange gain (loss)	(2.8)	0.4	0.1	0.4
Other income (expense), net	—	0.3	(0.1)	2.1
Income before income taxes	108.2	50.6	172.2	101.5
Income tax expense	36.8	18.4	64.0	35.8
Net income	71.4	32.2	108.2	65.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0.0 million for all periods presented	(0.7)	0.1	0.2	0.5
Other comprehensive income (loss)	(0.7)	0.1	0.2	0.5
Comprehensive income	$70.7	$32.3	$108.4	$66.2

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(In millions, except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44.6	$15.7
Accounts receivable, net	101.3	83.4
Related company receivables	34.7	6.6
Materials and supplies	35.0	35.4
Deferred income taxes	100.4	145.4
Other current assets	70.5	83.9
Total current assets	386.5	370.4
Investments	10.8	11.3
Property and equipment (including concession assets), net	2,427.7	2,413.1
Other assets	79.4	101.0
Total assets	$2,904.4	$2,895.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$17.7	$17.2
Related company debt	39.0	39.0
Accounts payable and accrued liabilities	127.8	137.8
Related company payables	28.4	6.7
Total current liabilities	212.9	200.7
Long-term debt	940.0	945.8
Related company debt	175.7	217.5
Deferred income taxes	128.2	127.4
Other noncurrent liabilities and deferred credits	11.9	77.1
Total liabilities	1,468.7	1,568.5
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 4,785,510,235 shares authorized, issued without par value	267.3	267.3
Additional paid-in capital	243.6	243.6
Retained earnings	928.7	820.5
Accumulated other comprehensive loss	(3.9)	(4.1)
Total stockholders’ equity	1,435.7	1,327.3
Total liabilities and stockholders’ equity	$2,904.4	$2,895.8

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2012	2011
	(In millions) (Unaudited)
Operating activities:
Net income	$108.2	$65.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44.5	42.1
Deferred income taxes	45.8	35.8
Equity in net earnings of unconsolidated affiliates	(1.5)	(1.5)
Deferred compensation	7.3	9.1
Elimination of deferred statutory profit sharing liability	(47.8)	—
Distributions from unconsolidated affiliates	2.3	2.3
Cash payments related to hurricane damage	—	(1.1)
Insurance proceeds related to hurricane damage	—	21.7
Debt retirement costs	—	10.3
Changes in working capital items:
Accounts receivable	(18.1)	(33.6)
Related companies	2.5	(16.5)
Materials and supplies	1.7	0.2
Other current assets	(1.5)	10.5
Accounts payable and accrued liabilities	0.8	(4.6)
Other, net	3.2	(0.4)
Net cash provided by operating activities	147.4	140.0
Investing activities:
Capital expenditures	(71.6)	(68.8)
Insurance proceeds related to hurricane damage	—	8.3
Proceeds from disposal of property	4.2	3.1
Other, net	(0.4)	—
Net cash used for investing activities	(67.8)	(57.4)
Financing activities:
Proceeds from issuance of long-term debt	—	200.0
Repayment of long-term debt	(8.9)	(206.0)
Repayments of related company debt	(41.8)	—
Debt costs	—	(12.9)
Net cash used for financing activities	(50.7)	(18.9)
Cash and cash equivalents:
Net increase during each period	28.9	63.7
At beginning of year	15.7	37.0
At end of period	$44.6	$100.7

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Accounting Policies, Interim Financial Statements and Basis of Presentation
In the opinion of the management of KCSM, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal and recurring nature. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three and six months ended June 30, 2012, are not necessarily indicative of the results to be expected for the full year ending December 31, 2012. Certain prior year amounts have been reclassified to conform to the current year presentation.
Effective January 1, 2012, the Company adopted, on a retrospective basis, the new accounting guidance on the presentation of comprehensive income. As a result of the adoption, the Company reports net income and other comprehensive income in a single statement.

2.	Elimination of Deferred Statutory Profit Sharing Liability, Net
During the second quarter of 2012, Kansas City Southern (“KCS”) completed an organizational restructuring whereby all employees of KCSM became employees of KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly-owned subsidiary of KCS. KCSM Servicios provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. The effective date of this organizational restructuring was May 1, 2012.
Mexican employees are entitled to receive statutory profit sharing. The related cash payment to employees is based on an employer’s net profit determined under accounting principles prescribed in Mexican law, rather than its net profit determined under U.S. GAAP. U.S. GAAP requires the recording of deferred liabilities or assets for financial reporting purposes on the differences between the amounts determined under the two different accounting principles.
As a result of the organizational restructuring, KCSM’s obligation to pay statutory profit sharing terminated on the effective date. Accordingly, in the second quarter of 2012, KCSM recognized a $43.0 million net reduction to operating expense. This reduction includes the elimination of $47.8 million of the deferred statutory profit sharing liability, net of $4.8 million of transaction costs. KCSM Servicios became obligated to pay statutory profit sharing to its employees beginning on the effective date of the organizational restructuring.

3.	Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	June 30, 2012	December 31, 2011
Land	$76.9	$76.2
Concession land rights	141.2	141.2
Road property	2,154.1	2,092.3
Equipment	498.2	493.7
Technology and other	21.2	20.1
Construction in progress	62.2	78.4
Total property	2,953.8	2,901.9
Accumulated depreciation and amortization	526.1	488.8
Property and equipment (including concession assets), net	$2,427.7	$2,413.1
Concession assets, net of accumulated amortization of $372.5 million and $347.1 million, totaled $1,872.9 million and $1,855.1 million at June 30, 2012 and December 31, 2011, respectively.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

4.	Fair Value Measurements
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable and accounts payable. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt, including related company debt, is estimated using quoted market prices when available, which is classified as Level 1 in the fair value hierarchy. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality, which is classified as Level 2. The fair value of the Company’s debt was $1,275.1 million and $1,297.1 million at June 30, 2012 and December 31, 2011, respectively. The carrying value was $1,172.4 million and $1,219.5 million at June 30, 2012 and December 31, 2011, respectively. If the Company’s debt was measured at fair value, the individual debt instruments would have been classified as either Level 1 or Level 2 in the fair value hierarchy.

5.	Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), KCSM paid concession duty expense of 0.5% of gross revenues for the first 15 years of the Concession period and, on June 24, 2012, KCSM began paying 1.25% of the gross revenues, which is effective for the remaining years of the Concession. For the three and six months ended June 30, 2012, the concession duty expense, which is recorded within operating expenses, was $1.4 million and $2.7 million, respectively, compared to $1.3 million and $2.4 million for the same periods in 2011.
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
Environmental Liabilities. The Company’s operations are subject to Mexican federal and state laws and regulations relating to the protection of the environment through the establishment of standards for water discharge, water supply, emissions, noise pollution, hazardous substances and transportation and handling of hazardous and solid waste. The Mexican government may bring administrative and criminal proceedings, impose economic sanctions against companies that violate environmental laws, and temporarily or even permanently close non-complying facilities.
The risk of incurring environmental liability is inherent in the railroad industry. As part of serving the petroleum and chemicals industry, the Company transports hazardous materials and has a professional team available to respond to and handle environmental issues that might occur in the transport of such materials.
The Company performs ongoing reviews and evaluations of the various environmental programs and issues within the Company’s operations and, as necessary, takes actions intended to limit the Company’s exposure to potential liability. Although these costs cannot be predicted with certainty, management believes that the ultimate outcome of identified matters will not have a material adverse effect on the Company’s consolidated financial statements.
Certain Disputes with Ferromex. KCSM and Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”) use certain trackage rights, haulage rights and interline services (the “Services”) provided by each other. The rates to be charged after January 1, 2009, were agreed to pursuant to the Trackage Rights Agreement, dated February 9, 2010 (the “Trackage Rights Agreement”), between KCSM and Ferromex. The rates payable for these Services for the period beginning in 1998 through December 31, 2008, are still not resolved. If KCSM cannot reach an agreement with Ferromex for rates applicable for Services prior to January 1, 2009, which are not subject to the Trackage Rights Agreement, the Secretaría de Comunicaciones y Transportes (“Secretary of Communications and Transportation” or “SCT”) is entitled to set the rates in accordance with Mexican law and regulations. KCSM and Ferromex both initiated administrative proceedings seeking a determination by the SCT of the rates that KCSM and Ferromex should pay each other in connection with the Services. The SCT issued rulings in 2002 and 2008 setting the rates for the Services, and both KCSM and Ferromex challenged these rulings.
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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness or further weakening in economic trends could have a significant impact on the collectability of KCSM’s receivables and operating results. If the financial condition of KCSM’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at June 30, 2012.
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
The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: competition and consolidation within the transportation industry; the business environment in industries that produce and consume rail freight; revocation of KCSM’s concession; the termination, or failure to renew, agreements with customers, other railroads and third parties; interest rates; access to capital; disruptions to the Company’s technology infrastructure, including its computer systems; natural events such as severe weather, hurricanes and floods; market and regulatory responses to climate change; credit risk of customers and counterparties and their failure to meet their financial obligations; legislative and regulatory developments and disputes; rail accidents or other incidents or accidents along KCSM’s rail network, facilities or customer facilities involving the release of hazardous materials, including toxic inhalation hazards; fluctuation in prices or availability of key materials, in particular diesel fuel; dependency on certain key suppliers of core rail equipment; changes in securities and capital markets; labor difficulties, including strikes and work stoppages; insufficiency of insurance to cover lost revenue, profits or other damages; acts of terrorism or risk of terrorist activities; war or risk of war; domestic and international economic conditions; political and economic conditions in Mexico and the level of trade between Mexico and the United States; and the outcome of claims and litigation. For more discussion about each risk factor, see Part I, Item 1A –“Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which is on file with the U.S. Securities and Exchange Commission (File No. 333-08322) and any updates contained herein. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the timing when, or by which, such performance or results will be achieved. As a result, actual outcomes or results could materially differ from those indicated in forward-looking statements. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements.
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
Second Quarter Analysis
The Company reported quarterly net income of $71.4 million for the three months ended June 30, 2012, compared to quarterly net income of $32.2 million for the same period in 2011.
The Company reported a 1% increase in revenues during the three months ended June 30, 2012, as compared to the same period in 2011, driven primarily by positive pricing impacts, increased fuel surcharge and an increase in carload/unit volumes, partially offset by the effect of fluctuations in the value of the Mexican peso against the value of the U.S. dollar for revenues denominated in Mexican pesos and commodity mix.
Operating expenses decreased 31% during the three months ended June 30, 2012, as compared to the same period in 2011, primarily due to the elimination of the deferred statutory profit sharing liability, as discussed below. In addition, operating expenses decreased due to the effect of fluctuations in the value of the Mexican peso against the value of the U.S. dollar for operating expenses denominated in Mexican pesos. Operating expenses as a percentage of revenues declined to 46.6% for the three months ended June 30, 2012, compared to 67.9% for the same period in 2011.

During the second quarter of 2012, Kansas City Southern (“KCS”) completed an organizational restructuring whereby all employees of KCSM became employees of KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly-owned subsidiary of KCS. KCSM Servicios provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. The effective date of this organizational restructuring was May 1, 2012.
Mexican employees are entitled to receive statutory profit sharing. The related cash payment to employees is based on an employer’s net profit determined under accounting principles prescribed in Mexican law, rather than its net profit determined under U.S. generally accepted accounting principles (“U.S. GAAP”). U.S. GAAP requires the recording of deferred liabilities or assets for financial reporting purposes on the differences between the amounts determined under the two different accounting principles.
As a result of the organizational restructuring, KCSM’s obligation to pay statutory profit sharing terminated on the effective date. Accordingly, in the second quarter of 2012, KCSM recognized a $43.0 million net reduction to operating expense. This reduction includes the elimination of $47.8 million of the deferred statutory profit sharing liability, net of $4.8 million of transaction costs. KCSM Servicios became obligated to pay statutory profit sharing to its employees beginning on the effective date of the organizational restructuring and is not expected to have a significant deferred statutory profit sharing expense.
KCSM’s revenues and operating expenses are affected by fluctuations in the value of the Mexican peso against the value of the U.S. dollar. Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations generally offset, with insignificant net impacts to operating income.
Results of Operations
The following summarizes KCSM’s consolidated income statement components (in millions):

	Three Months Ended		Change Dollars
	June 30,
	2012	2011
Revenues	$248.2	$246.7	$1.5
Operating expenses	115.7	167.6	(51.9)
Operating income	132.5	79.1	53.4
Equity in net earnings of unconsolidated affiliates	0.7	0.7	—
Interest expense	(22.2)	(19.6)	(2.6)
Debt retirement costs	—	(10.3)	10.3
Foreign exchange gain (loss)	(2.8)	0.4	(3.2)
Other income, net	—	0.3	(0.3)
Income before income taxes	108.2	50.6	57.6
Income tax expense	36.8	18.4	18.4
Net income	$71.4	$32.2	$39.2

	Six Months Ended		Change Dollars
	June 30,
	2012	2011
Revenues	$493.4	$464.9	$28.5
Operating expenses	278.0	317.6	(39.6)
Operating income	215.4	147.3	68.1
Equity in net earnings of unconsolidated affiliates	1.5	1.5	—
Interest expense	(44.7)	(39.5)	(5.2)
Debt retirement costs	—	(10.3)	10.3
Foreign exchange gain	0.1	0.4	(0.3)
Other income (expense), net	(0.1)	2.1	(2.2)
Income before income taxes	172.2	101.5	70.7
Income tax expense	64.0	35.8	28.2
Net income	$108.2	$65.7	$42.5
Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Chemical and petroleum	$44.5	$50.5	(12%)	23.6	26.4	(11%)	$1,886	$1,913	(1%)
Industrial and consumer products	60.0	59.0	2%	40.7	41.6	(2%)	1,474	1,418	4%
Agriculture and minerals	49.7	55.8	(11%)	26.4	29.3	(10%)	1,883	1,904	(1%)
Total general commodities	154.2	165.3	(7%)	90.7	97.3	(7%)	1,700	1,699	—
Energy (i)	6.6	8.2	(20%)	7.3	7.6	(4%)	904	1,079	(16%)
Intermodal	46.8	36.5	28%	119.9	97.9	22%	390	373	5%
Automotive	36.1	32.0	13%	21.3	18.4	16%	1,695	1,739	(3%)
Carload revenues, carloads and units	243.7	242.0	1%	239.2	221.2	8%	1,019	1,094	(7%)
Other revenue	4.5	4.7	(4%)
Total revenues (ii)	$248.2	$246.7	1%
(ii) Included in revenues:
Fuel surcharge	$35.0	$30.2

(i) Effective January 1, 2012, the Company established the Energy commodity group, which includes the previous Coal commodity group and certain amounts previously included within the Agriculture and minerals commodity group. Prior period amounts have been reclassified to conform to the current year presentation.

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Chemical and petroleum	$91.5	$94.9	(4%)	47.5	50.7	(6%)	$1,926	$1,872	3%
Industrial and consumer products	120.6	112.1	8%	82.0	81.9	—	1,471	1,369	7%
Agriculture and minerals	100.5	102.3	(2%)	54.5	54.8	(1%)	1,844	1,867	(1%)
Total general commodities	312.6	309.3	1%	184.0	187.4	(2%)	1,699	1,650	3%
Energy (i)	13.0	15.3	(15%)	14.3	14.7	(3%)	909	1,041	(13%)
Intermodal	89.0	69.8	28%	229.4	185.4	24%	388	376	3%
Automotive	70.6	61.1	16%	42.0	36.7	14%	1,681	1,665	1%
Carload revenues, carloads and units	485.2	455.5	7%	469.7	424.2	11%	1,033	1,074	(4%)
Other revenue	8.2	9.4	(13%)
Total revenues (ii)	$493.4	$464.9	6%
(ii) Included in revenues:
Fuel surcharge	$68.4	$55.4

(i) Effective January 1, 2012, the Company established the Energy commodity group, which includes the previous Coal commodity group and certain amounts previously included within the Agriculture and minerals commodity group. Prior period amounts have been reclassified to conform to the current year presentation.

Freight revenues include both revenue for transportation services and fuel surcharges. For the three and six months ended June 30, 2012, revenues increased $1.5 million and $28.5 million compared to the same periods in 2011, primarily due to positive pricing impacts, an increase in carload/unit volumes and increased fuel surcharge, partially offset by the effect of fluctuations in the value of the Mexican peso against the value of the U.S. dollar for revenues denominated in Mexican pesos. Revenue per carload/unit decreased by 7% and 4% for the three and six months ended June 30, 2012, compared to the same periods in 2011, reflecting the unfavorable effect of fluctuations in the value of the Mexican peso against the value of the U.S. dollar and commodity mix.
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
The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended June 30, 2012
Chemical and petroleum. Revenues decreased $6.0 million and $3.4 million for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to a decrease in volume and fluctuations in the value of the Mexican peso against the value of the U.S. dollar, partially offset by an increase in pricing. Petroleum volumes decreased primarily due to a customer’s lost business. In the second quarter of 2012, falling energy and chemical prices and indications of a weakening demand resulted in customers destocking and maintaining lower inventory levels. The volume decrease was partially offset by positive pricing impacts for petroleum, plastics and chemicals used to manufacture glass and paint.

Revenues by commodity group for the three months ended June 30, 2012
Industrial and consumer products. Revenues increased $1.0 million and $8.5 million for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to increases in pricing and fuel surcharge, partially offset by fluctuations in the value of the Mexican peso against the value of the U.S. dollar. Metals and scrap growth was primarily due to increases in pricing and high demand for slab and steel coil driven by strength in the automotive and oil and gas industries. In the second quarter of 2012, volumes decreased due to a temporary decline in business in metals and scrap and forest products, as well as certain other products being transported through Intermodal.

Agriculture and minerals. Revenues decreased $6.1 million for the three months ended June 30, 2012, compared to the same period in 2011, primarily due to a decrease in volume and fluctuations in the value of the Mexican peso against the value of the U.S. dollar. Revenues decreased $1.8 million for the six months ended June 30, 2012, compared to the same period in 2011, primarily due to fluctuations in the value of the Mexican peso against the value of the U.S. dollar. Food products volumes decreased due to lost cross border corn syrup business and lower dried distillers grains volume. This decrease was partially offset by an increase in cross border grain shipments during the first quarter of 2012 as revenues were negatively impacted in the first quarter of 2011 as traffic patterns shifted due to a decline in cross border traffic into Mexico as availability of crops from a strong Mexico harvest was sufficient to meet the local demand.

Stone, Clay, & Glass 4%
Ores & Minerals 2%
Food Products 29%
Grain 65%

Energy. Revenues decreased $1.6 million and $2.3 million for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to decreases in pricing, fluctuations in the value of the Mexican peso against the value of the U.S. dollar and volume. Petroleum coke pricing was negatively impacted by a shorter average length of haul.

Intermodal. Revenues increased $10.3 million and $19.2 million for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to an increase in volume. Growth was driven by increased cross border and domestic business and conversion of truck traffic to rail.
Automotive. Revenues increased $4.1 million and $9.5 million for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to increases in volume and pricing, partially offset by fluctuations in the value of the Mexican peso against the value of the U.S. dollar. The volume increase was driven by strong year over year growth in North American automobile sales for Original Equipment Manufacturers, new cross border vehicle routings and increased import/export volume through the Port of Lazaro Cardenas.

Operating Expenses
Operating expenses, as shown below (in millions), decreased $51.9 million and $39.6 million for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to the elimination of the deferred statutory profit sharing liability as a result of the organizational restructuring in the second quarter of 2012. In addition, operating expenses decreased due to fluctuations in the value of the Mexican peso against the value of the U.S. dollar for operating expenses denominated in Mexican pesos. These decreases were partially offset by higher carload/unit volume and increases in fuel prices.
As a result of the organizational restructuring in the second quarter of 2012, KCSM pays KCSM Servicios market-based rates for employee services. This market-based rate was determined by applying a percentage mark-up to amounts paid by KCSM Servicios to its employees and vendors. For comparative purposes, amounts paid to KCSM Servicios are classified according to the nature of the services provided KCSM and the percentage mark-up portion of payments to KCSM Servicios are included within materials and other expense.

	Three Months Ended
	June 30,		Change
	2012	2011	Dollars	Percent
Compensation and benefits	$28.6	$32.8	$(4.2)	(13%)
Purchased services	36.7	34.8	1.9	5%
Fuel	39.2	40.8	(1.6)	(4%)
Equipment costs	18.7	22.0	(3.3)	(15%)
Depreciation and amortization	22.4	20.9	1.5	7%
Materials and other	13.1	16.3	(3.2)	(20%)
Elimination of deferred statutory profit sharing liability, net	(43.0)	—	(43.0)	(100%)
Total operating expenses	$115.7	$167.6	$(51.9)	(31%)

	Six Months Ended
	June 30,		Change
	2012	2011	Dollars	Percent
Compensation and benefits	$63.7	$63.5	$0.2	—%
Purchased services	72.9	65.9	7.0	11%
Fuel	78.7	74.6	4.1	5%
Equipment costs	36.8	42.5	(5.7)	(13%)
Depreciation and amortization	44.5	42.1	2.4	6%
Materials and other	24.4	29.0	(4.6)	(16%)
Elimination of deferred statutory profit sharing liability, net	(43.0)	—	(43.0)	(100%)
Total operating expenses	$278.0	$317.6	$(39.6)	(12%)
Compensation and benefits. Compensation and benefits decreased $4.2 million for the three months ended June 30, 2012, compared to the same period in 2011, primarily due to a decrease in statutory profit sharing expense as a result of the organizational restructuring in the second quarter of 2012. In addition, compensation and benefits decreased due to fluctuations in the value of the Mexican peso against the value of the U.S. dollar. These decreases were partially offset by increased incentive compensation expense. Compensation and benefits increased $0.2 million for the six months ended June 30, 2012, compared to the same period in 2011, primarily due to an increase in incentive compensation expense. This increase was partially offset by the decrease in statutory profit sharing expense as discussed previously and fluctuations in the value of the Mexican peso against the value of the U.S. dollar. The organizational restructuring is expected to reduce annual expense in 2012 by approximately $10.0 million.
Purchased services. Purchased services expense increased $1.9 million and $7.0 million for the three and six months ended June 30, 2012, compared to the same periods in 2011, due to increases in volume-sensitive costs, primarily locomotive maintenance expense, freight car repairs and terminal services, and increase in corporate expenses.

Fuel. Fuel expense decreased $1.6 million for the three months ended June 30, 2012, compared to the same period in 2011, primarily due to the favorable impact of foreign exchange fluctuations, partially offset by higher diesel fuel prices. For the six months ended June 30, 2012, fuel expense increased $4.1 million, compared to the same period in 2011, primarily due to higher diesel fuel prices, higher consumption due to an increase in carload/unit volumes and decreased fuel efficiency, partially offset by the favorable impact of foreign exchange fluctuations.
Equipment costs. Equipment costs decreased $3.3 million and $5.7 million for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to lower locomotive lease expense due to the acquisition of 75 locomotives during the third quarter of 2011, which were previously leased by the Company under an operating lease agreement.
Depreciation and amortization. Depreciation and amortization expense increased $1.5 million and $2.4 million for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to a larger asset base.
Materials and other. Materials and other expense decreased $3.2 million and $4.6 million for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to lower derailment expense, partially offset by the percentage mark-up paid to KCSM Servicios as a result of the organizational restructuring in the second quarter of 2012. The Company expects expense to increase in 2012 by approximately $9.0 million, as a result of the organizational restructuring. KCSM paid concession duty expense of 0.5% of gross revenues for the first 15 years of the Concession period, and on June 24, 2012, KCSM began paying 1.25% of gross revenues, which is effective for the remaining years of the Concession. The concession duty rate increase is expected to increase expense in 2012 by approximately $4.0 million.
Elimination of deferred statutory profit sharing liability, net. As previously discussed, KCSM’s obligation to pay statutory profit sharing terminated as of May 1, 2012 and accordingly, KCSM recognized a $43.0 million net reduction to operating expense. This reduction includes the elimination of $47.8 million of the deferred statutory profit sharing liability, net of $4.8 million of transaction costs.
Non-Operating Income and Expenses
Equity in net earnings of unconsolidated affiliates. Equity in earnings from unconsolidated affiliates was flat for the three and six months ended June 30, 2012, compared to the same periods in 2011.
Interest expense. Interest expense increased $2.6 million and $5.2 million for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily due to higher average debt balances, partially offset by lower average interest rates. During the three and six months ended June 30, 2012, the average debt balance was $1,189.5 million and $1,203.2 million, respectively, compared to $932.6 million and $927.5 million for the same periods in 2011.
Debt retirement costs. Debt retirement costs decreased $10.3 million for the three and six months ended June 30, 2012, compared to the same periods in 2011. In the second quarter of 2011, KCSM purchased and redeemed the remaining $32.4 million principal amount and all of the outstanding $165.0 million aggregate principal amount of its 7 5/8% Senior Notes due December 1, 2013 and 7 3/8% Senior Notes due June 1, 2014, respectively. KCSM recognized associated debt retirement costs of $10.3 million related to the call and tender premiums and the write-off of unamortized debt issuance costs. The Company did not incur debt retirement costs during the first half of 2012.
Foreign exchange. Fluctuations in the value of the Mexican peso against the value of the U.S. dollar resulted in a foreign exchange loss of $2.8 million and a foreign exchange gain of $0.1 million for the three and six months ended June 30, 2012, compared to a foreign exchange gain of $0.4 million for the same periods in 2011.
Other income (expense), net. Other income (expense), net decreased $0.3 million and $2.2 million for the three and six months ended June 30, 2012, compared to the same periods in 2011, primarily attributable to lower miscellaneous income.
Income tax expense. Income tax expense increased $18.4 million and $28.2 million for the three and six months ended June 30, 2012, compared to the same periods in 2011, due to higher pre-tax income. The effective income tax rate was 34.0% and 37.2% for the three and six months ended June 30, 2012, compared to 36.4% and 35.3% for the same periods in 2011. The changes in the effective income tax rates were primarily due to foreign exchange rate fluctuations.

Liquidity and Capital Resources
Overview
KCSM’s primary uses of cash are to support operations; maintain and improve its railroad; pay debt service costs; acquire new and maintain existing locomotives, rolling stock and other equipment; and meet other obligations. Though KCSM’s cash flows from operations are sufficient to fund operations, capital expenditures and debt service, the Company may, from time to time, use external sources of cash (principally bank debt, public and private debt, and leases) to refinance existing indebtedness and to fund new investments and equipment additions. On June 30, 2012, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was approximately $244.6 million.
The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt capital markets and other available financing resources will be sufficient to fund anticipated operating, capital and debt service requirements and other commitments in the foreseeable future.
As of June 30, 2012, KCSM had a debt to capitalization ratio (total debt as a percentage of total debt plus total equity) of 45.0%. KCSM’s primary sources of liquidity are cash flows generated from operations, borrowings under its revolving credit facility and access to debt capital markets. Although KCSM has had adequate access to capital markets, the financial terms under which funding has been obtained contain restrictive covenants, which limit or preclude certain actions, including the ability to incur additional debt for any purpose other than refinancing existing debt, create or suffer to exist additional liens, make prepayments of particular debt, pay dividends on common stock, make investments, engage in transactions with stockholders and affiliates, sell certain assets and engage in mergers and consolidations or in sale-leaseback transactions. Though these covenants may restrict or prohibit certain activities, the covenants contain a number of qualifications, thresholds and exceptions that provide the Company with what management believes is an appropriate degree of flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of June 30, 2012. For a discussion of the agreements representing the indebtedness of KCSM, see “Item 8 Financial Statements and Supplemental Data – Note 7. Long-Term Debt” in KCSM’s Annual Report on Form 10-K for the year ended December 31, 2011.
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
Cash Flow Information
Summary cash flow data follows (in millions):

	Six Months Ended
	June 30,
	2012	2011
Cash flows provided by (used for):
Operating activities	$147.4	$140.0
Investing activities	(67.8)	(57.4)
Financing activities	(50.7)	(18.9)
Net increase in cash and cash equivalents	28.9	63.7
Cash and cash equivalents beginning of year	15.7	37.0
Cash and cash equivalents end of period	$44.6	$100.7

Cash flows from operating activities increased $7.4 million for the six month period ended June 30, 2012, compared to the same period in 2011, primarily as a result of the changes in working capital items, resulting mainly from the timing of certain payments and receipts. These increases were partially offset by insurance proceeds of $21.7 million related to hurricane damage received during the first half of 2011. Net cash used for investing activities increased $10.4 million, primarily due to insurance proceeds of $8.3 million related to hurricane damage received during the first half of 2011 and an increase in capital expenditures. Additional information regarding capital expenditures is provided below. Net cash used for financing activities increased $31.8 million primarily due to related company debt payments.
Capital Expenditures
KCSM’s cash flows from operations are sufficient to fund capital expenditures; however, the Company may, from time to time, use external sources of cash (principally bank debt, public debt and private debt) to fund capital expenditures.
The following table summarizes capital expenditures by type (in millions):

	Six Months Ended
	June 30,
	2012	2011
Roadway capital program	$48.7	$41.5
Equipment	5.5	1.9
Capacity	1.8	0.5
Information technology	1.8	1.9
Other	3.4	15.5
Total capital expenditures (accrual basis)	61.2	61.3
Change in capital accruals	10.4	7.5
Total cash capital expenditures	$71.6	$68.8
For 2012, internally generated cash flows are expected to fund cash capital expenditures, currently estimated at approximately $150.0 million.
Other Matters
KCSM Servicios union employees are covered by one labor agreement, which was signed on June 23, 1997, between KCSM and the Mexican Railroad Union, for a term of 50 years, for the purpose of regulating the relationship between the parties. Approximately 80% of KCSM Servicios employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. As a result of the labor agreement signed on April 19, 2012, compensation terms for the period from July 1, 2012 through June 30, 2013, were finalized. Additionally, this labor agreement enabled KCS to complete the organizational restructuring whereby all employees of KCSM became employees of KCSM Servicios. KCSM Servicios provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. The union labor negotiation with the Mexican Railroad Union has not historically resulted in any strike, boycott or other disruption in KCSM’s business operations.

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
(b) Changes in Internal Control over Financial Reporting.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
For information related to the Company’s settlements and other legal proceedings, see Note 5 “Commitments and Contingencies,” under Part I, Item 1, of this quarterly report on Form 10-Q.

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

101
The following unaudited financial information from Kansas City Southern de México, S.A. de C.V.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (ii) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on July 17, 2012.

Kansas City Southern de México, S.A. de C.V.

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Chief Financial Officer
(Principal Financial Officer)

/s/ MARY K. STADLER
Mary K. Stadler
Chief Accounting Officer
(Principal Accounting Officer)