Form 10-Q
period 2012-09-30
Kansas City Southern de Mexico, S.A. de C.V.
filed 2012-10-19
CIK 1055294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2012: 4,785,510,235
Kansas City Southern de México, S.A. de C.V. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Form 10-Q
September 30, 2012

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Form 10-Q
September 30, 2012
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Introductory Comments
The unaudited Consolidated Financial Statements included herein have been prepared by Kansas City Southern de México, S.A. de C.V. (“KCSM” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). For the purposes of this report, unless the context otherwise requires, all references herein to “KCSM” and the “Company” shall mean Kansas City Southern de México, S.A. de C.V. and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Results for the three and nine months ended September 30, 2012, are not necessarily indicative of the results expected for the full year ending December 31, 2012.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions) (Unaudited)
Revenues	$266.1	$243.3	$759.5	$708.2
Operating expenses:
Compensation and benefits	29.8	35.8	93.5	99.3
Purchased services	36.3	30.7	109.2	96.6
Fuel	42.5	39.9	121.2	114.5
Equipment costs	20.6	21.0	57.4	63.5
Depreciation and amortization	23.0	22.8	67.5	64.9
Materials and other	17.2	13.9	41.6	42.9
Elimination of deferred statutory profit sharing liability, net	—	—	(43.0)	—
Gain on insurance recoveries related to hurricane damage	—	(14.8)	—	(14.8)
Total operating expenses	169.4	149.3	447.4	466.9
Operating income	96.7	94.0	312.1	241.3
Equity in net earnings of unconsolidated affiliates	0.6	1.1	2.1	2.6
Interest expense	(22.0)	(19.6)	(66.7)	(59.1)
Debt retirement costs	—	—	—	(10.3)
Foreign exchange gain (loss)	4.8	(7.7)	4.9	(7.3)
Other income (expense), net	(0.1)	0.5	(0.2)	2.6
Income before income taxes	80.0	68.3	252.2	169.8
Income tax expense	39.5	20.1	103.5	55.9
Net income	40.5	48.2	148.7	113.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0.0 million for all periods presented	0.8	(1.5)	1.0	(1.0)
Other comprehensive income (loss)	0.8	(1.5)	1.0	(1.0)
Comprehensive income	$41.3	$46.7	$149.7	$112.9

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(In millions, except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70.8	$15.7
Accounts receivable, net	115.6	83.4
Related company receivables	42.9	6.6
Materials and supplies	32.6	35.4
Deferred income taxes	76.1	145.4
Other current assets	61.1	83.9
Total current assets	399.1	370.4
Investments	12.1	11.3
Property and equipment (including concession assets), net	2,451.4	2,413.1
Other assets	69.5	101.0
Total assets	$2,932.1	$2,895.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$17.3	$17.2
Related company debt	—	39.0
Accounts payable and accrued liabilities	119.4	137.8
Related company payables	37.6	6.7
Total current liabilities	174.3	200.7
Long-term debt	934.9	945.8
Related company debt	199.9	217.5
Deferred income taxes	134.9	127.4
Other noncurrent liabilities and deferred credits	11.1	77.1
Total liabilities	1,455.1	1,568.5
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 4,785,510,235 shares authorized, issued without par value	267.3	267.3
Additional paid-in capital	243.6	243.6
Retained earnings	969.2	820.5
Accumulated other comprehensive loss	(3.1)	(4.1)
Total stockholders’ equity	1,477.0	1,327.3
Total liabilities and stockholders’ equity	$2,932.1	$2,895.8

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2012	2011
	(In millions) (Unaudited)
Operating activities:
Net income	$148.7	$113.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67.5	64.9
Deferred income taxes	76.8	55.9
Equity in net earnings of unconsolidated affiliates	(2.1)	(2.6)
Deferred compensation	7.3	15.9
Elimination of deferred statutory profit sharing liability	(47.8)	—
Distributions from unconsolidated affiliates	2.3	2.3
Gain on insurance recoveries related to hurricane damage	—	(14.8)
Cash payments related to hurricane damage	—	(1.9)
Insurance proceeds related to hurricane damage	—	36.6
Debt retirement costs	—	10.3
Changes in working capital items:
Accounts receivable	(32.4)	(19.7)
Related companies	7.1	(19.9)
Materials and supplies	4.8	5.4
Other current assets	(9.4)	(29.6)
Accounts payable and accrued liabilities	11.3	(7.0)
Other, net	4.3	(1.5)
Net cash provided by operating activities	238.4	208.2
Investing activities:
Capital expenditures	(116.4)	(117.4)
Insurance proceeds related to hurricane damage	—	12.4
Proceeds from disposal of property	5.0	4.0
Other, net	(0.7)	—
Net cash used for investing activities	(112.1)	(101.0)
Financing activities:
Proceeds from issuance of long-term debt	—	200.0
Proceeds from related company debt	9.0	17.5
Repayment of long-term debt	(14.6)	(211.6)
Repayment of related company debt	(65.6)	—
Debt costs	—	(15.6)
Pro-rata distribution of common stock	—	(75.0)
Net cash used for financing activities	(71.2)	(84.7)
Cash and cash equivalents:
Net increase during each period	55.1	22.5
At beginning of year	15.7	37.0
At end of period	$70.8	$59.5

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Accounting Policies, Interim Financial Statements and Basis of Presentation
In the opinion of the management of KCSM, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the results to be expected for the full year ending December 31, 2012. Certain prior year amounts have been reclassified to conform to the current year presentation.
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

3.	Hurricane Alex
In the third quarter of 2011, the Company settled its insurance claim related to Hurricane Alex, which struck in 2010 and resulted in extensive damage to KCSM’s track and bridge infrastructures, caused multiple track-related incidents and significantly disrupted the Company’s rail service. As a result of this settlement, the Company recognized a gain on insurance recoveries of $14.8 million in the third quarter of 2011. This gain primarily represented the recovery of lost profits and the replacement value of property in excess of its carrying value, net of the self-insured retentions.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

4.	Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	September 30, 2012	December 31, 2011
Land	$76.9	$76.2
Concession land rights	141.2	141.2
Road property	2,171.6	2,092.3
Equipment	500.9	493.7
Technology and other	24.0	20.1
Construction in progress	85.4	78.4
Total property	3,000.0	2,901.9
Accumulated depreciation and amortization	548.6	488.8
Property and equipment (including concession assets), net	$2,451.4	$2,413.1
Concession assets, net of accumulated amortization of $387.0 million and $347.1 million, totaled $1,893.3 million and $1,855.1 million at September 30, 2012 and December 31, 2011, respectively.

5.	Fair Value Measurements
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable and accounts payable. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt, including related company debt, is estimated using quoted market prices when available, which is classified as Level 1 in the fair value hierarchy. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality, which is classified as Level 2. The fair value of the Company’s debt was $1,260.1 million and $1,297.1 million at September 30, 2012 and December 31, 2011, respectively. The carrying value was $1,152.1 million and $1,219.5 million at September 30, 2012 and December 31, 2011, respectively. If the Company’s debt was measured at fair value, the individual debt instruments would have been classified as either Level 1 or Level 2 in the fair value hierarchy.

6.	Related Companies
On September 28, 2012, KCSM entered into a new unsecured loan agreement (the “Loan Agreement”) with a wholly-owned subsidiary of KCS. The Loan Agreement allows KCSM to receive one or more loans up to an aggregate principal amount of $350.0 million, due on September 30, 2017. Pursuant to the terms of the Loan Agreement, on September 28, 2012, KCSM entered into a loan agreement for $48.0 million consisting of $9.0 million in cash and $39.0 million from an outstanding principal amount under the 2009 loan agreement between KCSM and a wholly-owned subsidiary of KCS, which was amended in 2010 and subsequently terminated as part of the Loan Agreement. KCSM is required to make annual interest payments on the outstanding principal amount at a rate equivalent to annual London Interbank Offered Rate ("LIBOR") plus 2.00%.

7.	Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), KCSM paid concession duty expense of 0.5% of gross revenues for the first 15 years of the Concession period, and on June 24, 2012, KCSM began paying 1.25% of gross revenues, which is effective for the remaining years of the Concession. For the three and nine months ended September 30, 2012, the concession duty expense, which is recorded within materials and other in operating expenses, was $3.5 million and $6.2 million, respectively, compared to $1.3 million and $3.7 million for the same periods in 2011.
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

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Environmental Liabilities. The Company’s operations are subject to Mexican federal and state laws and regulations relating to the protection of the environment through the establishment of standards for water discharge, water supply, emissions, noise pollution, hazardous substances and transportation and handling of hazardous and solid waste. The Mexican government may bring administrative and criminal proceedings, impose economic sanctions against companies that violate environmental laws and temporarily or even permanently close non-complying facilities.
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
Certain Disputes with Ferromex. KCSM and Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”) use certain trackage rights, haulage rights and interline services (the “Services”) provided by each other. The rates to be charged after January 1, 2009, were agreed to pursuant to the Trackage Rights Agreement, dated February 9, 2010 (the “Trackage Rights Agreement”), between KCSM and Ferromex. The rates payable for these Services for the period beginning in 1998 through December 31, 2008, are still not resolved. KCSM is currently involved in discussions with Ferromex regarding the amounts payable to each other for the Services for this period. If KCSM cannot reach an agreement with Ferromex for rates applicable for Services prior to January 1, 2009, which are not subject to the Trackage Rights Agreement, the Secretaría de Comunicaciones y Transportes (“Secretary of Communications and Transportation” or “SCT”) is entitled to set the rates in accordance with Mexican law and regulations. KCSM and Ferromex both initiated administrative proceedings seeking a determination by the SCT of the rates that KCSM and Ferromex should pay each other in connection with the Services. The SCT issued rulings in 2002 and 2008 setting the rates for the Services, and both KCSM and Ferromex challenged these rulings. Although KCSM and Ferromex have challenged these matters based on different grounds and these cases continue to evolve, management believes the amounts recorded related to these matters are adequate.
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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness or further weakening in economic trends could have a significant impact on the collectability of KCSM’s receivables and operating results. If the financial condition of KCSM’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at September 30, 2012.

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
Third Quarter Analysis
The Company reported quarterly net income of $40.5 million for the three months ended September 30, 2012, compared to quarterly net income of $48.2 million for the same period in 2011.
The Company reported a 9% increase in revenues during the three months ended September 30, 2012, as compared to the same period in 2011, driven primarily by an increase in carload/unit volumes, positive pricing impacts and increased fuel surcharge, partially offset by the effect of fluctuations in the value of the Mexican peso against the U.S. dollar for revenues denominated in Mexican pesos and commodity mix.
Operating expenses increased 13% during the three months ended September 30, 2012, as compared to the same period in 2011, primarily due to the $14.8 million gain on insurance recoveries related to the settlement of the Hurricane Alex insurance claim recognized in the third quarter of 2011 and an increase in volume sensitive costs, partially offset by the effect of fluctuations in the value of the Mexican peso against the U.S. dollar for operating expenses denominated in Mexican pesos. In addition, compensation and benefits decreased as a result of the organizational restructuring in the second quarter of 2012.

Operating expenses as a percentage of revenues increased to 63.7% for the three months ended September 30, 2012, as compared to 61.4% for the same period in 2011. Operating expenses as a percentage of revenues for the third quarter of 2011 would have been 600 basis points higher if the gain on insurance recoveries had been excluded from the financial results.
KCSM’s revenues and operating expenses are affected by fluctuations in the value of the Mexican peso against the U.S. dollar. Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations generally offset, with insignificant net impacts to operating income.
Results of Operations
The following summarizes KCSM’s consolidated income statement components (in millions):

	Three Months Ended		Change Dollars
	September 30,
	2012	2011
Revenues	$266.1	$243.3	$22.8
Operating expenses	169.4	149.3	20.1
Operating income	96.7	94.0	2.7
Equity in net earnings of unconsolidated affiliates	0.6	1.1	(0.5)
Interest expense	(22.0)	(19.6)	(2.4)
Foreign exchange gain (loss)	4.8	(7.7)	12.5
Other income (expense), net	(0.1)	0.5	(0.6)
Income before income taxes	80.0	68.3	11.7
Income tax expense	39.5	20.1	19.4
Net income	$40.5	$48.2	$(7.7)

	Nine Months Ended		Change Dollars
	September 30,
	2012	2011
Revenues	$759.5	$708.2	$51.3
Operating expenses	447.4	466.9	(19.5)
Operating income	312.1	241.3	70.8
Equity in net earnings of unconsolidated affiliates	2.1	2.6	(0.5)
Interest expense	(66.7)	(59.1)	(7.6)
Debt retirement costs	—	(10.3)	10.3
Foreign exchange gain (loss)	4.9	(7.3)	12.2
Other income (expense), net	(0.2)	2.6	(2.8)
Income before income taxes	252.2	169.8	82.4
Income tax expense	103.5	55.9	47.6
Net income	$148.7	$113.9	$34.8

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Chemical and petroleum	$51.8	$47.2	10%	26.4	25.6	3%	$1,962	$1,844	6%
Industrial and consumer products	64.0	59.8	7%	44.1	43.2	2%	1,451	1,384	5%
Agriculture and minerals	42.6	49.5	(14%)	23.4	26.9	(13%)	1,821	1,840	(1%)
Total general commodities	158.4	156.5	1%	93.9	95.7	(2%)	1,687	1,635	3%
Energy (i)	7.0	7.4	(5%)	7.2	7.3	(1%)	972	1,014	(4%)
Intermodal	52.0	40.8	27%	131.2	109.6	20%	396	372	6%
Automotive	43.6	33.6	30%	24.8	19.2	29%	1,758	1,750	—
Carload revenues, carloads and units	261.0	238.3	10%	257.1	231.8	11%	1,015	1,028	(1%)
Other revenue	5.1	5.0	2%
Total revenues (ii)	$266.1	$243.3	9%
(ii) Included in revenues:
Fuel surcharge	$38.9	$32.3

(i) Effective January 1, 2012, the Company established the Energy commodity group, which includes the previous Coal commodity group and certain amounts previously included within the Agriculture and minerals commodity group. Prior period amounts have been reclassified to conform to the current year presentation.

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Chemical and petroleum	$143.3	$142.1	1%	73.9	76.3	(3%)	$1,939	$1,862	4%
Industrial and consumer products	184.6	171.9	7%	126.1	125.1	1%	1,464	1,374	7%
Agriculture and minerals	143.1	151.8	(6%)	77.9	81.8	(5%)	1,837	1,856	(1%)
Total general commodities	471.0	465.8	1%	277.9	283.2	(2%)	1,695	1,645	3%
Energy (i)	20.0	22.7	(12%)	21.5	21.9	(2%)	930	1,037	(10%)
Intermodal	141.0	110.6	27%	360.6	295.0	22%	391	375	4%
Automotive	114.2	94.7	21%	66.8	55.9	19%	1,710	1,694	1%
Carload revenues, carloads and units	746.2	693.8	8%	726.8	656.0	11%	1,027	1,058	(3%)
Other revenue	13.3	14.4	(8%)
Total revenues (ii)	$759.5	$708.2	7%
(ii) Included in revenues:
Fuel surcharge	$107.3	$87.7

(i) Effective January 1, 2012, the Company established the Energy commodity group, which includes the previous Coal commodity group and certain amounts previously included within the Agriculture and minerals commodity group. Prior period amounts have been reclassified to conform to the current year presentation.

Freight revenues include both revenue for transportation services and fuel surcharges. For the three and nine months ended September 30, 2012, revenues increased $22.8 million and $51.3 million compared to the same periods in 2011, primarily due to an increase in carload/unit volumes, positive pricing impacts and increased fuel surcharge, partially offset by the effect of fluctuations in the value of the Mexican peso against the U.S. dollar for revenues denominated in Mexican pesos. Revenue per carload/unit decreased by 1% and 3% for the three and nine months ended September 30, 2012, compared to the same periods in 2011, reflecting commodity mix.
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
The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended September 30, 2012
Chemical and petroleum. Revenues increased $4.6 million and $1.2 million for the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to increases in pricing and fuel surcharge, partially offset by fluctuations in the value of the Mexican peso against the U.S. dollar. Revenues increased for the three and nine months ended September 30, 2012, due to positive pricing impacts for plastics and chemicals used to manufacture glass and paint. For the nine months ended September 30, 2012, petroleum volumes decreased compared to the same period in 2011, primarily due to a customer’s lost business; however, the recovery of some of this business in the third quarter of 2012 mitigated this decline.

Industrial and consumer products. Revenues increased $4.2 million and $12.7 million for the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to increases in pricing and fuel surcharge, partially offset by fluctuations in the value of the Mexican peso against the U.S. dollar. Metals and scrap grew primarily due to increases in pricing and high demand for slab and steel coil driven by strength in the automotive and oil and gas industries. Paper product revenue increased due to inventory restocking and traffic diversion from other carriers due to a bridge outage.

Revenues by commodity group for the three months ended September 30, 2012
Agriculture and minerals. Revenues decreased $6.9 million and $8.7 million for the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to decreases in volume and fluctuations in the value of the Mexican peso against the U.S. dollar. Food products volumes decreased due to lost cross border corn syrup business and lower dried distillers grain volume. Cross border grain shipments increased during the first quarter of 2012 as 2011 volumes were negatively impacted by a strong Mexico harvest; however, drought-driven increases in the price of corn caused third quarter grain volumes to decrease as a higher percentage of Mexico grain purchases were imported via ports and local crops.

Stone, Clay, & Glass 5%
Ores & Minerals 3%
Food Products 34%
Grain 58%

Energy. Revenues decreased $0.4 million and $2.7 million for the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to a decrease in pricing and fluctuations in the value of the Mexican peso against the U.S. dollar. Petroleum coke pricing was negatively impacted by a shorter average length of haul.

Intermodal. Revenues increased $11.2 million and $30.4 million for the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to increases in volume and pricing. The increase in volume was driven by strong cross border auto part business, conversion of truck traffic to rail and Trans-Pacific imports via the Port of Lazaro Cardenas.
Automotive. Revenues increased $10.0 million and $19.5 million for the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to increases in volume and pricing, partially offset by fluctuations in the value of the Mexican peso against the U.S. dollar. The increase was driven by strong year over year growth in North American automobile sales for Original Equipment Manufacturers, increased import/export volume through the Port of Lazaro Cardenas and increased length of haul through new cross border vehicle routings.
Operating Expenses
Operating expenses, as shown below (in millions), increased $20.1 million for the three months ended September 30, 2012, compared to the same period in 2011, primarily due to the gain on insurance recoveries related to Hurricane Alex recognized in the third quarter of 2011 and higher carload/unit volumes. These increases were partially offset by a decrease in compensation and benefits as a result of the organizational restructuring in the second quarter of 2012. Operating expenses decreased $19.5 million for the nine months ended September 30, 2012, compared to the same period in 2011, primarily due to the elimination of the deferred statutory profit sharing liability as a result of the organizational restructuring in the second quarter of 2012. This decrease was partially offset by the gain on insurance recoveries related to Hurricane Alex recognized in 2011 and higher carload/unit volumes. During the three and nine months ended September 30, 2012, operating expenses decreased due to fluctuations in the value of the Mexican peso against the U.S. dollar for operating expenses denominated in Mexican pesos.

As a result of the organizational restructuring in the second quarter of 2012, KCSM pays KCSM Servicios, S.A. de C.V.("KCSM Servicios"), a wholly-owned subsidiary of KCS, market-based rates for employee services. This market-based rate was determined by applying a percentage mark-up to amounts paid by KCSM Servicios to its employees and vendors. For comparative purposes, amounts paid to KCSM Servicios are classified according to the nature of the services provided to KCSM and the percentage mark-up portion of payments to KCSM Servicios is included within materials and other expense.

	Three Months Ended
	September 30,		Change
	2012	2011	Dollars	Percent
Compensation and benefits	$29.8	$35.8	$(6.0)	(17%)
Purchased services	36.3	30.7	5.6	18%
Fuel	42.5	39.9	2.6	7%
Equipment costs	20.6	21.0	(0.4)	(2%)
Depreciation and amortization	23.0	22.8	0.2	1%
Materials and other	17.2	13.9	3.3	24%
Gain on insurance recoveries related to hurricane damage	—	(14.8)	14.8	(100%)
Total operating expenses	$169.4	$149.3	$20.1	13%

	Nine Months Ended
	September 30,		Change
	2012	2011	Dollars	Percent
Compensation and benefits	$93.5	$99.3	$(5.8)	(6%)
Purchased services	109.2	96.6	12.6	13%
Fuel	121.2	114.5	6.7	6%
Equipment costs	57.4	63.5	(6.1)	(10%)
Depreciation and amortization	67.5	64.9	2.6	4%
Materials and other	41.6	42.9	(1.3)	(3%)
Elimination of deferred statutory profit sharing liability, net	(43.0)	—	(43.0)	(100%)
Gain on insurance recoveries related to hurricane damage	—	(14.8)	14.8	(100%)
Total operating expenses	$447.4	$466.9	$(19.5)	(4%)
Compensation and benefits. Compensation and benefits decreased $6.0 million and $5.8 million for the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to a decrease in statutory profit sharing expense as a result of the organizational restructuring in the second quarter of 2012. This decrease was partially offset by annual salary and benefit rate increases and higher carload / units volumes. In addition, compensation and benefits decreased due to fluctuations in the value of the Mexican peso against the U.S. dollar. The organizational restructuring is expected to reduce expense in the fourth quarter of 2012, as compared to 2011, by approximately $2.5 million.
Purchased services. Purchased services expense increased $5.6 million and $12.6 million for the three and nine months ended September 30, 2012, compared to the same periods in 2011, due to higher net joint facility income related to non-recurring usage of certain trackage rights recognized during the third quarter of 2011 and increases in volume-sensitive costs, primarily locomotive maintenance expense and freight car repairs.
Fuel. Fuel expense increased $2.6 million and $6.7 million for the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to higher diesel fuel prices, higher consumption due to an increase in carload/unit volumes and decreased fuel efficiency, partially offset by fluctuations in the value of the Mexican peso against the U.S. dollar.
Equipment costs. Equipment costs decreased $0.4 million and $6.1 million for the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to lower locomotive lease expense due to the acquisition of 75 locomotives during the third quarter of 2011, which were previously leased by the Company under an operating lease agreement. This decrease was partially offset by an increase in the use of other railroads’ freight cars due to increased traffic volumes.

Depreciation and amortization. Depreciation and amortization expense increased $0.2 million for the three months ended September 30, 2012, compared to the same period in 2011, primarily due to a larger asset base offset by the impact of higher rates based on the depreciation study completed in the third quarter of 2011. Depreciation and amortization increased $2.6 million for the nine months ended September 30, 2012, compared to the same period in 2011, primarily due to a larger asset base.
Materials and other. Materials and other expense increased $3.3 million for the three months ended September 30, 2012, compared to the same period in 2011, primarily due to the percentage mark-up paid to KCSM Servicios as a result of the organizational restructuring in the second quarter of 2012 and increased concession duty rate, partially offset by decreased casualty expense. Materials and other expense decreased $1.3 million for the nine months ended September 30, 2012, compared to the same period in 2011, primarily due to decreased casualty expense, partially offset by the percentage mark-up paid to KCSM Servicios and the increase in concession duty rate. The Company expects expense to increase in the fourth quarter of 2012, as compared to 2011, by approximately $3.5 million as a result of the organizational restructuring. KCSM paid concession duty expense of 0.5% of gross revenues for the first 15 years of the Concession period, and on June 24, 2012, KCSM began paying 1.25% of gross revenues, which is effective for the remaining years of the Concession. The concession duty rate increase is expected to increase expense in the fourth quarter of 2012, as compared to 2011, by approximately $2.0 million.
Elimination of deferred statutory profit sharing liability, net. As a result of the organizational restructuring in the second quarter of 2012, KCSM’s obligation to pay statutory profit sharing terminated as of May 1, 2012 and accordingly, KCSM recognized a $43.0 million net reduction to operating expense. This reduction includes the elimination of $47.8 million of the deferred statutory profit sharing liability, net of $4.8 million of transaction costs.
Gain on insurance recoveries related to hurricane damage. In the third quarter of 2011, the Company settled its insurance claims related to Hurricane Alex and recognized a $14.8 million gain on insurance recoveries which primarily represented the recovery of lost profits and the replacement value of property in excess of its carrying value, net of the self-insured retentions.
Non-Operating Income and Expenses
Equity in net earnings of unconsolidated affiliates. Equity in earnings from the operations of Ferrocarril y Terminal del Valle de Mexico, S.A. de C.V. was $0.6 million and $2.1 million for the three and nine months ended September 30, 2012, compared to $1.1 million and $2.6 million for the same periods in 2011. These decreases were primarily due to higher volume sensitive costs.
Interest expense. Interest expense increased $2.4 million and $7.6 million for the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to higher average debt balances, partially offset by lower average interest rates. During the three and nine months ended September 30, 2012, the average debt balance was $1,164.6 million and $1,190.3 million, respectively, compared to $952.5 million and $935.8 million for the same periods in 2011.
Debt retirement costs. Debt retirement costs decreased $10.3 million for the nine months ended September 30, 2012, compared to the same period in 2011. In the second quarter of 2011, KCSM purchased and redeemed the remaining $32.4 million principal amount and all of the outstanding $165.0 million aggregate principal amount of its 7 5/8% Senior Notes due December 1, 2013, and 7 3/8% Senior Notes due June 1, 2014, respectively. KCSM recognized debt retirement costs of $10.3 million related to the call and tender premiums and the write-off of unamortized debt issuance costs. The Company did not incur debt retirement costs during the nine months ended September 30, 2012.
Foreign exchange. Fluctuations in the value of the Mexican peso against the U.S. dollar resulted in a foreign exchange gain of $4.8 million and $4.9 million for the three and nine months ended September 30, 2012, compared to a foreign exchange loss of $7.7 million and $7.3 million for the same periods in 2011.
Other income (expense), net. Other income (expense), net, decreased $0.6 million and $2.8 million for the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily attributable to lower miscellaneous income.
Income tax expense. Income tax expense increased $19.4 million and $47.6 million for the three and nine months ended September 30, 2012, compared to the same periods in 2011, primarily due to higher pre-tax income and increased effective tax rates due to foreign exchange rate fluctuations. The effective income tax rate was 49.4% and 41.0% for the three and nine months ended September 30, 2012, compared to 29.4% and 32.9% for the same periods in 2011.

Liquidity and Capital Resources
Overview
KCSM’s primary uses of cash are to support operations; maintain and improve its railroad; pay debt service costs; acquire new and maintain existing locomotives, rolling stock and other equipment; and meet other obligations. Though KCSM’s cash flows from operations are sufficient to fund operations, capital expenditures and debt service, the Company may, from time to time, use external sources of cash (principally bank debt, public and private debt, and leases) to refinance existing indebtedness and to fund new investments and equipment additions. On September 30, 2012, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was approximately $270.8 million.
The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt capital markets and other available financing resources will be sufficient to fund anticipated operating, capital and debt service requirements and other commitments in the foreseeable future.
KCSM’s primary sources of liquidity are cash flows generated from operations, borrowings under its revolving credit facility and access to debt capital markets. Although KCSM has had adequate access to capital markets, the financial terms under which funding has been obtained contain restrictive covenants, which limit or preclude certain actions, including the ability to incur additional debt for any purpose other than refinancing existing debt, create or suffer to exist additional liens, make prepayments of particular debt, pay dividends on common stock, make investments, engage in transactions with stockholders and affiliates, sell certain assets and engage in mergers and consolidations or in sale-leaseback transactions. Though these covenants may restrict or prohibit certain activities, the covenants contain a number of qualifications, thresholds and exceptions that provide the Company with what management believes is an appropriate degree of flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of September 30, 2012. For a discussion of the agreements representing the indebtedness of KCSM, see “Item 8 Financial Statements and Supplemental Data – Note 7. Long-Term Debt” in KCSM’s Annual Report on Form 10-K for the year ended December 31, 2011.
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
Three credit rating agencies provide their views of the Company’s outlook and ratings. In the third quarter of 2012, Fitch Ratings (“Fitch”) upgraded KCSM’s Issuer Default Rating (“IDR”) and senior unsecured debt rating to investment grade. Standard & Poor’s Rating Services (“S&P”) and Moody’s Investors Service (“Moody’s”) each rate the remaining debt and corporate credit of KCSM as non-investment grade. These ratings and outlooks change from time to time and can be found on the websites of S&P, Moody’s and Fitch.
Cash Flow Information
Summary cash flow data follows (in millions):

	Nine Months Ended
	September 30,
	2012	2011
Cash flows provided by (used for):
Operating activities	$238.4	$208.2
Investing activities	(112.1)	(101.0)
Financing activities	(71.2)	(84.7)
Net increase in cash and cash equivalents	55.1	22.5
Cash and cash equivalents beginning of year	15.7	37.0
Cash and cash equivalents end of period	$70.8	$59.5

Cash flows from operating activities increased $30.2 million for the nine month period ended September 30, 2012, compared to the same period in 2011, primarily as a result of the changes in working capital items, resulting mainly from the timing of certain payments and receipts. These increases were partially offset by insurance proceeds of $36.6 million received during 2011 related to hurricane damage. Net cash used for investing activities increased $11.1 million, primarily due to insurance proceeds of $12.4 million received during 2011 related to hurricane damage. Information regarding capital expenditures is provided below. Net cash used for financing activities decreased $13.5 million primarily due to the capital distribution paid to the Company’s shareholders during the third quarter of 2011, partially offset by related company debt payments.
Capital Expenditures
KCSM’s cash flows from operations are sufficient to fund capital expenditures; however, the Company may, from time to time, use external sources of cash (principally bank debt, public debt and private debt) to fund capital expenditures.
The following table summarizes capital expenditures by type (in millions):

	Nine Months Ended
	September 30,
	2012	2011
Roadway capital program	$82.6	$63.5
Locomotive acquisitions	—	103.8
Equipment	12.0	2.9
Capacity	6.6	1.9
Information technology	2.5	3.5
Other	5.3	20.6
Total capital expenditures (accrual basis)	109.0	196.2
Locomotive financed under operating lease buyout	—	(91.0)
Change in capital accruals	7.4	12.2
Total cash capital expenditures	$116.4	$117.4
For 2012, internally generated cash flows are expected to fund cash capital expenditures, currently estimated at approximately $165.0 million.
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
(b) Changes in Internal Control over Financial Reporting.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The following unaudited financial information from Kansas City Southern de México, S.A. de C.V.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (ii) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on October 19, 2012.

Kansas City Southern de México, S.A. de C.V.

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Chief Financial Officer
(Principal Financial Officer)

/s/ MARY K. STADLER
Mary K. Stadler
Chief Accounting Officer
(Principal Accounting Officer)