Form 10-K
period 2012-12-31
Kansas City Southern de Mexico, S.A. de C.V.
filed 2013-02-04
CIK 1055294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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
2012 FORM 10-K ANNUAL REPORT

Part I

Item 1.	Business
COMPANY OVERVIEW
Kansas City Southern de México, S.A. de C.V. (“KCSM” or the “Company”) operates the primary commercial corridor of the Mexican railroad system, which allows it to participate significantly in the growing freight traffic between Mexico, the U.S. and Canada. KCSM’s rail lines consist of approximately 3,200 route miles. In addition, KCSM has trackage rights permitting it to run its trains over 700 miles of track of other Mexican railroad operators. KCSM provides freight transportation services under a 50-year concession granted to it by the Mexican government (the “Concession”), during the first 30 years of which the Company is the exclusive provider, subject to certain trackage rights of other freight carriers. KCSM’s Concession is renewable for an additional period of up to 50 years, subject to certain conditions.
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
KCSM’s revenues are derived from the movement of a diversified mix of commodities and products. The Company transports chemical and petroleum products, industrial and consumer products, agriculture and mineral products, intermodal and automotive products, and energy products. KCSM’s customers include leading international and Mexican corporations.
Kansas City Southern
KCSM is a wholly-owned subsidiary of KCS. KCS’s principal U.S. subsidiary, The Kansas City Southern Railway Company (“KCSR”), is a U.S. Class I railroad. The rail networks of KCSR; The Texas Mexican Railway Company (“Tex-Mex”), also a KCS wholly-owned subsidiary; and KCSM together comprise approximately 6,300 route miles extending from the midwest and southeast portions of the United States into Mexico.
RAIL SECURITY
KCS and its rail subsidiaries have made ongoing, multi-disciplinary efforts since the terrorist attacks on the United States on September 11, 2001, to continue securing KCS’s assets and personnel against the risk of terrorism and other security risks. Many of the specific measures KCS utilizes for these efforts are required to be kept confidential through arrangements with government agencies, such as the Department of Homeland Security (“DHS”), or through jointly-developed and implemented strategies and plans with connecting carriers. To protect the confidentiality and sensitivity of the efforts the Company has made to safeguard against terrorism and other security incidents, the following paragraphs will provide only a general overview of some of these efforts. KCSM utilizes a security plan based on an industry wide security plan developed by Association of American Railroads (“AAR”) members which focuses on comprehensive risk assessments in five areas — hazardous materials; train operations; critical physical assets; military traffic; and information technology and communications. The security plan is kept confidential, with access to the plan tightly limited to members of management with direct security and anti-terrorism implementation responsibilities. KCSM participates with other AAR members in periodic drills under the industry plan to test and refine its various provisions.

KCS’s security activities range from periodically mailing each employee a security awareness brochure (which is also posted under the “Employees” tab on KCS’s internet website, www.kcsouthern.com) to its ongoing implementation of security plans for rail facilities in areas labeled by the DHS as High Threat Urban Areas (“HTUAs”). KCS’s other activities to bolster security against terrorism include, but are not limited to, the following:

•	Conferring regularly with other railroads’ security personnel and with industry experts on security issues;

•	Routing shipments of certain chemicals, which might be toxic if inhaled, pursuant to applicable rules and regulations;

•	Initiating a series of over 20 voluntary action items agreed to between AAR and DHS as enhancing security in the rail industry;

•	Conducting constant and targeted security training as part of the scheduled training for operating employees and managers;

•	Developing a multi-layered security model using high-speed digital imaging, system velocity, covert and overt security filters to mitigate the risk of illicit activity;

•	Measuring key security metrics to ensure positive risk mitigation and product integrity trends;

•	Implementation of a Tactical Intelligence Center by KCSM, training core members in new technology helping to prevent, detect, deter and respond to illicit activities; and

•
Deployment of an array of non-intrusive technologies including, but not limited to, digital video surveillance and analytics as part of an intelligent video security solution, including a Closed Circuit Television platform with geo-fencing for intrusion detection, to allow for remote viewing access to monitor ports of entry, intermodal and rail yards.

In addition, KCS utilizes dedicated security personnel with extensive law enforcement backgrounds to oversee the ongoing and increasingly complex security efforts. Some members of this security force are also members of the FBI’s Joint Terrorism Task Force, providing added value to the Company in developing and implementing anti-terrorism and other security initiatives.
While the risk of theft and vandalism is higher in Mexico, KCSM remains among the safest methods of transportation for freight shipments in Mexico. KCSM’s record in rail safety is due in large part to the implementation of a multi-layered, safety and security process throughout the KCSM network. In addition to having its own internal system, the process is connected to, and supported by a high level of federal, state and local law enforcement. A primary focus of this effort involves maintaining constant due diligence, active vigilance and train velocity, which reduces the likelihood for incidents to occur.
COLLECTIVE BARGAINING
KCSM Servicios, S.A. de C.V. (“KCSM Servicios”) is a wholly-owned subsidiary of KCS. KCSM Servicios’ union employees are covered by one labor agreement, which was signed on June 23, 1997, between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”), for a term of 50 years, for the purpose of regulating the relationship between the parties. As of December 31, 2012, approximately 80% of KCSM Servicios employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis, and all other benefits are subject to negotiation every two years. As a result of the labor agreement signed on April 19, 2012, compensation terms for the period from July 1, 2012, through June 30, 2013, were finalized. Additionally, this labor agreement enabled KCS to complete an organizational restructuring whereby employees of KCSM became employees of KCSM Servicios. KCSM Servicios provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. The union labor negotiation with the Mexican Railroad Union has not historically resulted in any strike, boycott or other disruption in KCSM's business operations.
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
KCSM’s flexibility to operate its business could be impacted by provisions in its debt obligations.
KCSM’s debt instruments contain covenants which restrict or prohibit certain actions (“negative covenants”), including, but not limited to, KCSM’s ability to incur debt, create or suffer to exist liens, make prepayments of particular debt, make certain investments, engage in transactions with stockholders and affiliates, sell certain assets, engage in mergers and consolidations or in sale-leaseback transactions. The KCSM revolving credit facility contains additional negative covenants, including, but not limited to, KCSM’s ability to freely deploy proceeds in excess of pre-defined thresholds from insurance settlements. The aforementioned negative covenant terminates upon conversion of KCSM’s revolving credit facility from secured to unsecured upon KCSM’s attainment of investment grade credit ratings from at least two of the three primary rating agencies. KCSM’s debt instruments also contain covenants requiring KCSM to, among other things, maintain specified financial ratios (“affirmative covenants”). Failure to comply with these negative and affirmative covenants could result in an event of default that, if not cured or waived, could restrict the Company’s access to liquidity and have a material adverse effect on the Company’s business or prospects. If the Company does not have enough cash to service its debt or fund other liquidity needs, KCSM may be required to take actions such as requesting a waiver from lenders, reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of the existing debt, or seeking additional equity capital. KCSM cannot assure that any of these remedies can be effected on commercially reasonable terms or at all.
A downturn in the debt capital markets or a downgrade of the Company’s credit ratings may increase the cost of borrowing and make financing difficult to obtain.
Events in the financial markets may have an adverse impact on the debt capital markets and, as a result, credit may become more expensive and difficult to obtain. Lenders may impose more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which KCSM conducts business. Also, the Company and its securities are rated by Standard & Poor’s Rating Services (“S&P”), Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”). These ratings impact the Company’s cost of funds and its access to the debt capital markets. The negative impact of tightening credit markets, adverse changes in the debt capital markets generally and/or a downgrade of the Company’s credit ratings may have a material adverse effect on KCSM’s consolidated financial statements resulting from, but not limited to, an inability to finance capital expansion on favorable terms, if at all, reduced liquidity as a result of limited alternatives to refinance short-term debt, increased financing costs and/or financial terms with increasingly restrictive covenants.
KCSM’s Concession is subject to revocation or termination in certain circumstances which would prevent KCSM from operating its railroad and would have a material adverse effect on the Company’s consolidated financial statements.
KCSM operates under the Concession granted by the Mexican government in June 1997, which is renewable for an additional period of up to 50 years, subject to certain conditions. The Concession gives KCSM exclusive rights to provide freight transportation services over its rail lines for the first 30 years of the 50-year Concession, subject to certain trackage and haulage rights granted to other concessionaires. The Secretaría de Comunicaciones y Transportes (Secretary of Communications or “SCT”), which is principally responsible for regulating railroad services in Mexico, has broad powers to monitor KCSM’s compliance with the Concession, and it can require KCSM to supply it with any technical, administrative and financial information it requests. Among other obligations, KCSM must comply with the investment commitments established in its business plan, which forms an integral part of the Concession, and must update the plan every five years. The SCT treats KCSM’s business plans confidentially. The SCT also monitors KCSM’s compliance with efficiency and safety standards established in the Concession. The SCT reviews, and may amend, these standards every five years.
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

Under the Concession, KCSM has the right to operate its rail lines, but it does not own the land, roadway or associated structures. If the Mexican government legally terminates the Concession, it would own, control and manage such public domain assets used in the operation of KCSM’s rail lines. All other property not covered by the Concession, including all locomotives and railcars otherwise acquired, would remain KCSM’s property. In the event of early termination, or total or partial revocation of the Concession, the Mexican government would have the right to cause the Company to lease all service-related assets to it for a term of at least one year, automatically renewable for additional one-year terms up to five years. The amount of the rent would be determined by experts appointed by KCSM and the Mexican government. The Mexican government must exercise this right within four months after early termination or revocation of the Concession. In addition, the Mexican government would also have a right of first refusal with respect to certain transfers by KCSM of railroad equipment within 90 days after revocation of the Concession.
The Mexican government may also temporarily seize control of KCSM’s rail lines and its assets in the event of a natural disaster, war, significant public disturbance or imminent danger to the domestic peace or economy. In such a case, the SCT may restrict KCSM’s ability to exploit the Concession in such manner as the SCT deems necessary under the circumstances, but only for the duration of any of the foregoing events. Mexican law requires that the Mexican government pay compensation if it effects a statutory appropriation for reasons of the public interest. With respect to a temporary seizure due to any cause other than international war, the Mexican Railroad Services Law and regulations provide that the Mexican government will indemnify an affected concessionaire for an amount equal to damages caused and losses suffered. However, these payments may not be sufficient to compensate KCSM for its losses and may not be made timely.
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
KCS is KCSM’s controlling stockholder. The interests of KCS may be different from KCSM’s interests, and KCS may exercise influence over KCSM in a manner inconsistent with KCSM’s interests.
Failure to make capital expenditures could result in the revocation of KCSM’s Concession.
KCSM’s business is capital intensive and requires substantial ongoing expenditures for, among other things, additions and improvements to roadway, structures and technology, acquisitions, and maintenance and repair of equipment and the rail system. KCSM’s failure to make necessary capital expenditures to maintain its operations could impair its ability to serve existing customers, accommodate increases in traffic volumes or result in increased derailments.
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

KCSM has funded, and expects to continue to fund, capital expenditures with operating cash flows, debt and equipment leases. KCSM may not be able to generate sufficient cash flows from its operations or obtain sufficient funds from external sources to fund capital expenditure requirements. Even if financing is available, it may not be obtainable on acceptable terms and within the limitations contained in the indentures and other agreements relating to KCSM’s existing debt.
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
KCSM’s operations are subject to competition from other railroads, particularly Ferrocarril Mexicano, S.A. de C.V (“Ferromex”) and Ferrosur in Mexico, as well as from truck carriers, barge lines and other maritime shippers. Ferromex is much larger and has significantly greater financial and other resources than KCSM, which may enable KCSM’s rail competitors to reduce rates and make KCSM’s freight services less competitive. KCSM’s ability to respond to competitive pressures by matching rate reductions and decreasing rates without adversely affecting gross margins and operating results will depend on, among other things, the ability to reduce operating costs. KCSM’s failure to respond to competitive pressures, and particularly rate competition, in a timely manner could have a material adverse effect on the Company’s consolidated financial statements.
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
A central part of KCSM’s growth strategy is based upon the conversion of truck traffic to rail. There can be no assurance the Company will succeed in its efforts to convert traffic from truck to rail transport or that the customers already converted will be retained. If the railroad industry in general is unable to preserve its competitive advantages vis-à-vis the trucking industry, revenue growth could be adversely affected. Additionally, revenue growth could be affected by, among other factors, an expansion in the availability, or an improvement in the quality, of the trucking services offered by Mexican carriers resulting from regulatory and administrative interpretations and implementation of certain provisions of NAFTA and KCSM’s inability to grow its existing customer base and capture additional cargo transport market share because of competition from the shipping industry and other railroads.
KCSM’s business strategy, operations and growth rely significantly on agreements with other railroads and third parties.
Operation of KCSM’s rail network and its plans for growth and expansion rely significantly on agreements with other railroads and third parties, including joint ventures and other strategic alliances, as well as interchange, trackage rights, haulage rights and marketing agreements with other railroads and third parties that enable KCSM to exchange traffic and utilize trackage not granted to the Company as part of the Concession. KCSM’s ability to provide comprehensive rail service to its customers depends in large part upon its ability to maintain these agreements with other railroads and third parties, and upon the performance of the obligations under the agreements by the other railroads and third parties. The termination of, or the failure to renew, these agreements could adversely affect KCSM’s consolidated financial statements. KCSM is also dependent in part upon the financial strength and efficient performance of other railroads. There can be no assurance that KCSM will not be materially adversely affected by operational or financial difficulties of other railroads.

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
If KCSM cannot reach an agreement with Ferromex for rates applicable for services provided prior to January 1, 2009, which are not subject to the Trackage Rights Agreement, the SCT is entitled to set the rates in accordance with Mexican law and regulations, which rates may not adequately compensate the Company. KCSM is currently involved in legal proceedings with the SCT and discussions with Ferromex regarding the amounts payable to each other for trackage rights, interline services and haulage rights for periods prior to January 1, 2009. Certain of these disputes continue under litigation. Any resolution of such procedures adverse to KCSM could have a material adverse effect on its consolidated financial statements in a particular quarter or fiscal year.
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
KCSM’s business may be adversely affected by changes in general economic, weather or other conditions.
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
The transportation industry is highly cyclical, generally tracking the cycles of the world economy. Although transportation markets are affected by general economic conditions, there are numerous specific factors within each particular market that may influence operating results. Some of KCSM’s customers do business in industries that are highly cyclical, including the oil and gas, automotive, housing and agriculture industries. Any downturn in these industries could have a material adverse effect on operating results. Also, some of the products transported have had a historical pattern of price cyclicality which has typically been influenced by the general economic environment and by industry capacity and demand. KCSM cannot assure that prices and demand for these products will not decline in the future, adversely affecting those industries and, in turn, the Company's consolidated financial statements.
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
KCSM’s business is subject to credit risk including the risk that a customer or counterparty will fail to meet its obligations when due. Customers and counterparties that owe the Company money may default on their obligations to the Company due to bankruptcy, lack of liquidity, operational failure or other reasons. Although the Company has procedures for reviewing its credit exposures to specific customers and counterparties to address present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. Some of the Company’s risk management methods depend upon the evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by the Company. That information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. In addition, concerns about, or a default by, one customer or counterparty could lead to significant liquidity problems, losses or defaults by other customers or counterparties, which in turn could adversely affect the Company. The Company may be materially and adversely affected in the event of a significant default by its customers and counterparties.
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

KCSM is subject to income taxes as well as non-income based taxes in Mexico. Changes in tax rates, enactment of new tax laws and revisions of tax regulations could have a material adverse effect on the Company’s consolidated financial statements. Additionally, the final determination of tax audits, claims or litigation could differ from what is reflected in KCSM’s financial statements.
KCSM, as a common carrier by rail, is required by Mexican law to transport hazardous materials, which could expose KCSM to significant costs and claims.
Under applicable Mexican laws, KCSM’s common carrier responsibility requires it to transport hazardous materials. Any rail accident or other incident or accident on KCSM’s network, facilities, or at the facilities of KCSM’s customers involving the release of hazardous materials, including toxic inhalation hazard (or TIH) materials, could involve significant costs and claims for personal injury, property damage, and environmental penalties and remediation in excess of the Company's insurance coverage for these risks, which could have a material adverse effect on KCSM’s consolidated financial statements.
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
Market fluctuations could adversely impact KCSM's operating results as it hedges certain transactions.
From time to time, KCSM may use various financial instruments to reduce its exposure to various market risks, including interest rates, foreign currency, and fuel and commodity prices. While these financial instruments reduce the Company's exposure to changes in market risks, the use of such instruments may ultimately limit the Company's ability to benefit from favorable changes in underlying rates or prices due to amounts fixed at the time of entering into the hedge agreement.
The loss of key personnel could negatively affect business.
KCSM's success substantially depends on its ability to attract and retain key members of the senior management team. Recruiting, motivating, and retaining qualified management personnel, particularly those with expertise in the railroad industry, are vital to operations and success. There is substantial competition for qualified management personnel and there can be no assurance that KCSM will always be able to attract or retain qualified personnel. Employment agreements with senior management are terminable at any time by either party. If KCSM loses one or more of these key executives or principals, its ability to successfully implement its business plans could be materially adversely affected.
A majority of the employees contracted by KCSM belong to a labor union. Strikes or work stoppages could adversely affect operations.
KCSM Servicios is a party to a collective bargaining agreement with a labor union in Mexico. As of December 31, 2012, approximately 80% of KCSM Servicios’ employees were covered by a labor contract subject to collective bargaining. KCSM Servicios may be subject to, among other things, strikes, work stoppages or work slowdowns as a result of disputes under this collective bargaining agreement and labor contract or KCSM Servicios’s potential inability to negotiate an acceptable contract with this union. If the unionized workers of KCSM Servicios were to engage in a strike, work stoppage or other slowdown; or if the terms and conditions in future labor agreements were renegotiated, KCSM could experience a significant disruption of its operations and higher ongoing labor costs which could have a material adverse effect on its consolidated financial statements.

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
The Mexican economy in the past has suffered balance of payment deficits and shortages in foreign exchange reserves. Although Mexico has imposed foreign exchange controls in the past, there are currently no exchange controls in Mexico. Pursuant to the provisions of NAFTA, if Mexico experiences serious balance of payment difficulties or the threat of such difficulties in the future, Mexico would have the right to impose foreign exchange controls on investments made in Mexico, including those made by United States and Canadian investors. Any restrictive exchange control policy could adversely affect KCSM’s ability to obtain U.S. dollars or to convert Mexican pesos (“pesos” or “Ps.”) into dollars for purposes of making interest and principal payments due on indebtedness, to the extent KCSM may have to effect those conversions. This could have a material adverse effect on KCSM’s consolidated financial statements.
Presidential and federal congress elections in Mexico were held resulting in a change in administration in December 2012. KCSM cannot predict whether changes in Mexican government policy will result from the change in administration; however, changes in laws, public policies and government programs could be enacted, which could have an adverse effect on KCSM’s consolidated financial statements.

Mexican national politicians are currently focused on certain regional political and social tensions, and reforms regarding fiscal policies, gas, electricity, social security and oil have not been and may not be approved. The social and political situation in Mexico could adversely affect the Mexican economy, which in turn could have a material adverse effect on KCSM’s consolidated financial statements.
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
Mexico has a history of high levels of inflation and may experience high inflation in the future. During most of the 1980s and during the mid and late 1990s, Mexico experienced periods of high levels of inflation. The annual rates of inflation for the last three years, as measured by changes in the National Consumer Price Index, as provided by Banco de México, were 3.6% in 2012, 3.8% in 2011 and 4.4% in 2010. A substantial increase in the Mexican inflation rate would have the effect of increasing some of KCSM’s costs, which could adversely affect its consolidated financial statements. High levels of inflation may also affect the balance of trade between Mexico and the United States, and other countries, which could adversely affect KCSM’s consolidated financial statements.

KCSM may be subject to various claims and litigation that could have a material adverse effect on KCSM's consolidated financial statements.
The Company may be exposed to the potential of various claims and litigation related to labor and employment, personal injury, commercial disputes, freight loss and other property damage, and other matters that arise in the normal course of business. Any material changes to litigation trends or a catastrophic rail accident or series of accidents involving any or all of property damage, personal injury and environmental liability could have a material adverse effect on KCSM's consolidated financial statements.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
KCSM’s headquarters, which the Company leases, are located at Montes Urales 625, Col. Lomas de Chapultepec, C.P. 11000 Mexico, D.F., Mexico. KCSM also has offices that are part of the Concession, and they are located at Av. Manuel L. Barragan 4850 Norte, Colonia Hidalgo, C.P. 64420, Monterrey Nuevo Leon, Mexico.
Track Configuration
Under its Concession from the Mexican government, KCSM has the right to operate approximately 3,200 route miles but does not own the land, roadway or associated structures, and additionally has approximately 700 miles of trackage rights that permit KCSM to operate its crews over other railroads’ tracks. The Concession requires KCSM to make investments as described in a business plan filed every five years with the Mexican government. See Item 1A, “Risk Factors — KCSM’s Concession is subject to revocation or termination in certain circumstances which would prevent KCSM from operating its railroad and would have a material adverse effect on the Company’s consolidated financial statements.”
Equipment Configuration
As of December 31, 2012 and 2011, KCSM leased and owned the following units of equipment:

	2012		2011
	Leased	Owned	Leased	Owned
Locomotives	30	346	30	338
Rolling stock:
Gondolas	2,438	912	2,458	1,201
Hoppers	1,386	320	1,418	328
Auto racks	1,371	—	1,671	—
Box cars	1,274	68	1,275	178
Tank cars	647	—	659	—
Flat cars (intermodal and other)	44	177	88	436
Total	7,160	1,477	7,569	2,143

Average Age (in Years) of Leased and Owned Locomotives:	2012	2011
Road locomotives	14.8	14.0
All locomotives	18.7	17.8
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

Capital Expenditures
The Company’s cash capital expenditures for the two years ended December 31, 2012 and 2011, and planned 2013 capital expenditures are included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures”. See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Capitalization, Depreciation and Amortization of Property and Equipment (including Concession Assets)” regarding the Company’s policies and guidelines related to capital expenditures.

Item 3.	Legal Proceedings
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. For more information on legal proceedings, see Item 1A, “Risk Factors — KCSM may be subject to various claims and litigation that could have a material adverse effect on KCSM's consolidated financial statements” and Item 8, “Financial Statements and Supplementary Data — Note 12 Commitments and Contingencies.”

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases
of Equity Securities
Market Information
There is no public trading market for KCSM’s equity securities. All of its equity securities are indirectly owned by KCS.
Dividend Policy
Pursuant to KCSM’s outstanding indentures and credit agreement, the Company can pay cash dividends permitted by applicable law, subject to certain limitations.

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
EXECUTIVE SUMMARY
2012 Financial Overview
In 2012, KCSM recognized record-high volumes and revenues. Record-breaking revenues of $1.0 billion were driven by strong growth in intermodal and automotive traffic. As revenues grew in most of the business units during the year, the Company’s continued focus on operating expense control resulted in operating expenses as a percentage of revenues of 60.5%.

Revenues in 2012 increased 9% over 2011, driven primarily by an increase in carload/unit volumes, positive pricing impacts and increased fuel surcharge, partially offset by the effect of fluctuations in the value of the Mexican peso against the U.S. dollar for revenues denominated in Mexican pesos.
Operating expenses decreased $3.2 million during 2012, compared to 2011, primarily due to the elimination of deferred statutory profit sharing liability of $43.0 million as a result of the organizational restructuring in the second quarter of 2012. In addition, operating expenses decreased due to the effect of fluctuations in the value of the Mexican peso against the U.S. dollar for operating expenses denominated in Mexican pesos. These decreases were partially offset by higher diesel fuel prices, carload/unit volumes and the $14.8 million gain on insurance recoveries recognized in 2011.
KCSM’s revenues and operating expenses are affected by fluctuations in the value of the Mexican peso against the U.S. dollar. Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations generally offset, with insignificant net impacts to operating income.
The Company reported consolidated net income of $191.2 million for the year ended December 31, 2012, compared to $173.9 million for 2011.

During 2012, the Company further strengthened its financial position by amending its credit facility, which extended the maturity date, eliminated or modified a number of restrictive covenants in its facility in order to achieve consistency between its facility and firms with investment grade ratings, and allows the facility to convert from secured to unsecured obligations upon attainment of investment grade credit ratings.
RESULTS OF OPERATIONS
Year Ended December 31, 2012, compared to the Year Ended December 31, 2011
The following summarizes KCSM’s consolidated income statement components (in millions):

	2012	2011	Change Dollars
Revenues	$1,021.7	$938.4	$83.3
Operating expenses	618.0	621.2	(3.2)
Operating income	403.7	317.2	86.5
Equity in net earnings of unconsolidated affiliates	3.2	2.8	0.4
Interest expense	(88.4)	(80.2)	(8.2)
Debt retirement costs	(0.5)	(10.3)	9.8
Foreign exchange gain (loss)	3.0	(9.6)	12.6
Other income (loss), net	(0.2)	2.6	(2.8)
Income before income taxes	320.8	222.5	98.3
Income tax expense	129.6	48.6	81.0
Net income	$191.2	$173.9	$17.3
Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Chemical and petroleum	$193.6	$186.4	4%	99.1	100.3	(1)%	$1,954	$1,858	5%
Industrial and consumer products	247.6	223.7	11%	167.7	162.6	3%	1,476	1,376	7%
Agriculture and minerals	184.6	197.9	(7)%	100.4	109.3	(8)%	1,839	1,811	2%
Energy (i)	28.0	28.6	(2)%	28.8	28.4	1%	972	1,007	(3)%
Intermodal	191.3	154.8	24%	484.5	413.0	17%	395	375	5%
Automotive	158.5	127.7	24%	91.9	76.3	20%	1,725	1,674	3%
Carload revenues, carloads and units	1,003.6	919.1	9%	972.4	889.9	9%	$1,032	$1,033	—%
Other revenue	18.1	19.3	(6)%
Total revenues (ii)	$1,021.7	$938.4	9%
(ii) Included in revenues:
Fuel surcharge	$146.5	$118.8

(i) Effective January 1, 2012, the Company established the Energy commodity group, which includes the previous Coal commodity group and certain amounts previously included within the Agriculture and minerals commodity group. Prior period amounts have been reclassified to conform to the current year presentation.

Freight revenues include both revenue for transportation services and fuel surcharges. For the year ended December 31, 2012, revenues increased $83.3 million compared to 2011, primarily due to the overall increase in carload/unit volumes, positive pricing impacts and increased fuel surcharge, partially offset by the effect of fluctuations in the value of the Mexican peso against the U.S. dollar for revenues denominated in Mexican pesos. Revenue per carload/unit was flat for the year ended December 31, 2012, compared to the same period in 2011.
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
The following discussion provides an analysis of revenues by commodity group:
Revenues by commodity group
for 2012
________________________________________

Chemical and petroleum. Revenues increased $7.2 million for the year ended December 31, 2012, compared to 2011, primarily due to increases in pricing and fuel surcharge, partially offset by fluctuations in the value of the Mexican peso against the U.S. dollar and decreases in volume. Revenues increased due to positive pricing impacts for plastics and chemicals used to manufacture glass and paint. Petroleum volumes decreased primarily due to a customer’s lost business.

Industrial and consumer products. Revenues increased $23.9 million for the year ended December 31, 2012, compared to 2011, primarily due to increases in pricing, volume and fuel surcharge. Metals and scrap revenues grew primarily due to increases in pricing and high demand for slab and steel coil driven by strength in the automotive and oil and gas industries.

Agriculture and mineral. Revenues decreased $13.3 million for the year ended December 31, 2012, compared to 2011, primarily due to decreases in volume and fluctuations in the value of the Mexican peso against the U.S. dollar, partially offset by an increase in pricing. Food products volumes decreased due to lost cross border corn syrup business and lower dried distillers grain volume. In addition, grain volumes decreased primarily as a result of the severe drought conditions experienced in the United States.

Stone, Clay, & Glass 5%
Ores & Minerals 2%
Food Products 31%
Grain 62%

Revenues by commodity group
for 2012
________________________________________

Energy. Revenues decreased $0.6 million for the year ended December 31, 2012, compared to 2011, primarily due to fluctuations in the value of the Mexican peso against the U.S. dollar.
Intermodal. Revenues increased $36.5 million for the year ended December 31, 2012, compared to 2011, primarily due to increases in volume due to strong cross border auto parts business, conversion of truck traffic to rail and Trans-Pacific imports via the Port of Lazaro Cardenas.
Automotive. Revenues increased $30.8 million for the year ended December 31, 2012, compared to 2011, primarily due to increases in volume and pricing, partially offset by fluctuations in the value of the Mexican peso against the U.S. dollar. The increase was driven by strong year over year growth in North American automobile sales for Original Equipment Manufacturers, increased import/export volume through the Port of Lazaro Cardenas and increased length of haul through new cross border vehicle routings.
Operating Expenses
 Operating expenses, as shown below (in millions), decreased $3.2 million for the year ended December 31, 2012, when compared to 2011, primarily due to the elimination of the deferred statutory profit sharing liability as a result of the organizational restructuring in 2012. In addition, operating expenses decreased due to fluctuations in the value of the Mexican peso against the U.S. dollar for operating expenses denominated in Mexican pesos. These decreases were partially offset by higher diesel fuel prices and carload/unit volumes and the gain on insurance recoveries recognized in 2011.
As a result of the organizational restructuring in 2012, KCSM pays KCSM Servicios, a wholly-owned subsidiary of KCS, market-based rates for employee services. This market-based rate was determined by applying a percentage mark-up to amounts paid by KCSM Servicios to its employees and vendors. For comparative purposes, amounts paid to KCSM Servicios are classified according to the nature of the services provided to KCSM and the percentage mark-up portion of payments to KCSM Servicios is included within materials and other expense.

	2012	2011	Change
			Dollars	Percent
Compensation and benefits	$124.0	$128.8	$(4.8)	(4)%
Purchased services	144.6	131.6	13.0	10%
Fuel	164.1	150.6	13.5	9%
Equipment costs	77.9	83.2	(5.3)	(6)%
Depreciation and amortization	91.3	86.8	4.5	5%
Materials and other	59.1	55.0	4.1	7%
Elimination of deferred statutory profit sharing liability, net	(43.0)	—	(43.0)	100%
Gain on insurance recoveries related to hurricane damage	—	(14.8)	14.8	(100)%
Total operating expenses	$618.0	$621.2	$(3.2)	(1)%

Compensation and benefits. Compensation and benefits decreased $4.8 million for the year ended December 31, 2012, compared to 2011, primarily due to a decrease in statutory profit sharing expense as a result of the organizational restructuring in the second quarter of 2012. In addition, compensation and benefits decreased due to fluctuations in the value of the Mexican peso against the U.S. dollar. These decreases were partially offset by annual salary and benefit rate increases and higher carload / units volumes.
Purchased services. Purchased services expense increased $13.0 million for the year ended December 31, 2012, compared to 2011, due to higher net joint facility income related to non-recurring usage of certain trackage rights recognized during the second half of 2011 and increases in volume-sensitive costs, primarily locomotive maintenance expense and security services.
Fuel. Fuel expense increased $13.5 million for the year ended December 31, 2012, compared to 2011, primarily due to higher diesel fuel prices, higher consumption and decreased fuel efficiency. These increases were partially offset by the fluctuations in the value of the Mexican peso against the U.S. dollar. The net average fuel price per gallon increased by approximately 4% in 2012 as compared to 2011.
Equipment costs. Equipment costs decreased $5.3 million for the year ended December 31, 2012, compared to 2011, primarily due to lower locomotive lease expense due to the acquisition of 75 locomotives during the third quarter of 2011, which were previously leased by the Company under an operating lease agreement. This decrease was partially offset by an increase in intermodal freight equipment rent and the use of other railroads’ freight cars due to increased traffic volumes.
Depreciation and amortization. Depreciation and amortization expense increased $4.5 million for the year ended December 31, 2012, compared to 2011, primarily due to a larger asset base.
Materials and other. Materials and other expense increased $4.1 million for the year ended December 31, 2012, compared to 2011, primarily due to the percentage mark-up paid to KCSM Servicios as a result of the organizational restructuring in the second quarter of 2012 and increased concession duty rate, partially offset by decreased casualty expense. KCSM paid concession duty expense of 0.5% of gross revenues for the first 15 years of the Concession period, and on June 24, 2012, KCSM began paying 1.25% of gross revenues, which is effective for the remaining years of the Concession.
Elimination of deferred statutory profit sharing liability, net. As a result of the organizational restructuring in 2012, KCSM’s obligation to pay statutory profit sharing terminated as of May 1, 2012 and accordingly, KCSM recognized a $43.0 million net reduction to operating expense. This reduction includes the elimination of $47.8 million of the deferred statutory profit sharing liability, net of $4.8 million of transaction costs.
Gain on insurance recoveries related to hurricane damage. In 2011, the Company settled its insurance claims related to 2010 hurricane damage and recognized a $14.8 million gain on insurance recoveries which primarily represented the recovery of lost profits and the replacement value of property in excess of its carrying value, net of the self-insured retentions.
Non-Operating Expenses
Equity in net earnings of unconsolidated affiliates. Equity in earnings from the operations of FTVM was $3.2 million and $2.8 million for the years ended December 31, 2012 and 2011, respectively. This increase was primarily due to an increase in volumes.
Interest expense. Interest expense increased $8.2 million for the year ended December 31, 2012, compared to 2011, primarily due to higher average debt balances, partially offset by lower average interest rates. For the years ended December 31, 2012 and 2011, the average debt balance was $1,179.3 million and $973.8 million, respectively.
Debt retirement costs. Debt retirement costs were $0.5 million and $10.3 million for the years ended December 31, 2012 and 2011, respectively. During the fourth quarter of 2012, KCSM entered into an amended and restated credit agreement and recognized $0.5 million in debt issuance costs related to the amended credit agreement. During 2011, KCSM purchased and redeemed the remaining $32.4 million principal amount and all of the outstanding $165.0 million aggregate principal amount of its 7 5/8% Senior Notes due December 1, 2013, and 7 3/8% Senior Notes due June 1, 2014, respectively. KCSM recognized debt retirement costs of $10.3 million related to the call and tender premiums and the write-off of unamortized debt issuance costs.
Foreign exchange gain (loss). Fluctuations in the value of the Mexican peso against the U.S. dollar for the years ended December 31, 2012 and 2011, resulted in a foreign exchange gain of $3.0 million and a foreign exchange loss of $9.6 million, respectively.

Other income (loss), net. Other income (loss), net decreased $2.8 million for the year ended December 31, 2012, compared to 2011. This decrease was primarily attributable to miscellaneous income.
Income tax expense. Income tax expense increased $81.0 million for the year ended December 31, 2012, compared to 2011, primarily due to higher pre-tax income and an increased effective tax rate due to fluctuations in the foreign exchange rate. The effective income tax rate was 40.4% for the year ended December 31, 2012, compared to 21.8% for 2011.
LIQUIDITY AND CAPITAL RESOURCES
Overview
In recent years, KCSM has improved its financial strength and flexibility by extending debt maturities. In 2012, KCSM completed an amendment to its credit facility which extended the maturity date, eliminated or modified a number of restrictive covenants in its facility in order to achieve consistency between its facility and firms with investment grade ratings and allows for the facility to convert from secured to unsecured obligations upon attainment of investment grade credit ratings.
Though KCSM’s cash flows from operations are sufficient to fund operations, capital expenditures and debt service, the Company may, from time to time, use external sources of cash (principally bank debt, public and private debt, and leases) to refinance existing indebtedness and to fund new investments and equipment additions. On December 31, 2012, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was $209.2 million, compared to available liquidity at December 31, 2011 of $215.7 million.
The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt capital markets and other available financing resources will be sufficient to fund anticipated operating, capital and debt service requirements and other commitments in the foreseeable future.
KCSM’s primary sources of liquidity are cash flows generated from operations, borrowings under its revolving credit facility and access to debt capital markets. Although KCSM has had adequate access to capital markets, the financial terms under which funding has been obtained contain restrictive covenants, which limit or preclude certain actions, including, but not limited to, the ability to incur additional debt for any purpose other than refinancing existing debt, create or suffer to exist additional liens, make prepayments of particular debt, make certain investments, engage in transactions with stockholders and affiliates, sell certain assets and engage in mergers and consolidations or in sale-leaseback transactions. The KCSM revolving credit facility contains additional negative covenants, including but not limited to, KCSM’s ability to freely deploy proceeds in excess of pre-defined thresholds from insurance settlements. The aforementioned negative covenant terminates upon conversion of KCSM’s revolving credit facility from secured to unsecured upon KCSM’s attainment of investment grade credit ratings from at least two of the three primary rating agencies. Though these covenants may restrict or prohibit certain activities, the covenants contain a number of qualifications, thresholds and exceptions that provide the Company with what management believes is a sufficient degree of flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of December 31, 2012.
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
Three credit rating agencies provide their views of the Company's outlook and ratings. In the third quarter of 2012, Fitch initiated coverage of KCSM and upgraded KCSM's Issuer Default Rating and senior unsecured debt rating to investment grade. S&P rates the secured KCSM agreement as investment grade but the remaining debt and corporate credit of KCSM as non-investment grade. In the fourth quarter of 2012, Moody's upgraded the rating on the secured KCSM agreement to investment grade. Moody's rates the remaining debt and corporate credit of KCSM as non-investment grade. Ratings and outlooks change from time to time and can be found on the websites of S&P, Moody's and Fitch.

Cash Flow Information
The following table summarizes cash flow data for the years ended December 31, 2012 and 2011 (in millions):

	2012	2011
Cash flows provided by (used for):
Operating activities	$277.1	$256.0
Investing activities	(205.3)	(129.4)
Financing activities	(78.3)	(147.9)
Net decrease in cash and cash equivalents	(6.5)	(21.3)
Cash and cash equivalents beginning of year	15.7	37.0
Cash and cash equivalents end of year	$9.2	$15.7
During 2012, cash and cash equivalents decreased $6.5 million as increased cash flows from operating activities were used to fund net investing activities and to reduce outstanding debt.
Operating Cash Flows. Net operating cash flows for 2012 increased $21.1 million to $277.1 million. The increase in operating cash flows was primarily a result of increased net income. This increase was partially offset by insurance proceeds of $40.2 million related to 2010 hurricane damage received during 2011.
Investing Cash Flows. Net investing cash outflows were $205.3 million and $129.4 million during 2012 and 2011, respectively. This $75.9 million increase was primarily due to an increase in capital expenditures and the insurance proceeds received during 2011 related to 2010 hurricane damage.
Financing Cash Flows. Financing cash inflows were generated by a capital contribution from the Company's shareholders and proceeds from related company debt. Financing cash outflows were used for the repayment of debt. Financing cash flows for 2012 and 2011 are discussed in more detail below:

•
Net financing cash outflows for 2012 were $78.3 million. During 2012, the Company paid $87.2 million of related company debt and repaid $18.1 million of outstanding debt. During the year, the Company received $18.8 million of proceeds of capital contribution from the Company's shareholders and $9.0 million in proceeds from a borrowing from a wholly-owned subsidiary of KCS.

•
Net financing cash outflows for 2011 were $147.9 million. During 2011, the Company repaid $214.8 million of outstanding debt and paid $135.0 million of capital distributions to the Company’s shareholders. During the year, the Company received net proceeds of $200.0 million from the issuance of the 6 1/8% senior unsecured notes due June 15, 2012 (the “6 1/8% Senior Notes”) and $17.5 million related to a borrowing from a wholly-owned subsidiary of KCS. Debt issue costs of $15.6 million were paid in connection with the 6 1/8% Senior Notes.

Capital Expenditures
KCSM has funded, and expects to continue to fund, capital expenditures with operating cash flows, debt financing and equipment leases.

The following table summarizes the capital expenditures by type for the years ended December 31, 2012 and 2011 (in millions):

	2012	2011
Roadway capital program	$110.1	$89.1
Equipment	30.8	3.9
Locomotive acquisitions (i)	22.5	103.8
Capacity	22.2	4.8
Information technology	4.1	6.3
Other	7.8	28.1
Total capital expenditures (accrual basis)	197.5	236.0
Locomotives financed under operating lease buyout (i)	—	(91.0)
Change in capital accruals	12.1	2.4
Total cash capital expenditures	$209.6	$147.4
(i) In 2011, KCSM entered into five loan agreements with General Electric Capital Corporation (“GE”) to finance approximately 88% of the purchase price of seventy-five locomotives. These locomotives were previously leased by KCSM under an operating lease.
Generally, the Company’s capital program consists of capital replacement. For 2013, internally generated cash flows are expected to fund cash capital expenditures, currently estimated at approximately $200.0 million.
KCSM’s minimum investments obligation
The Concession requires KCSM to make investments and undertake capital projects, including capital projects described in a business plan filed every five years with the SCT. The five-year plan was submitted in 2012 for the years 2013 — 2017. KCSM’s minimum investment obligations are as follows: $137.0 million, $143.0 million, $148.0 million, $154.0 million and $161.0 million for 2013, 2014, 2015, 2016 and 2017, respectively.
Property Statistics
The following table summarizes certain property statistics as of December 31:

	2012 (i)	2011
Track miles of rail installed	86	53
Cross ties installed	378,861	287,444
____________________

(i)	The increase in the miles of rail and cross ties installed in 2012 primarily reflects the increase in maintenance and capacity expansion activities.
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

Capitalization, Depreciation and Amortization of Property and Equipment (including Concession Assets)
Due to the highly capital intensive nature of the railroad industry, capitalization and depreciation of property and equipment are substantial components of the Company’s consolidated financial statements. Net property and equipment, including concession assets, comprised approximately 87% of the Company’s total assets as of December 31, 2012, and related depreciation and amortization comprised approximately 15% of total operating expenses for the year ended December 31, 2012.
KCSM’s annual capital expenditures are primarily for capital replacement programs which are generally constructed by employees. KCSM capitalizes costs for self-constructed additions and improvements to property including direct labor and material, indirect overhead costs, and interest during long-term construction projects. Direct costs are charged to capital projects based on the work performed and the material used. Indirect overhead costs are allocated to capital projects as a standard percentage, which is evaluated annually, and applied to direct labor and material costs. Asset removal activities are performed in conjunction with replacement activities; therefore, removal costs are estimated based on a standard percentage of direct labor and indirect overhead costs related to capital replacement projects. For purchased assets, all costs necessary to make the asset ready for its intended use are capitalized. Expenditures that significantly increase asset values, productive capacity, efficiency, safety or extend useful lives are capitalized. Repair and maintenance costs are expensed as incurred.
Property and equipment are carried at cost and are depreciated primarily on the group method of depreciation, which the Company believes closely approximates a straight line basis over the estimated useful lives of the assets measured in years. Technology assets and leasehold improvements are depreciated using the straight line method over the lesser of the estimated useful lives of the assets or the lease term. Costs incurred by the Company to acquire the concession rights and related assets, as well as subsequent improvements to the concession assets, are capitalized and amortized using the group method of depreciation over the lesser of the current expected Concession term, including probable renewal of an additional 50-year term, or the estimated useful lives of the assets and rights. The Company’s ongoing evaluation of the useful lives of concession assets and rights considers the aggregation of the following facts and circumstances:

•
The Company’s executive management is dedicated to ensuring compliance with the various provisions of the Concession and to maintaining positive relationships with the SCT and other Mexican federal, state and municipal governmental authorities;

•
During the time since the Concession was granted, the relationships between KCSM and the various Mexican governmental authorities have matured and the guidelines for operating under the Concession have become more defined with experience;

•	There are no known supportable sanctions or compliance issues that would cause the SCT to revoke the Concession or prevent KCSM from renewing the Concession; and

•
KCSM operations are an integral part of the KCS operations strategy, and related investment analyses and operational decisions assume that the Company’s cross border rail business operates into perpetuity, and do not assume that Mexico operations terminate at the end of the current Concession term.

Based on the above factors, as of December 31, 2012, the Company continues to believe that it is probable that the Concession will be renewed for an additional 50-year term beyond the current term.
The group method of depreciation applies a composite rate to classes of similar assets rather than to individual assets. Composite depreciation rates are based upon the Company’s estimates of the expected average useful lives of assets as well as expected net salvage value at the end of their useful lives. In developing these estimates, the Company utilizes periodic depreciation studies performed by an independent engineering firm. Depreciation rate studies are performed at least every three years for equipment and at least every six years for road property (rail, ties, ballast, etc.). The depreciation studies take into account factors such as:

•	Statistical analysis of historical patterns of use and retirements of each asset class;

•	Evaluation of any expected changes in current operations and the outlook for the continued use of the assets;

•	Evaluation of technological advances and changes to maintenance practices; and

•	Historical and expected salvage to be received upon retirement.

The depreciation studies may also indicate that the recorded amount of accumulated depreciation is deficient or in excess of the amount indicated by the study. Any such deficiency or excess is amortized as a component of depreciation expense over the remaining useful lives of the affected asset class, as determined by the study. The Company also monitors these factors in non-study years to determine if adjustments should be made to depreciation rates. Any changes in depreciation rates are implemented prospectively.
During the year ended December 31, 2011, KCSM engaged an independent engineering firm to assist management in performing a depreciation study on its road property and equipment. The depreciation impacts of the study results were immaterial to 2011consolidated financial results.
Effective as of October 1, 2010, the Company reduced depreciation rates on certain locomotive assets based on reassessment of the adequacy of the accumulated depreciation provisions. This change in accounting estimate reduced annual depreciation expense by $13.0 million in 2011 and 2012.
Also under the group method of depreciation, the cost of railroad property and equipment (net of salvage or sales proceeds) retired or replaced in the normal course of business is charged to accumulated depreciation with no gain or loss recognized. Actual historical costs are retired when available, such as with equipment costs. The use of estimates in recording the retirement of certain roadway assets is necessary as it is impractical to track individual, homogeneous network-type assets. For these types of assets, historical costs are estimated by (1) deflating current costs using inflation indices published by the U.S. Bureau of Labor Statistics and (2) the estimated useful life of the assets as determined by the depreciation studies. The indices applied to the replacement value are selected because they closely correlate with the major costs of the items comprising the roadway assets. Because of the number of estimates inherent in the depreciation and retirement processes and because it is impossible to precisely estimate each of these variables until a group of assets is completely retired, the Company continually monitors the estimated useful lives of its assets and the accumulated depreciation associated with each asset group to ensure the depreciation rates are appropriate. Gains or losses on dispositions of land or non-group property and abnormal retirements of railroad property are recognized through income. A retirement of railroad property would be considered abnormal if the cause of the retirement is unusual in nature and its actual life is significantly shorter than what would be expected for that group based on the depreciation studies. An abnormal retirement could cause the Company to re-evaluate the estimated useful life of the impacted asset class. There were no significant gains or losses from abnormal retirements of property or equipment for any of the three years ended December 31, 2012.
Estimation of the average useful lives of assets and net salvage values require significant management judgment. Estimated average useful lives may vary over time due to changes in physical use, technology, asset strategies and other factors that could have an impact on the retirement experience of the asset classes. Accordingly, changes in the assets’ estimated useful lives could significantly impact future periods’ depreciation expense. Depreciation and amortization expense for the year ended December 31, 2012, was $91.3 million. If the weighted average useful lives of assets were changed by one year, annual depreciation and amortization expense would change approximately $3.1 million.
Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. Future cash flow estimates for an impairment review would be based on the lowest level of identifiable cash flows. During the years ended December 31, 2012 and 2011, management did not identify any indicators of impairment.
Income Taxes
Deferred income taxes represent a net asset or liability of the Company. For financial reporting purposes, management determines the current tax liability, as well as deferred tax assets and liabilities, in accordance with the liability method of accounting for income taxes. The provision for income taxes is the sum of income taxes both currently payable and deferred into the future. Currently payable income taxes represent the liability related to the income tax returns for the current year and anticipated tax payments resulting from income tax audits, while the deferred tax expense or benefit represents the change in the balance of net deferred tax assets or liabilities as reported on the balance sheet. The changes in deferred tax assets and liabilities are determined based upon the estimated timing of reversal of differences between the carrying amount of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes as measured using the currently enacted tax rates that will be in effect at the time these differences are expected to reverse. Additionally, management estimates whether taxable operating income in future periods will be sufficient to fully recognize any gross deferred tax assets.

The tax provision has additional complexities such as the impacts of exchange rate variations and inflation, both of which can have a significant impact on the effective income tax rate. Finally, the Company pays the greater of income tax or the Entrepreneurial Tax of Unique Rate (referred to by its Spanish acronym, IETU or Flat Tax) annually. The general principles and complexities of income tax accounting apply to the calculation of the statutorily required employee profit sharing expense and the related current and deferred liabilities. The employee profit sharing expense is recorded within compensation and benefits in the consolidated statements of comprehensive income. Effective May 1, 2012, KCSM’s employees were transferred to KCSM Servicios, and since the effective date KCSM had no legal obligation to pay statutory profit sharing.
Management believes that the assumptions and estimates related to the provision for income taxes are critical to the Company's results of operations. For the year ended December 31, 2012, income tax expense totaled $129.6 million. For every 1% change in the 2012 effective rate, income tax expense would have changed by approximately $3.2 million. For income taxes paid in Mexican pesos, the revaluation of U.S. denominated amounts (primarily debt) into Mexican pesos is taxed currently under Mexican tax law. If the exchange rate used at the end of 2012 had decreased from Ps.13.0 per U.S. dollar to Ps.12.0 per U.S. dollar, the effective income tax rate would have increased from 40.4% to 47.8% and income the tax expense would have increased by approximately $23.7 million. If the Mexican inflation rate used at the end of 2012 had increased from 4% to 5%, the effective income tax rate would have increased from 40.4% to 40.7%, and income tax expense would have increased by approximately $0.9 million.
OTHER MATTERS
Inflation. U.S. GAAP requires the use of historical cost, which does not reflect the effects of inflation on the replacement cost of property. Due to the capital intensive nature of the Company’s business, the replacement cost of its assets would be substantially higher than the amounts reported under the historical cost basis.

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
Based upon the borrowing rates available to KCSM for indebtedness with similar terms and average maturities, the fair value of debt was approximately $1,240.9 million and $1,297.1 million at December 31, 2012 and 2011, respectively, compared with a carrying value of $1,135.1 million and $1,219.5 million at December 31, 2012 and 2011, respectively.
Commodity Price Sensitivity. KCSM periodically participates in diesel fuel purchase commitment and swap transactions. At December 31, 2012 and 2011, KCSM did not have any outstanding fuel swap agreements. The Company also holds fuel inventories for use in operations. These inventories are not material to KCSM’s overall financial position. Fuel costs are expected to reflect market conditions in 2013; however, fuel costs are unpredictable and subject to a variety of factors outside the Company’s control. Assuming annual consumption of 60 million gallons, a 10 cent change in the price per gallon of fuel would cause a $6.0 million change in operating expenses. KCSM is able to mitigate the impact of increased fuel costs through fuel surcharge revenues from customers.
Foreign Exchange Sensitivity. KCSM uses the U.S. dollar as its functional currency, however, a portion of its revenues and expenses are denominated in Mexican pesos. Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations generally offset, with insignificant net impacts to operating income.
The Company has exposure to fluctuations in the value of the Mexican peso against the U.S. dollar due to its net monetary assets that are denominated in Mexican pesos. If the exchange rate used at December 31, 2012, increased from Ps.13.0 per U.S. dollar to Ps.14.0 per U.S. dollar on net peso denominated monetary assets of Ps.1,330.5 million, it would have resulted in an additional foreign exchange loss of approximately $7.3 million, and a decrease in the exchange rate from Ps.13.0 per U.S. dollar to Ps.12.0 per U.S. dollar would have resulted in an additional foreign exchange gain of approximately $8.5 million.
For income taxes paid in Mexican pesos, the effect of the revaluation of U.S. denominated amounts (primarily debt) into Mexican pesos is taxed currently under Mexican tax law. If the exchange rate used at the end of 2012 increased from Ps.13.0 per U.S. dollar to Ps.14.0 per U.S. dollar, income tax expense for the year ended December 31, 2012, would have decreased by approximately $20.0 million. If the exchange rate used at the end of 2012 decreased to Ps.12.0 per U.S. dollar, income tax expense for the year ended December 31, 2012, would have increased by approximately $23.7 million.

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
Under the supervision and with the participation of the Company’s President and Executive Representative and the Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (commonly referred to as the COSO framework). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012, based on the criteria outlined in the COSO framework.
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
We have audited the accompanying consolidated balance sheets of Kansas City Southern de México, S.A. de C.V. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kansas City Southern de México, S.A. de C.V. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
As discussed in note 2 to the consolidated financial statements, effective January 1, 2012, the Company elected to present comprehensive income and its components in a single continuous statement.

/s/ KPMG LLP
Kansas City, Missouri
February 4, 2013

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31,

	2012	2011	2010
	(In millions)
Revenues	$1,021.7	$938.4	$794.7
Operating expenses:
Compensation and benefits	124.0	128.8	90.1
Purchased services	144.6	131.6	126.7
Fuel	164.1	150.6	119.2
Equipment costs	77.9	83.2	78.1
Depreciation and amortization	91.3	86.8	94.0
Materials and other	59.1	55.0	55.0
Elimination of deferred statutory profit sharing liability, net	(43.0)	—	—
Gain on insurance recoveries related to hurricane damage	—	(14.8)	—
Total operating expenses	618.0	621.2	563.1
Operating income	403.7	317.2	231.6
Equity in net earnings of unconsolidated affiliates	3.2	2.8	6.6
Interest expense	(88.4)	(80.2)	(97.8)
Debt retirement costs	(0.5)	(10.3)	(52.5)
Foreign exchange gain (loss)	3.0	(9.6)	4.9
Other income (loss), net	(0.2)	2.6	2.3
Income before income taxes	320.8	222.5	95.1
Income tax expense	129.6	48.6	31.3
Net income	191.2	173.9	63.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0.0 million for all periods presented	0.9	(1.3)	0.6
Other comprehensive income (loss) - foreign currency translation adjustment	0.9	(1.3)	0.6
Comprehensive income	$192.1	$172.6	$64.4

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Balance Sheets
December 31,

	2012	2011
	(In millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$9.2	$15.7
Accounts receivable, net	109.9	83.4
Related company receivables	40.0	6.6
Materials and supplies	32.9	35.4
Deferred income taxes	42.8	145.4
Other current assets	79.0	83.9
Total current assets	313.8	370.4
Investments	13.1	11.3
Property and equipment (including concession assets), net	2,522.3	2,413.1
Other assets	60.3	101.0
Total assets	$2,909.5	$2,895.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$18.8	$17.2
Related company debt	—	39.0
Accounts payable and accrued liabilities	87.4	137.8
Related company payables	6.9	6.7
Total current liabilities	113.1	200.7
Long-term debt	938.0	945.8
Related company debt	178.3	217.5
Deferred income taxes	131.6	127.4
Other noncurrent liabilities and deferred credits	10.3	77.1
Total liabilities	1,371.3	1,568.5
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 4,785,510,235 shares authorized and issued without par value	286.1	267.3
Additional paid-in capital	243.6	243.6
Retained earnings	1,011.7	820.5
Accumulated other comprehensive loss	(3.2)	(4.1)
Total stockholders’ equity	1,538.2	1,327.3
Total liabilities and stockholders’ equity	$2,909.5	$2,895.8

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

	2012	2011	2010
	(In millions)
Operating activities:
Net income	$191.2	$173.9	$63.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91.3	86.8	94.0
Deferred income taxes	106.8	48.6	31.3
Equity in net earnings of unconsolidated affiliates	(3.2)	(2.8)	(6.6)
Deferred compensation	7.3	19.5	1.6
Elimination of deferred statutory profit sharing liability	(47.8)	—	—
Distributions from unconsolidated affiliates	2.3	2.3	1.5
Gain on insurance recoveries related to hurricane damage	—	(14.8)	—
Cash payments related to hurricane damage	—	(3.3)	(26.4)
Insurance proceeds related to hurricane damage	—	40.2	8.2
Gain on sale of Mexrail, Inc.	—	—	(0.7)
Debt retirement costs	0.5	10.3	52.5
Changes in working capital items:
Accounts receivable	(26.6)	0.3	(21.6)
Related companies	(9.4)	(79.3)	(45.4)
Materials and supplies	5.6	0.9	3.1
Other current assets	(21.5)	(19.8)	(3.5)
Accounts payable and accrued liabilities	(15.3)	(7.3)	20.1
Other, net	(4.1)	0.5	(0.2)
Net cash provided by operating activities	277.1	256.0	171.7
Investing activities:
Capital expenditures	(209.6)	(147.4)	(101.0)
Acquisition of an intermodal facility, net of cash acquired	—	—	(25.0)
Insurance proceeds related to hurricane damage	—	12.4	1.8
Proceeds from disposal of property	5.6	5.6	2.5
Proceeds and repayments of loan to/from a related company	—	—	31.4
Proceeds from sale of Mexrail, Inc.	—	—	41.0
Other, net	(1.3)	—	(0.6)
Net cash used for investing activities	(205.3)	(129.4)	(49.9)
Financing activities:
Proceeds from issuance of long-term debt	—	200.0	480.7
Proceeds from issuance of related company debt	9.0	17.5	17.4
Repayment of long-term debt	(18.1)	(214.8)	(715.8)
Repayment of related company debt	(87.2)	—	—
Debt costs	(0.8)	(15.6)	(54.7)
Pro-rata distributions of common stock	—	(135.0)	—
Pro-rata contribution of common stock	18.8	—	95.0
Net cash used for financing activities	(78.3)	(147.9)	(177.4)
Cash and cash equivalents:
Net decrease during each year	(6.5)	(21.3)	(55.6)
At beginning of year	15.7	37.0	92.6
At end of year	$9.2	$15.7	$37.0
Supplemental cash flow information:
Non-cash investing activities and financing activities:
Capital expenditures accrued but not yet paid at end of year	$9.1	$21.2	$23.6
Capital lease obligations incurred	10.8	—	—
Non-cash asset acquisitions	—	91.0	—
Cash payments:
Interest paid	$86.6	$76.7	$91.2

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In millions)
Balance at December 31, 2009	$507.3	$243.6	$582.8	$(3.4)	$1,330.3
Net income	—	—	63.8	—	63.8
Other comprehensive income (loss) - foreign currency translation adjustment	—	—	—	0.6	0.6
Capital contribution—pro-rata contribution of common stock	95.0	—	—	—	95.0
Balance at December 31, 2010	602.3	243.6	646.6	(2.8)	1,489.7
Net income	—	—	173.9	—	173.9
Other comprehensive income (loss) - foreign currency translation adjustment	—	—	—	(1.3)	(1.3)
Capital distribution—pro-rata distribution of common stock	(335.0)	—	—	—	(335.0)
Balance at December 31, 2011	267.3	243.6	820.5	(4.1)	1,327.3
Net income	—	—	191.2	—	191.2
Other comprehensive income (loss) - foreign currency translation adjustment	—	—	—	0.9	0.9
Capital contribution—pro-rata contribution of common stock	18.8	—	—	—	18.8
Balance at December 31, 2012	$286.1	$243.6	$1,011.7	$(3.2)	$1,538.2

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Description of the Business
Kansas City Southern de México, S.A. de C.V. (“KCSM” or the “Company”) operates the primary commercial corridor of the Mexican railroad system, which allows it to participate significantly in the growing freight traffic between Mexico, the U.S. and Canada. KCSM’s rail lines consist of approximately 3,200 route miles. In addition, KCSM has trackage rights permitting it to run its trains over 700 miles of track of other Mexican railroad operators. KCSM is a wholly-owned subsidiary of Kansas City Southern (“KCS”). KCS’s principal U.S. subsidiary, The Kansas City Southern Railway Company (“KCSR”), is a U.S. Class I railroad. The rail networks of KCSR; The Texas Mexican Railway Company (“Tex-Mex”), also a KCS wholly-owned subsidiary; and KCSM together comprise approximately 6,300 route miles extending from the midwest and southeast portions of the United States into Mexico.
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
Mexrail, Inc. (“Mexrail”) owns 100% of Tex-Mex. Until June 2010, KCSM owned 49% of the outstanding capital stock of Mexrail and KCS owned the remaining 51% of Mexrail’s outstanding capital stock. For the year ended December 31, 2010, KCSM recognized its 49% interest under the equity method of accounting and included in its income statement $3.4 million of income.
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
For the years ended December 31, 2012, 2011 and 2010, KCSM recognized its 25% interest under the equity method of accounting and has included in its income statement $3.2 million, $2.8 million and $3.2 million of income, respectively, attributable to its interest in FTVM. In 2012, 2011 and 2010, KCSM received cash dividends of $2.3 million, $2.3 million and $1.5 million, respectively, from FTVM.
Highstar Harbor Holdings México, S. de R.L. de C.V., (“HHH Mexico”) was formed as a sociedad de responsabilidad limitada de capital variable, or S. de R.L. de C.V. (limited liability corporation). KCSM acquired HHH Mexico on March 3, 2010. KCSM owns 99.99% of the capital stock of HHH Mexico and the remaining 0.01% is owned by Nafta Rail, S.A de C.V. (“Nafta Rail”). Nafta Rail is a wholly-owned subsidiary of KCS. HHH Mexico, through its subsidiaries, operates an intermodal facility in Toluca, State of Mexico.
The Concession. KCSM holds a concession from the Mexican government (the “Concession”) until June 2047 (exclusive through 2027, subject to certain trackage and haulage rights granted to other concessionaires), which is renewable under certain conditions for an additional period of up to 50 years. The Concession is to provide freight transportation services over rail lines which are a primary commercial corridor of the Mexican railroad system. These lines include the shortest, most direct rail passageway between Mexico City and Laredo, Texas and serve most of Mexico’s principal industrial cities and three of its major shipping ports. KCSM has the right to use, but does not own, all track and buildings that are necessary for the rail lines’ operation. KCSM is obligated to maintain the right of way, track structure, buildings and related maintenance facilities to the operational standards specified in the Concession agreement and to return the assets in that condition at the end of the Concession period. KCSM was required to pay the Mexican government a concession duty equal to 0.5% of gross revenues during the first 15 years of the Concession period, and on June 24, 2012, KCSM began paying 1.25% of gross revenues, which is effective for the remaining years of the Concession period.

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
Mexican Railroad Services Law and regulations and the Concession establish several circumstances under which the Concession will terminate: revocation by the Mexican government, statutory appropriation, or KCSM’s voluntary surrender of its rights or liquidation or bankruptcy. The Concession requires the undertaking of capital projects, including those described in a business plan filed every five years with the Mexican government. The five-year plan was submitted in the fourth quarter of 2012 for the years 2013-2017 in which KCSM committed to certain minimum investment and capital improvement goals, which may be waived by the Mexican government upon application for relief for good cause. The Mexican government could also revoke KCSM’s exclusivity after 2027 if it determines that there is insufficient competition.
The Concession is subject to early termination or revocation under certain circumstances. In the event that the Concession is revoked by the Mexican government, KCSM will receive no compensation. Rail lines and all other fixtures covered by the Concession, as well as all improvements made by KCSM or third parties, will revert to the Mexican government. All other property not covered by the Concession, including all locomotives and railcars otherwise acquired, will remain KCSM’s property. In the event of early termination, or total or partial revocation of the Concession, the Mexican government would have the right to cause the Company to lease all service-related to assets to it for a term of at least one year, automatically renewable for additional one-year terms up to five years. The amount of the rent would be determined by experts appointed by KCSM and the Mexican government. The Mexican government must exercise this right within four months after early termination or revocation of the Concession. In addition, the Mexican government would have a right of first refusal with respect to certain transfers by KCSM of railroad equipment within 90 days after any revocation of the Concession. The Mexican government may also temporarily seize the rail lines and assets used in operating the rail lines in the event of a natural disaster, war, significant public disturbances or imminent danger to the domestic peace or economy for the duration of any of the foregoing events; provided, however, that Mexican law requires that the Mexican government pay KCSM compensation equal to damages caused and losses suffered if it effects a statutory appropriation for reasons of the public interest. These payments may not be sufficient to compensate the Company for its losses and may not be made timely.
Organizational Restructuring. Effective May 1, 2012, KCS completed an organizational restructuring whereby employees of KCSM became employees of KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly-owned subsidiary of KCS.
Employees and Labor Relations. KCSM Servicios provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. KCSM Servicios’ union employees are covered by one labor agreement, which was signed on June 23, 1997, between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”), for a term of 50 years, for the purpose of regulating the relationship between the parties. As of December 31, 2012, approximately 80% of KCSM Servicios employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis, and all other benefits are subject to negotiation every two years. As a result of the labor agreement signed on April 19, 2012, compensation terms for the period from July 1, 2012, through June 30, 2013, were finalized. The union labor negotiation with the Mexican Railroad Union has not historically resulted in any strike, boycott or other disruption in KCSM's business operations.
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

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Basis of Presentation. As a result of the organizational restructuring, KCSM Servicios provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. This market-based rate is determined by applying a percentage mark-up to amounts paid by KCSM Servicios to its employees and vendors. For comparative purposes, amounts paid to KCSM Servicios are classified according to the nature of the services provided to KCSM and the percentage mark-up portion of payments to KCSM Servicios is included within materials and other expense.
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
Accounts Receivable, net. Accounts receivable are net of an allowance for uncollectible accounts as determined by historical experience and adjusted for economic uncertainties or known trends. Accounts are charged to the allowance when a customer enters bankruptcy, when an account has been transferred to a collection agent or submitted for legal action or when a customer is significantly past due and all available means of collection have been exhausted. At December 31, 2012 and 2011, the allowance for doubtful accounts was $0.2 million and $0.3 million, respectively. Bad debt expense was $0.1 million and$0.4 million for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2010, accounts receivable allowance recovery was $0.3 million.
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
Property and Equipment (including Concession Assets). KCSM capitalizes costs for self-constructed additions and improvements to property including direct labor and material, indirect overhead costs, and interest during long-term construction projects. Direct costs are charged to capital projects based on the work performed and the material used. Indirect overhead costs are allocated to capital projects as a standard percentage, which is evaluated annually, and applied to direct labor and material costs. Asset removal activities are performed in conjunction with replacement activities; therefore, removal costs are estimated based on a standard percentage of direct labor and indirect overhead costs related to capital replacement projects. For purchased assets, all costs necessary to make the asset ready for its intended use are capitalized. Expenditures that significantly increase asset values, productive capacity, efficiency, safety or extend useful lives are capitalized. Repair and maintenance costs are expensed as incurred.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Property and equipment are carried at cost and are depreciated primarily on the group method of depreciation, which the Company believes closely approximates a straight line basis over the estimated useful lives of the assets measured in years. Technology assets and leasehold improvements are depreciated using the straight line method over the lesser of the estimated useful lives of the assets or the lease term. Costs incurred by the Company to acquire the concession rights and related assets, as well as subsequent improvements to the concession assets, are capitalized and amortized using the group method of depreciation over the lesser of the current expected Concession term, including probable renewal of an additional 50-year term, or the estimated useful lives of the assets and rights.
The group method of depreciation applies a composite rate to classes of similar assets rather than to individual assets. Composite depreciation rates are based upon the Company’s estimates of the expected average useful lives of assets as well as expected net salvage value at the end of their useful lives. In developing these estimates, the Company utilizes periodic depreciation studies performed by an independent engineering firm. Depreciation rate studies are performed at least every three years for equipment and at least every six years for road property (rail, ties, ballast, etc.). The depreciation studies take into account factors such as:

•	Statistical analysis of historical patterns of use and retirements of each asset class;

•	Evaluation of any expected changes in current operations and the outlook for the continued use of the assets;

•	Evaluation of technological advances and changes to maintenance practices; and

•	Historical and expected salvage to be received upon retirement.
The depreciation studies may also indicate that the recorded amount of accumulated depreciation is deficient or in excess of the amount indicated by the study. Any such deficiency or excess is amortized as a component of depreciation expense over the remaining useful lives of the affected asset class, as determined by the study. The Company also monitors these factors in non-study years to determine if adjustments should be made to depreciation rates. Any changes in depreciation rates are implemented prospectively.
During the year ended December 31, 2011, KCSM engaged an independent engineering firm to assist management in performing a depreciation study on its road property and equipment. The depreciation impacts of the study results were immaterial to 2011 financial results.
Effective as of October 1, 2010, the Company reduced depreciation rates on certain locomotive assets based on reassessment of the adequacy of the accumulated depreciation provisions. This change in accounting estimate reduced annual depreciation expense by $13.0 million in 2011 and 2012.
Also under the group method of depreciation, the cost of railroad property and equipment (net of salvage or sales proceeds) retired or replaced in the normal course of business is charged to accumulated depreciation with no gain or loss recognized. Actual historical costs are retired when available, such as with equipment costs. The use of estimates in recording the retirement of certain roadway assets is necessary as it is impractical to track individual, homogeneous network-type assets. For these types of assets, historical costs are estimated by (1) deflating current costs using inflation indices published by the U.S. Bureau of Labor Statistics and (2) the estimated useful life of the assets as determined by the depreciation studies. The indices applied to the replacement value are selected because they closely correlate with the major costs of the items comprising the roadway assets. Because of the number of estimates inherent in the depreciation and retirement processes and because it is impossible to precisely estimate each of these variables until a group of assets is completely retired, the Company continually monitors the estimated useful lives of its assets and the accumulated depreciation associated with each asset group to ensure the depreciation rates are appropriate. Gains or losses on dispositions of land or non-group property and abnormal retirements of railroad property are recognized through income. A retirement of railroad property would be considered abnormal if the cause of the retirement is unusual in nature and its actual life is significantly shorter than what would be expected for that group based on the depreciation studies. An abnormal retirement could cause the Company to re-evaluate the estimated useful life of the impacted asset class.
Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. Future cash flow estimates for an impairment review would be based on the lowest level of identifiable cash flows. During the years ended December 31, 2012 and 2011, management did not identify any indicators of impairment.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. As of December 31, 2012 and 2011, the goodwill balance was $2.6 million, which is included in other assets in the consolidated balance sheet. Goodwill is not amortized, but is reviewed at least annually, or more frequently as indicators warrant, for impairment. An impairment loss would be recognized to the extent that the carrying amount exceeds the assets’ fair value. The Company performed its annual impairment review for goodwill as of November 30, 2012 and 2011, and concluded there was no impairment in 2012 or 2011.
Fair Value of Financial Instruments. The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable and accounts payable. The carrying value of the short-term financial instruments approximates fair value.
The fair value of the Company’s debt, including related company debt, is estimated using quoted market prices when available, which is classified as Level 1 in the fair value hierarchy. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality, which is classified as Level 2. The fair value of the Company’s debt was $1,240.9 million and $1,297.1 million at December 31, 2012 and 2011, respectively. The carrying value was $1,135.1 million and $1,219.5 million at December 31, 2012 and 2011, respectively. If the Company's debt was measured at fair value, the individual debt instruments would have been classified as either Level 1 or Level 2 in the fair value hierarchy.
Postemployment Benefits. Mexican law requires that the Company provide certain postemployment benefits to its Mexican union and non-union employees. These plans provide statutorily calculated benefits which are payable upon retirement, death, disability, and voluntary or involuntary termination to employees who meet applicable service requirements. Actuaries assist the Company in measuring the Company’s benefit obligation and the cost based upon the current plan provisions, employee demographics and assumptions about financial and demographic factors affecting the probability, timing and amount of expected future benefit payments. Significant assumptions include the discount rate, turnover and rate of increase in compensation levels. Actuarial gains and losses determined at the measurement date (typically December 31) are recognized immediately in the consolidated statements of comprehensive income. Effective May 1, 2012, KCS completed an organizational restructuring whereby employees of KCSM became employees of KCSM Servicios. Accordingly, KCSM's obligation to pay postemployment benefits terminated and the related postemployment benefit obligation incurred prior to the effective date was transferred to KCSM Servicios.
Employees’ Statutory Profit Sharing. Mexican employees are statutorily entitled to receive statutory profit sharing. This payment is based on an employer’s net profit based on accounting principles as prescribed in Mexican law, rather than net profit based on U.S. GAAP. Effective May 1, 2012, KCS completed the organizational restructuring whereby employees of KCSM became employees of KCSM Servicios. Accordingly, KCSM's employees were transferred to KCSM Servicios and KCSM's obligation to pay statutory profit sharing terminated as of the effective date.
Income Taxes. Deferred income tax effects of transactions reported in different periods for financial reporting and income tax return purposes are recorded under the liability method of accounting for income taxes. This method gives consideration to the future tax consequences of the deferred income tax items and immediately recognizes changes in income tax laws in the year of enactment.
The Company has recognized a deferred tax asset, net of a valuation allowance, for net operating loss carryovers. The Company projects sufficient future taxable income to realize the deferred tax asset recorded less the valuation allowance. These projections take into consideration assumptions about inflation rates, currency fluctuations, future income and future capital expenditures. If assumptions or actual conditions change, the deferred tax asset, net of the valuation allowance, will be adjusted to properly reflect the expected tax benefit.
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

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 3. Elimination of Deferred Statutory Profit Sharing Liability, Net
During the second quarter of 2012, KCS completed an organizational restructuring whereby employees of KCSM became employees of KCSM Servicios, a wholly-owned subsidiary of KCS. KCSM Servicios provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. The effective date of this organizational restructuring was May 1, 2012.
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
Note 4. Insurance Recoveries
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
Note 5. Property and Equipment (including Concession Assets)
The following tables list the major categories of property and equipment, including concession assets, as well as the weighted-average composite depreciation rate for each category (in millions, except percentages):

As of December 31, 2012	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rates for 2012
Land	$76.9	$—	$76.9	N/A
Concession land rights	141.2	(19.5)	121.7	1.0%
Grading	566.7	(85.3)	481.4	1.2%
Rail and other track material	484.6	(88.6)	396.0	2.7 - 4.0%
Ties	467.0	(93.7)	373.3	2.0 - 5.9%
Bridges and tunnels	249.6	(39.2)	210.4	1.5%
Ballast	192.7	(38.4)	154.3	3.9 - 6.7%
Other (a)	283.5	(66.3)	217.2	3.6%
Total road property	2,244.1	(411.5)	1,832.6	3.0%
Locomotives	462.0	(99.0)	363.0	4.4%
Freight cars	76.6	(25.1)	51.5	5.4%
Other equipment	13.9	(2.2)	11.7	10.4%
Total equipment	552.5	(126.3)	426.2	4.7%
Technology and other	31.6	(17.1)	14.5	17.0%
Construction in progress	50.4	—	50.4	N/A
Total property and equipment (including concession assets)	$3,096.7	$(574.4)	$2,522.3	N/A
____________________

(a)	Other includes signals, buildings and other road assets.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

As of December 31, 2011	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rates for 2011
Land	$76.2	$—	$76.2	N/A
Concession land rights	141.2	(18.0)	123.2	1.0%
Grading	565.9	(78.7)	487.2	1.2%
Rail and other track material	439.6	(70.8)	368.8	2.7 - 4.2%
Ties	427.8	(78.9)	348.9	2.0 - 6.0%
Bridges and tunnels	242.9	(35.6)	207.3	1.5%
Ballast	176.1	(29.8)	146.3	3.9 - 7.0%
Other (a)	240.0	(58.2)	181.8	3.7%
Total road property	2,092.3	(352.0)	1,740.3	3.0%
Locomotives	426.6	(80.7)	345.9	4.3%
Freight cars	52.3	(22.8)	29.5	5.5%
Other equipment	14.8	(1.6)	13.2	12.9%
Total equipment	493.7	(105.1)	388.6	4.7%
Technology and other	20.1	(13.7)	6.4	23.3%
Construction in progress	78.4	—	78.4	N/A
Total property and equipment (including concession assets)	$2,901.9	$(488.8)	$2,413.1	N/A
 ______________________

(a)	Other includes signals, buildings and other road assets.
Concession assets, net of accumulated amortization of $413.3 million and $347.1 million, totaled $1,916.5 million and $1,855.1 million at December 31, 2012 and 2011, respectively.
Depreciation and amortization of property and equipment (including concession assets) totaled $91.3 million, $86.8 million and $94.0 million for 2012, 2011 and 2010, respectively.
Note 6. Other Balance Sheet Captions
Other Current Assets. Other current assets included the following items at December 31 (in millions):

	2012	2011
Prepaid expenses	48.1	40.1
Refundable taxes	30.8	31.8
Deferred employees’ statutory profit sharing asset	—	11.7
Other	0.1	0.3
Other current assets	$79.0	$83.9
Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities included the following items at December 31 (in millions):

	2012	2011
Accounts payable	$45.2	$69.1
Interest payable	15.3	15.5
Derailments and other claim provisions	6.9	14.4
Rents and leases payable	5.6	7.5
Income and other taxes	4.6	3.0
Accrued wages and vacation	3.7	16.2
Other	6.1	12.1
Accounts payable and accrued liabilities	$87.4	$137.8

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 7. Long-Term Debt
Long-term debt at December 31 (in millions):

	2012	2011
Long-term debt:
Revolving credit facility, variable interest rate, due 2017	$—	$—
12½% senior notes, due 2016	95.0	94.3
8.0% senior notes, due 2018	296.9	296.5
6 5/8% senior notes, due 2020	185.0	185.0
6 1/8% senior notes, due 2021	200.0	200.0
5.737% financing agreement, due 2023	48.4	52.8
6.195% financing agreement, due 2023	37.4	40.9
9.310% loan agreements, due 2020	81.7	88.1
Capital lease obligations, due serially to 2017	9.8	1.5
Other debt obligations	2.6	3.9
Total	956.8	963.0
Less: Debt due within one year	18.8	17.2
Long-term debt	$938.0	$945.8
Debt
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
On September 30, 2011, KCSM entered into an amended and restated credit agreement (the “2011 Credit Agreement”) with various financial institutions. The 2011 Credit Agreement increased the revolving credit facility to $200.0 million and extended the maturity to September 30, 2016. The 2011 Credit Agreement included (i) a revolving credit facility up to $200.0 million (the “Revolving Facility”), (ii) a letter of credit facility up to $15.0 million (the “Letter of Credit Facility”), and (iii) a swing line facility up to $15.0 million (the “Swing Line Facility”). The Letter of Credit Facility and the Swing Line Facility each constitute usage under the Revolving Facility.
On November 29, 2012, KCSM entered into an amended and restated credit agreement (the “2012 Credit Agreement”) with various financial institutions, which amended and restated the 2011 Credit Agreement and eliminated or modified a number of restrictive covenants in KCSM's facility in order to achieve consistency between KCSM and firms with investment grade credit ratings. The amendment also included a "fall-away collateral" provision whereby KCSM's facility will convert from secured to unsecured obligations if investment grade senior unsecured debt ratings are assigned by at least two of the three primary rating agencies. In the event that KCSM's senior unsecured debt ratings were subsequently to fall below investment grade at all three primary rating agencies, collateral would be re-pledged and the facility would revert to a secured obligation. The amendment also incorporates a change in the pricing grid in the event that KCSM achieves a senior unsecured debt rating of BBB/Baa2 or higher by at least two of the three primary rating agencies. In that event, the floating interest rates paid by KCSM on the 2012 Credit Agreement would thereafter be determined by KCSM's senior unsecured credit rating rather than by KCSM's leverage ratio as is the case currently. Depending on KCSM's credit rating during the life of the 2012 Credit Agreement, the margin KCSM would pay above the London Interbank Offered Rate (“LIBOR”) at any point would be equal to or lower than the currently applicable margin of 1.75%. In addition to the amendment, KCSM extended the maturity of the Revolving Facility to November 15, 2017.
The 2012 Credit Agreement is currently secured by the accounts receivable and certain locomotives of KCSM and certain of its subsidiaries. In addition, KCSM and certain of its subsidiaries agreed to subordinate payment of certain intercompany debt, certain KCSM subsidiaries guaranteed repayment of the amounts due under the 2012 Credit Agreement (up to the amount permitted by KCSM’s outstanding indentures) and certain equity interests as defined in the 2012 Credit Agreement were pledged to secure obligations under the 2012 Credit Agreement.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The 2012 Credit Agreement contains certain representations and warranties that are customary for credit agreements of this type. The 2012 Credit Agreement also contains affirmative and negative covenants that are customary for credit agreements of this type, including financial maintenance covenants related to a leverage ratio and an interest coverage ratio as defined in the 2012 Credit Agreement. Similarly, events of default under the 2012 Credit Agreement include, but are not limited to, certain payment defaults; breach of any representation or warranty; non-performance of covenants and obligations; default on other indebtedness; certain judgments rendered; restrictions or requirements limiting the availability or the transfer of foreign exchange; a change in control; bankruptcy or insolvency of KCSM and certain subsidiaries and obligors; an impairment of security; the failure of subordination; certain actions by a governmental authority; failure to obtain certain consents; and termination of the concession title. The occurrence of an event of default could result in the acceleration of the repayment of any outstanding principal balance of the Revolving Facility.
As of December 31, 2012 and 2011, KCSM had no outstanding amount under the Revolving Facility.
12½% Senior Notes. On March 30, 2009, KCSM issued $200.0 million principal amount of the 12½% senior unsecured notes due April 1, 2016 (the “12½% Senior Notes”), which bear interest semiannually at a fixed annual rate of 12½%. The     12½% Senior Notes were issued at a discount to par value, resulting in an $11.0 million discount and a yield to maturity of     13¾%. KCSM used a portion of the net proceeds from the offering to repay all amounts outstanding under a credit agreement entered into on June 14, 2007. The 12½% Senior Notes are redeemable at KCSM’s option in whole or in part on and after April 1, 2013, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2013 — 106.250%, 2014 — 103.125% and 2015 — 100.000%. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate.
On June 4, 2010, KCSM redeemed $70.0 million principal amount of the 12½% Senior Notes pursuant to a provision which allowed KCSM to redeem up to 35.0% of the 12½% Senior Notes any time prior to April 1, 2012, at par value plus coupon from the proceeds of any sale of capital stock in KCSM or KCS. This followed KCS’s offering of 5.8 million shares of common stock for net proceeds of $214.9 million in May 2010 and a subsequent $95.0 million capital contribution from KCS to the Company. On November 2, 2010, pursuant to an offer to purchase, KCSM commenced a cash tender offer for its 12½% Senior Notes. On December 20, 2010, KCSM purchased $31.9 million principal amount of the tendered 12½% Senior Notes in accordance with the terms and conditions of the tender offer set forth in the offer to purchase using the proceeds received from the issuance of $185.0 million principal amount of the 6 5/8% senior unsecured notes due December 15, 2020 (the “6 5/8% Senior Notes”).
8.0% Senior Notes. On January 22, 2010, KCSM issued $300.0 million principal amount of 8.0% senior unsecured notes due February 1, 2018 (the “8.0% Senior Notes”), which bear interest semiannually at a fixed annual rate of 8.0%. The 8.0% Senior Notes were issued at a discount to par value, resulting in a $4.3 million discount and a yield to maturity of 8¼%. KCSM used the net proceeds from the issuance of the 8.0% Senior Notes and available cash to purchase $290.0 million principal amount of the 9 3/8% senior unsecured notes due May 1, 2012 (the “9 3/8% Senior Notes”) tendered under an offer to purchase and pay all fees and expenses incurred in connection with the 8.0% Senior Notes offering and the tender offer. The 8.0% Senior Notes are redeemable at KCSM’s option, in whole or in part, on and after February 1, 2014, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2014 — 104.000%, 2015 — 102.000%, 2016 and thereafter — 100.000%. In addition, KCSM may redeem up to 35% of the 8.0% Senior Notes any time prior to February 1, 2013, at par value plus coupon from the proceeds of the sale of capital stock in KCSM or KCS. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate.
6 5/8% Senior Notes. On December 20, 2010, KCSM issued the 6 5/8% Senior Notes, which bear interest semiannually at a fixed annual rate of 6 5/8%. KCSM used the net proceeds from the issuance of the 6 5/8% Senior Notes and available cash to purchase $142.6 million principal amount of the 7 5/8% senior unsecured notes due December 1, 2013 (the “7 5/8% Senior Notes”) and $31.9 million principal amount of the 12½% Senior Notes tendered under an offer to purchase and pay all fees and expenses incurred in connection with the 6 5/8% Senior Notes offering and the tender offers. The 6 5/8% Senior Notes are redeemable at KCSM’s option, in whole or in part prior to December 15, 2015, by paying the greater of either 101% of the principal amount or the principal amount plus a “make whole” premium and in whole or in part on or after December 15, 2015, at the following redemption prices (expressed as percentages of principal amount) plus any accrued and unpaid interest: 2015— 103.313%, 2016 — 102.208%, 2017 — 101.104%, 2018 and thereafter —100.000%. In addition, KCSM may redeem up to 35% of the 6 5/8% Senior Notes at a redemption price equal to 106.625% any time prior to December 15, 2013, at par value plus coupon from the proceeds of the sale of capital stock in KCSM or KCS. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

6 1/8% Senior Notes. On May 20, 2011, KCSM issued $200.0 million principal amount of the 6 1/8% senior unsecured notes due June 15, 2021 (the “6 1/8% Senior Notes”) at par, which bear interest semiannually at a fixed annual rate of 6 1/8%. The Company used the proceeds from the issuance of the 6 1/8% Senior Notes and available cash to purchase and redeem the outstanding $165.0 million principal amount of 7 3/8% senior unsecured notes due June 1, 2014 and the remaining $32.4 million principal amount of the 7 5/8% Senior Notes and pay all fees and expenses incurred in connection with the 6 1/8% Senior Notes offering and the tender offers. The 6 1/8% Senior Notes are redeemable at KCSM’s option, in whole or in part prior to June 15, 2016, by paying the greater of either 101% of the principal amount or the principal amount plus a “make whole” premium and in whole or in part on or after June 15, 2016, at the following redemption prices (expressed as percentages of principal amount) if redeemed during the 12-month period commencing on June 15 of the following years, plus any accrued and unpaid interest to the date of redemption: 2016 — 103.063%, 2017 — 102.042%, 2018 — 101.021%, 2019 and thereafter —100.000%. In addition, the Company may redeem up to 35.0% of the 6 1/8% Senior Notes at a redemption price equal to 106.125% any time prior to June 15, 2014, from the proceeds of the sale of KCSM’s capital stock or the capital stock of KCS. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued and unpaid interest, in the event of certain changes in the Mexican withholding tax rate.
All of KCSM’s senior notes described above are denominated in dollars; are unsecured, unsubordinated obligations; rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations and are senior in right of payment to KCSM’s future subordinated indebtedness. In addition, the senior notes include certain covenants which are customary for these types of debt instruments issued by borrowers with similar credit ratings and restrict or prohibit certain actions. Certain of these covenants no longer apply if the notes are assigned an investment grade rating by both Moody’s Investors Service and Standard & Poor’s Rating Services.
Locomotive Financing
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

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Debt Covenants Compliance
The Company was in compliance with all of its debt covenants as of December 31, 2012.
Leases and Debt Maturities
The Company leases transportation equipment, as well as office and other operating facilities under various capital and operating leases. Rental expenses under operating leases were $38.3 million, $46.6 million and $53.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Operating leases that contain scheduled rent adjustments are recognized on a straight-line basis over the term of the lease. Contingent rentals and sublease rentals were not significant. Minimum annual payments and present value thereof under existing capital leases, other debt maturities and minimum annual rental commitments under non-cancelable operating leases are shown below (in millions):

Years	Long-Term Debt	Capital Leases			Total Debt	Operating Leases	Total
		Minimum Lease Payments	Less Interest	Net Present Value
2013	$16.4	$2.7	$0.3	$2.4	$18.8	$29.2	$48.0
2014	17.1	2.7	0.2	2.5	19.6	24.5	44.1
2015	16.7	2.7	0.2	2.5	19.2	17.0	36.2
2016	112.4	2.3	0.1	2.2	114.6	15.7	130.3
2017	18.3	0.2	—	0.2	18.5	8.6	27.1
Thereafter	766.1	—	—	—	766.1	57.3	823.4
Total	$947.0	$10.6	$0.8	$9.8	$956.8	$152.3	$1,109.1
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

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 8. Related Company Transactions
Balances and transactions with related companies included the following items at December 31 (in millions):

	2012	2011
Related company receivables:
Current:
KCSR (1)	$40.0	$6.6

Related company payables:
Current:
KCSM Servicios (2)	$3.5	$—
Superior Tie & Timber	1.6	0.7
FTVM	1.3	1.2
Servicios Ferroviarios Europeos	0.5	0.5
Nafta Rail	—	4.3
	$6.9	$6.7

Related company debt
Short term:
KCS (3)	$—	$39.0

Long term:
KCSR (4)	$112.8	$200.0
KCS (3)	65.5	17.5
	$178.3	$217.5

(1)	This balance is comprised primarily of receivables from KCSR originated in the normal course of business.

(2)	This balance is comprised primarily of employee services provided by KCSM Servicios.

(3)	The outstanding balance represents unsecured loan agreements with a wholly-owned subsidiary of KCS.

(4)
Notes payable to KCSR due no later than December 31, 2016, which bear interest at 1-year LIBOR plus 2.5%. These notes were issued in conjunction with the Company’s capital distributions. See Note 10 “Stockholders’ Equity.”

The most significant transactions with related parties are summarized as follows for the years ended December 31, (in millions):

	2012	2011	2010
Employee services	$(131.9)	$—	$—
Corporate expenses	(25.9)	(27.4)	(28.0)
Terminal expenses (1)	(16.1)	(12.4)	(10.4)
Interest expense, net	(8.2)	(0.8)	1.4
Software amortization	(2.6)	(2.6)	(2.6)
Other	(0.3)	(4.6)	(7.0)
____________________
(1) Terminal services are provided by FTVM and Nafta Rail.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Employee Services Agreement
On April 19, 2012, KCSM entered into an employee services agreement (the “Employee Services Agreement”) under which KCSM Servicios provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. The Employee Services Agreement became effective on May 1, 2012, and will continue in full force and effect until terminated by one party by providing written notice to the other party. During 2012, KCSM Servicios charged $131.9 million to KCSM under this agreement.
Revolving Credit Agreement
KCSM, as lender, and KCSR, as borrower, entered into a Revolving Credit Agreement effective as of April 1, 2008 (the “Revolving Agreement”), pursuant to the terms of which KCSM may make one or more loans from time to time during the term of the Revolving Agreement. The Revolving Agreement is secured by certain assets of KCSR and terminates on December 31, 2013. As of December 31, 2012 and 2011, KCSM had no outstanding amount under the terms of the Revolving Agreement.
Loan Agreements between KCSM and a Wholly-Owned Subsidiary of KCS
On September 28, 2012, KCSM entered into an unsecured loan agreement (the “Loan Agreement”) with a wholly-owned subsidiary of KCS. The Loan Agreement allows KCSM to receive one or more loans up to an aggregate principal amount of $350.0 million, due on September 30, 2017. Pursuant to the terms of the Loan Agreement, on September 28, 2012, KCSM entered into a loan agreement for $48.0 million consisting of $9.0 million in cash and $39.0 million from an outstanding principal amount under the 2009 loan agreement between KCSM and a wholly-owned subsidiary of KCS, which was amended in 2010 and subsequently terminated as part of the Loan Agreement. KCSM is required to make annual interest payments on the outstanding principal amount at a rate equivalent to annual LIBOR plus 2.00%.
On September 26, 2011, KCSM entered into an unsecured loan agreement (the “2011 Loan Agreement”) with a wholly-owned subsidiary of KCS. Pursuant to the terms of the 2011 Loan Agreement, KCSM received $17.5 million for general corporate purposes. The 2011 Loan Agreement requires KCSM to make annual interest payments at a rate equivalent to 1-year LIBOR plus 2.30%, with the principal payment due on September 30, 2016.
Management Services Agreement
On December 31, 2005, KCSM and KCS entered into a Management Services Agreement under which KCS provides to KCSM general guidance, oversight, consultation and management services in connection with the business and operations of KCSM. The Management Services Agreement became effective as of April 1, 2005, and will continue in full force and effect until terminated by one party by providing written notice to the other party. During 2012, 2011 and 2010, KCS charged $25.9 million, $27.4 million and $28.0 million, respectively, to KCSM under the agreement.
During 2011, KCSM prepaid KCSR $78.2 million for services which will be provided by KCSR through 2014. The prepayment included a discount of 3.5%. As of December 31, 2012 the prepayment balance was $48.5 million with $28.4 million included in other current assets and $20.1 million included in other assets. As of December 31, 2011, this prepayment balance was $78.2 million with $28.0 million included in other current assets and $50.2 million included in other assets.
During 2010, KCSM prepaid KCSR $18.4 million for services which were provided by KCSR during 2011, the prepayment included a discount of 3.5%. As of December 31, 2011, this prepayment balance was zero.
Service and Inventory Prepayments
During 2011, KCSM prepaid KCSR $3.0 million for inventory to be delivered by KCSR. As of December 31, 2012 and 2011, the prepayment balance was $1.3 million and $3.0 million, respectively, which was included in other current assets.
In December 2011, KCSM prepaid Nafta Rail $22.3 million for terminal services, which will be provided by Nafta Rail through 2016. The prepayment included a discount of 3.5%. As of December 31, 2012, the prepayment balance was $15.8 million with $5.1 million included in other current assets and $10.7 million included in other assets. As of December 31, 2011, the prepayment balance was $20.9 million with $5.4 million included in other current assets and $15.5 million included in other assets.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 9. Income Tax
Current income tax expense represents the amounts expected to be reported on the Company’s income tax returns, and deferred tax expense or benefit represents the change in net deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Valuation allowances are recorded as appropriate to reduce deferred tax assets to the amount considered likely to be realized.
Tax Expense. Income tax expense consists of the following components (in millions):

	2012	2011	2010
Current income tax	$22.8	$—	$—
Deferred income tax	106.8	48.6	31.3
Total income tax expense	$129.6	$48.6	$31.3
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows at December 31 (in millions):

	2012	2011
Assets:
Loss carryovers	$26.9	$124.6
Inventories and provisions	34.1	45.6
Other, net	7.8	6.8
Gross deferred tax assets before valuation allowance	68.8	177.0
Valuation allowance on loss carryovers	(3.4)	(3.4)
Net deferred tax assets	65.4	173.6
Liabilities:
Property and equipment	(154.2)	(155.6)
Gross deferred tax liabilities	(154.2)	(155.6)
Net deferred tax asset (liability)	$(88.8)	$18.0
Tax Rates. Differences between the Company’s effective income tax rates and the Mexican statutory income tax rate of 30% follow (in millions):

	2012	2011	2010
Income tax expense using the statutory rate in effect	$96.2	$66.8	$28.5
Tax effect of:
Equity earnings from unconsolidated affiliates	(1.0)	(0.8)	(2.0)
Foreign exchange and inflation adjustments	35.7	(17.0)	15.3
Change in the Mexican federal tax rate	0.8	—	—
Change in valuation allowances	—	—	(8.3)
Sale of Mexrail	—	—	(4.3)
Other, net	(2.1)	(0.4)	2.1
Income tax expense	$129.6	$48.6	$31.3
Effective tax rate	40.4%	21.8%	32.9%

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Change in Tax Law. On December 17, 2012, changes to the Mexican Federal Income Tax Law were approved. The 30% income tax rate used in 2012 will remain applicable for 2013. The planned income tax rate reduction has been postponed one year with 29% starting in 2014 and 28% in 2015. The Company’s deferred income tax assets and liabilities were revalued using the rates expected to be in effect when the underlying temporary differences are expected to reverse. This revaluation resulted in a $0.8 million expense in the 2012 tax provision.
Tax Carryovers. The Company’s loss carryovers at December 31, 2012 were $94.8 million and will begin to expire in 2015. A deferred tax asset was recorded in prior periods for the expected future tax benefit of these losses which will be carried forward to reduce only ordinary Mexican income tax payable in future years. The Company also has an asset tax credit carryover in the amount of $6.8 million which will expire in 2017.
The valuation allowance for deferred tax assets as of December 31, 2012 and 2011 was $3.4 million.
The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowances, related to loss carryovers and tax credits.
Uncertain Tax Positions. The accounting guidance for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance requires the Company to recognize in the consolidated financial statements the benefit of a tax position only if the impact is more likely than not of being sustained on audit based on the technical merits of the position. In 2012 and 2011, the Company has not taken any new uncertain tax positions and does not have a provision for uncertain tax positions as of December 31, 2012 and 2011.
Interest and penalties related to uncertain tax positions are included in income before taxes on the consolidated statements of comprehensive income. Accrued interest and penalties on unrecognized tax benefits and interest and penalty expense was immaterial to the consolidated financial statements for all periods presented.
During 2012, the 2004 tax return audit was completed without adjustment. Tax returns filed for periods after 2006 remain open to examination by the taxing authorities. The Company received an audit assessment for the year ended December 31, 2005, from the Servicio de Administracion Tributaria (the “SAT”), the Mexican equivalent of the U.S. Internal Revenue Service. The Company will initiate administrative proceedings with the SAT and if a settlement is not reached, then the matter will be litigated. The Company believes that it has strong legal arguments in its favor and more likely than not will prevail in any challenge of this assessment. The Company believes that an adequate provision has been made for any adjustment (taxes and interest) that will be due for all open years. However, an unexpected adverse resolution could have a material effect on the consolidated financial statements in a particular quarter or fiscal year.
Note 10. Stockholders’ Equity
KCSM’s capital stock is divided into Class I Shares, representing the fixed portion of the capital, and Class II Shares, representing the variable portion of the capital. The fixed portion of the capital stock with no withdrawal rights is represented by 600,000 shares. The variable portion of the capital stock is represented by 4,784,910,235 shares. As of December 31, 2012 and 2011, the total shares outstanding represented by Class I and Class II were 4,785,510,235 fully subscribed and paid for, without a par value expression.
Capital Contribution
On December 21, 2012, KCSM shareholders approved a pro-rata increase of $18.8 million in the variable portion of the common stock of the Company. KCSM used the proceeds from this contribution for various purposes. The shares representing the Company’s common stock have no par value and, therefore, the capital increase of the common stock in its variable portion, represented by Class II shares, did not result in the issuance of new shares.
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
Note 11. Postemployment Benefits
Postemployment Benefits. Until the organizational restructuring effective May 1, 2012, KCSM was required to provide certain postemployment benefits to its union and non-union employees. These plans provide statutorily calculated benefits which are payable upon retirement, death, disability, voluntary or involuntary termination of employees based on length of service.
Effective May 1, 2012, KCS completed an organizational restructuring whereby employees of KCSM became employees of KCSM Servicios. Accordingly, KCSM's obligation to pay postemployment benefits terminated, and KCSM Servicios assumed all of KCSM's postemployment benefit obligations incurred prior to the effective date.
During September 2010, KCSM completed negotiations with the Mexican labor union. Among other matters resolved in these negotiations, KCSM was not required to provide an incremental benefit to its union employees upon retirement. Previous to the agreement reached with the Mexican labor union, KCSM had recorded a liability for an incremental retirement benefit which was based on various factors including retirement eligibility based on a combination of age and years of credited service and the employee’s salary at the time of retirement. KCSM had no legal obligation to fund any benefit previously calculated under these factors.
The Company used December 31 as the measurement date for its postemployment benefit obligations.
Net Periodic Benefit Cost, Plan Obligation, and Funded Status
Components of the net cost (benefit) for the plan were as follows for the years ended December 31 (in millions):

	2012	2011	2010
Service cost	$0.3	$0.9	$1.3
Interest cost	0.3	0.9	1.4
Actuarial (gain) loss (i)	—	0.8	(7.6)
Foreign currency (gain) loss	0.5	(1.4)	0.9
Net periodic cost (benefit) recognized	$1.1	$1.2	$(4.0)

(i)	Net benefit costs above do not include a component for the amortization of actuarial gains or losses as the Company’s policy is to recognize such gains and losses immediately.
The following table reconciles the change in the benefit obligation for each of the years ended December 31 (in millions):

	2012	2011
Benefit obligation at beginning of year	$10.0	$10.4
Service cost	0.3	0.9
Interest cost	0.3	0.9
Actuarial (gain) loss	—	0.8
Foreign currency (gain) loss	0.5	(1.4)
Benefits paid	(0.9)	(1.6)
Benefit obligation transferred to KCSM Servicios	(10.2)	—
Benefit obligation at end of year	$—	$10.0
Funded status	$—	$(10.0)

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Assumptions
The assumptions used to determine benefit obligations and costs are selected based on current and expected market conditions. Discount rates are selected based on the rates on low risk government bonds with cash flows approximating the timing of expected benefit payments. The Mexico bond market is utilized for the KCSM postemployment obligation.
Weighted average assumptions used to determine the benefit obligation were as follows for the years ended December 31:

	2012	2011
Discount rate	—	8.00%
Rate of compensation increase	—	4.50%
Weighted average assumptions used to determine net benefit cost for the periods were as follows:

	For the Four Months Ended April 30, 2012	Year Ended December 31, 2011
Discount rate	8.00%	8.25%
Rate of compensation increase	4.50%	4.50%
Note 12. Commitments and Contingencies
Concession Duty. Under the Concession, KCSM paid concession duty expense of 0.5% of gross revenues for the first 15 years of the Concession period, and on June 24, 2012, KCSM began paying 1.25% of gross revenues, which is effective for the remaining years of the Concession. For the year ended December 31, 2012, the concession duty expense, which is recorded within materials and other in operating expenses, was $9.4 million, compared to $4.9 million and $4.1 million for the same periods in 2011 and 2010, respectively.
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
Certain Disputes with Ferromex. KCSM and Ferromex use certain trackage rights, haulage rights and interline services (the “Services”) provided by each other. The rates to be charged after January 1, 2009, were agreed to pursuant to the Trackage Rights Agreement, dated February 9, 2010 (the “Trackage Rights Agreement”), between KCSM and Ferromex. The rates payable for these Services for the period beginning in 1998 through December 31, 2008, are still not resolved. KCSM is currently involved in discussions with Ferromex regarding the amounts payable to each other for the Services for this period. If KCSM cannot reach an agreement with Ferromex for rates applicable for Services provided prior to January 1, 2009, which are not subject to the Trackage Rights Agreement, the SCT is entitled to set the rates in accordance with Mexican law and regulations. KCSM and Ferromex both initiated administrative proceedings seeking a determination by the SCT of the rates that KCSM and Ferromex should pay each other in connection with the Services. The SCT issued rulings in 2002 and 2008 setting

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

the rates for the Services, and both KCSM and Ferromex challenged these rulings. Although KCSM and Ferromex have challenged these matters based on different grounds and these cases continue to evolve, management believes the amounts recorded related to these matters are adequate.
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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness or further weakening in economic trends could have a significant impact on the collectability of KCSM’s receivables and operating results. If the financial condition of KCSM’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at December 31, 2012.
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
Fuel Derivative Transactions. During the years ended December 31, 2012 and 2011 the Company did not enter into any fuel swap agreements. In the first quarter of 2010, the Company entered into fuel swap agreements to hedge 6.6 million gallons of diesel fuel purchases through the end of 2010 at an average swap price per gallon of $2.15, which were not designated as hedging instruments. For the year ended December 31, 2010, the Company recognized a gain of $0.4 million for fuel swap contracts which were not designated as hedging instruments in fuel expense in the consolidated statements of comprehensive income.
Note 14. Subsequent Event
On January 30, 2013, the Company entered into a forward contract with a notional amount of $65.0 million to hedge its exposure to foreign currency risk. The contract obligates the Company to purchase a total of Ps.853.0 million at an exchange rate of Ps.13.12 to each U.S. dollar with a maturity date of December 31, 2013. The Company has not designated this forward contract as a hedging instrument for hedge accounting purposes. The Company will mark the contract to market at the end of each reporting period and recognize any foreign exchange gain or loss within the consolidated statements of comprehensive income.

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
The following table presents the total fees for KCS and KCSM for professional audit services and other services rendered by KPMG LLP, the Company’s Independent Registered Public Accounting Firm, to KCS and KCSM for the years ended December 31, 2012 and 2011 (in thousands).

	2012	2011
Audit fees	$2,052.5	$2,099.4
Audit-related fees	73.5	69.5
Tax fees	17.4	29.9
All other fees	—	—
Total	$2,143.4	$2,198.8
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
The Audit Committee pre-approved all services provided by KPMG LLP, Independent Registered Public Accounting Firm, for the year ended December 31, 2012 and 2011.

Part IV

Item 15.	Exhibits and Financial Statement Schedules
(a) List of documents filed as part of this report:

(1)	Financial Statements
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

3.1
Current Corporate Bylaws (Estatutos Sociales) of Kansas City Southern de México, S.A. de C.V. (formerly known as TFM, S.A. de C.V.), as amended and restated May 8, 2007, together with an English translation (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 9, 2007, File No. 333-08322) is incorporated herein by reference as Exhibit 3.1

4.1
Indenture, dated as of March 30, 2009, between KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $200,000,000 of KCSM’s 12 ½% Senior Notes due 2016 (previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on April 30, 2009, File No. 333-08322) is incorporated herein by reference as Exhibit 4.1

4.1.1
Supplemental Indenture, dated as of November 12, 2009, between Kansas City Southern de México, S.A. de C.V. (“KCSM”) and U.S. Bank National Association, as trustee and paying agent (previously filed as Exhibit 4.11 to the Company’s Annual Report on Form 10-K filed on February 12, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 4.1.1

4.1.2
Registration Rights Agreement, dated March 30, 2009, between KCSM, Banc of America Securities, LLC, as representative of the placement agents listed therein (previously filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on April 30, 2009, File No. 333-08322) is incorporated herein by reference as exhibit 4.1.2

4.1.3
Special Global Note representing the 12 ½% Senior Notes due 2016 (previously filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-4 filed on October 5, 2009, File No. 333-161762) is incorporated herein by reference as Exhibit 4.1.3

4.2
Indenture, dated as of January 22, 2010, between KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $300,000,000 of KCSM’s 8.0% Senior Notes due 2018 (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 28, 2010, File No. 333-08322) is incorporated by reference as Exhibit 4.2

4.2.1
Registration Rights Agreement, dated as of January 22, 2010, between KCSM and Banc of America Securities LLC, as representative of the placement agents listed therein (the “2010 Registration Rights Agreement”), (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 28, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 4.2.1

4.2.2
Form of Rule 144A Restricted Global Note Representing the 8.0% Senior Notes due 2018 (previously filed as Exhibit 4.17 to the Company’s Registration Statement on Form S-4 filed on September 13, 2010, File No. 333-169340) is incorporated herein by reference as Exhibit 4.2.2

4.2.3
Form of Regulation S Restricted Global Note Representing the 8.0% Senior Notes due 2018 (previously filed as Exhibit 4.18 to the Company’s Registration Statement on Form S-4 filed on September 13, 2010, File No. 333-169340) is incorporated herein by reference as Exhibit 4.2.3

4.2.4
Special Global Note Representing the 8.0% Senior Notes due 2018 (previously filed as Exhibit 4.19 to the Company’s Registration Statement on Form S-4 filed on September 13, 2010, File No. 333-169340) is incorporated herein by reference as Exhibit 4.2.4

4.3
Indenture, dated December 20, 2010, between KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $185,000,000 of KCSM’s 6.625% Senior Notes due 2020 (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 20, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 4.3

4.3.1
Registration Rights Agreement, dated December 20, 2010, among KCSM and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Scotia Capital (USA) Inc., BBVA Securities Inc., Citigroup Global Markets Inc. and UBS Securities LLC (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 20, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 4.3.1

4.3.2
Form of Rule 144A Restricted Global Note representing the 6.625% Senior Notes due 2020 (previously filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-4 filed on June 16, 2011, File No. 333-174927) is incorporated herein by reference as Exhibit 4.3.2

4.3.3
Form of Regulation S Restricted Global Note representing the 6.625% Senior Notes due 2020 (previously filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-4 filed on June 16, 2011, File No. 333-174927) is incorporated herein by reference as Exhibit 4.3.3

4.3.4
Special Global Note representing the 6.625% Senior Notes due 2020 (previously filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-4 filed on June 16, 2011, File No. 333-174927) is incorporated herein by reference as Exhibit 4.3.4

4.4
Indenture, dated May 20, 2011, between KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $200,000,000 of KCSM’s 6.125% Senior Notes due 2021, (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 25, 2011, File No. 333-08322) is incorporated herein by reference as Exhibit 4.4

4.4.1
Registration Rights Agreement, dated May 20, 2011, among KCSM and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Scotia Capital (USA) Inc., Banco Bilbao Vizcaya Argentaria, S.A. and Morgan Stanley & Co. Incorporated (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 25, 2011, (File No. 333-08322) is incorporated herein by reference as Exhibit 4.4.1

4.4.2
Form of Rule 144A Restricted Global Note representing the 6.125% Senior Notes due 2021 (previously filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-4 filed on June 16, 2011, File No. 333-174931) is incorporated herein by reference as Exhibit 4.4.2

4.4.3
Form of Regulation S Restricted Global Note representing the 6.125% Senior Notes due 2021 (previously filed as Exhibit 4.11 to the Company’s Registration Statement on Form S-4 filed on June 16, 2011, File No. 333-174931) is incorporated herein by reference as Exhibit 4.4.3

4.4.4
Special Global Note representing the 6.125% Senior Notes due 2021 (previously filed as Exhibit 4.12 to the Company’s Registration Statement on Form S-4 filed on June 16, 2011, File No. 333-174931) is incorporated herein by reference as Exhibit 4.4.4

4.5
Note dated December 13, 2011, issued by KCSM (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 16, 2011, File No. 333-09322) is incorporated herein by reference as Exhibit 4.5

10.1
Concession title granted by the Secretaría de Comunicaciones y Transportes (“SCT”) in favor of Ferrocarril del Noreste, S.A. de C.V. (“FNE”), dated December 2, 1996, together with an English translation (previously filed as Exhibit 2.1 to the Company’s Registration Statement on Form F-4, File No. 333-08322) is incorporated herein by reference as Exhibit 10.1

10.1.1
Amendment, dated February 12, 2001, of concession title granted by SCT in favor of KCSM, formerly known as FNE, December 2, 1996, together with an English translation (previously filed as Exhibit 4.2 to KCSM and Grupo KCSM’s Annual Report on Form 20-F for fiscal year 2000, File No. 333-08322) is incorporated herein by reference as Exhibit 10.1.1

10.1.2
Amendment No. 2, dated November 22, 2006, of concession title granted by SCT in favor of KCSM, formerly known as FNE, December 2, 1996, amended February 12, 2001, together with an English translation (previously filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-4 filed on September 18, 2007, File No. 333-146153) is incorporated herein by reference as Exhibit 10.1.2

10.2
English translation of Employment Agreement, dated as of October 5, 2005, between KCSM and David Weiler Eaton Keener (previously filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-4 on September 13, 2010, File No. 333-169340) is incorporated herein by reference as Exhibit 10.2

10.3
English translation of Employment Agreement, dated as of April 20, 2006, between KCSM and José Guillermo Zozaya Delano (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2006, File No. 333-08322) is incorporated herein by reference as Exhibit 10.3

10.3.1
English translation of Amendment Agreement to the Individual Indefinite Employment Contract of April 20, 2006, dated May 27, 2009, between KCSM and José Guillermo Zozaya Delano (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2009, File No. 333-08322) is incorporated herein by reference as Exhibit 10.3.1

10.4
English translation of Employment Agreement, dated as of January 18, 1999, between KCSM and Oscar Augusto Del Cueto Cuevas (previously filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-4 filed on September 4, 2009, File No. 333-161762) is incorporated herein by reference as Exhibit 10.4

10.5
Loan and Security Agreement, dated as of February 26, 2008, between KCSM and Export Development Canada (previously filed as Exhibit 10.16 of the amendment to the Company’s Registration Statement on Form S-4/A filed on March 26, 2008, File No. 333-146519) is incorporated herein by reference as Exhibit 10.5

10.6
Loan Agreement, dated as of September 24, 2008, between KCSM and DVB Bank AG (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 28, 2008, File No. 333-08322) is incorporated herein by reference as Exhibit 10.6

10.7
Settlement Agreement, dated February 9, 2010, between KCSM and Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”), Ferrosur S.A. de C.V., Minera México, S.A. de C.V., Infraestructura y Transportes Ferroviarios, S.A. de C.V., Infraestructura y Transportes México, S.A. de C.V., Líneas Ferroviarias de México, S.A. de C.V., Grupo Ferroviario Mexicano, S.A. de C.V., and Grupo México, S.A.B. de C.V. 2016 (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on April 27, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 10.7

10.8
Trackage Rights Agreement, dated February 9, 2010, between KCSM and Ferromex (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 10.8

10.9
Placement Agreement, dated May 6, 2011, among KCSM, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Scotia Capital (USA) Inc., Banco Bilbao Vizcaya Argenteria, S.A. and Morgan Stanley & Co. Incorporated (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2011, File No. 333-08322) is incorporated herein by reference as Exhibit 10.9

10.10
Amended and Restated Credit Agreement, dated September 30, 2011, by and between KCSM, the lenders defined therein and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders, J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as joint lead arrangers and joint bookrunners, BBVA Bancomer, S.A., Institución de Banca Múltiple Grupo Financiero BBVA Bancomer, as joint bookrunner and co-documentation agent, and Bank of America, N.A., as co-documentation agent (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 3, 2011, File No. 333-08322) is incorporated herein by reference as Exhibit 10.10

10.10.1
Restatement Agreement, dated November 29, 2012, between KCSM, certain of its subsidiaries named therein as subsidiary guarantors, various financial institutions and other persons from time to time parties (the “Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and collateral agent (in such capacity, the “Collateral Agent”), (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 30, 2012, File No. 333-08322) is incorporated herein by reference as Exhibit 10.10.1

10.10.2
Second Amended and Restated Credit Agreement, dated November 29, 2012, by and between KCSM, the various financial institutions and other persons from time to time parties thereto ( the “Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders, J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as joint lead arrangers and joint bookrunners and certain other financial institutions party thereto (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 30, 2012, File No. 333-08322) is incorporated herein by reference as Exhibit 10.10.2

10.10.3
Amended and Restated Subsidiary Guaranty, dated as of September 30, 2011, by each subsidiary of KCSM from time to time party thereto, in favor of JPMorgan Chase Bank, N.A., in its capacity as the administrative agent and collateral agent for each of secured parties defined therein (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2011, File No. 333-08332) is incorporated herein by reference as Exhibit 10.10.3

10.10.4
Pledge Without Transfer of Possession Agreement, dated August 30, 2010, entered into by and among KCSM, Arrendadora KCSM, S. de R.L. de C.V., Highstar Harbor Holdings Mexico, S. de R.L. de C.V. , MTC Puerta Mexico, S. de R.L. de C.V., and Vamos a México, S.A. de C.V., and Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledgee (English translation of document executed in Spanish), (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 3, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 10.10.4

.
10.10.5
Stock Pledge Agreement, dated August 30, 2010, entered into by and among MTC Puerta México, S. de R.L. de C.V and Highstar Harbor Holdings México, S. de R.L. de C.V., as pledgors, Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledgee, and Vamos a México, S.A. de C.V. (English translation of document executed in Spanish), (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 3, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 10.10.5

10.10.6
Partnership Interest Pledge Agreement, dated August 30, 2010, entered into by and among KCSM and KCSM Holdings, LLC, as pledgors, Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledgee and Arrendadora KCSM, S. de R.L. de C.V. (English translation of document executed in Spanish), (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 3, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 10.10.6

10.10.7
Partnership Interest Pledge Agreement, dated August 30, 2010, entered into by and among KCSM and Nafta Rail, S.A. de C.V., as pledgors, Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledgee and Highstar Harbor Holdings México, S. de R.L. de C.V. (English translation of document executed in Spanish), (previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 3, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 10.10.7

10.10.8
Partnership Interest Pledge Agreement, dated August 30, 2010, entered into by and among Highstar Harbor Holdings México, S. de R.L. de C.V. and Nafta Rail, S.A. de C.V., as pledgors, Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as pledgee and MTC Puerta México, S. de R.L. de C.V. (English translation of document executed in Spanish), (previously filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on September 3, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 10.10.8

10.10.9
Assignment and Amendment Agreement, dated September 30, 2011, entered into by and among KCSM, Arrendadora KCSM, S. de R.L. de C.V., Highstar Harbor Holdings Mexico, S. de R.L. de C.V., MTC Puerta Mexico, S. de R.L. de C.V., Vamos a México, S.A. de C.V., Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, as original collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as original pledgee, and JPMorgan Chase Bank, N.A., a new collateral agent, acting on its own behalf and for the benefit of the secured parties and new pledgee (English translation of document executed in Spanish), (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 3, 2011, File No. 333-08322) is incorporated herein by reference as Exhibit 10.10.9

10.10.10
Assignment and Amendment Agreement, dated September 30, 2011, entered into by and among MTC Puerta México, S. de R.L. de C.V and Highstar Harbor Holdings México, S. de R.L. de C.V., as pledgors, Vamos a México, S.A. de C.V., Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as original collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as original pledgee, and JPMorgan Chase Bank, N.A., a new collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as new pledgee (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 3, 2011, File No. 333-08322) is incorporated herein by reference as Exhibit 10.10.10

10.10.11
Assignment and Amendment Agreement, dated September 30, 2011, entered into by and among KCSM and KCSM Holdings, LLC, as pledgors, Arrendadora KCSM S. de R.L. de C.V., Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as original collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as original pledgee, and JPMorgan Chase Bank, N.A., as new collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties as new pledgee (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 3, 2011, File No. 333-08322) is incorporated herein by reference as Exhibit 10.10.11

10.10.12
Assignment and Amendment Agreement, dated September 30, 2011, entered into by and among KCSM and Nafta Rail, S.A. de C.V., as pledgors, Highstar Harbor Holdings México, S. de R.L. de C.V., Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as original collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as original pledgee, and JPMorgan Chase Bank, N.A., as new collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties as new pledgee (previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 3, 2011, File No. 333-08322) is incorporated herein by reference as Exhibit 10.10.12

10.10.13
Assignment and Amendment Agreement, dated September 30, 2011, entered into by and among Highstar Harbor Holdings México, S. de R.L. de C.V. and Nafta Rail, S.A. de C.V., as pledgors, MTC Puerta México, S. de R.L. de C.V., Scotiabank Inverlat, S.A., Institución de Banca Múltiple, Grupo Financiero Scotiabank Inverlat, in its capacity as original collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties defined therein, as original pledgee, and JPMorgan Chase Bank, N.A., as new collateral agent, acting on its own behalf and on behalf and for the benefit of the secured parties as new pledgee (previously filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 3, 2011, File No. 333-08322) is incorporated herein by reference as Exhibit 10.10.13

10.10.14
Amended and Restated Intercompany Subordination Agreement, dated as of September 30, 2011, by and between KCSM and each of the subordinated debtors and subordinated creditors each defined therein, in favor of JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for each of the secured parties defined therein (previously filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 3, 2011, File No. 333-08322) is incorporated herein by reference as Exhibit 10.10.14

10.10.15
Third Amendment to that certain Asset Pledge Agreement dated January 10, 2013 entered into by and among KCSM, Arrendadora KCSM, S. de R.L. de C.V., Highstar Harbor Holdings México, S. de R.L. de C.V., MTC Puerta Mexico, S. de R.L. de C.V., Vamos a México, S.A. de C.V. and, JPMorgan Chase Bank, N.A., as collateral agent (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 16, 2013, File No. 333-08322) is incorporated herein by reference as Exhibit 10.10.15

10.10.16
Second Amendment Agreement to that certain Partnership Interest Pledge Agreement, dated January 10, 2013, entered into by and among KCSM, Nafta Rail, S.A. de C.V., Highstar Harbor Holdings México, S. de R.L. de C.V. and JPMorgan Chase Bank, N.A., as collateral agent (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 16, 2013, File No. 333-08322) is incorporated herein by reference as Exhibit 10.10.16

10.10.17
Second Amendment Agreement to that certain Partnership Interest Pledge Agreement, dated January 10, 2013, entered into by and among KCSM, KCSM Holdings, LLC, Arrendadora KCSM, S. de R.L. de C.V. and JPMorgan Chase Bank, N.A., as collateral agent (previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 16, 2013, File No. 333-08322) is incorporated herein by reference as Exhibit 10.10.17

10.10.18
Second Amendment Agreement to that certain Stock Interest Pledge Agreement, dated January 10, 2013, entered into by and among MTC Puerta México, S. de R.L. de C.V., Highstar Harbor Holdings México, S. de R.L. de C.V, Vamos a México, S.A. de C.V. and JPMorgan Chase Bank, N.A., as collateral agent (previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on January 16, 2013, File No. 333-08322) is incorporated herein by reference as Exhibit 10.10.18

10.10.19
Second Amendment Agreement to that certain Partnership Interest Pledge Agreement, dated January 10, 2013, entered into by and among Highstar Harbor Holdings México, S. de R.L. de C.V., Nafta Rail, S.A. de C.V., MTC Puerta México, S. de R.L. de C.V. and JPMorgan Chase Bank, N.A., as collateral agent (previously filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on January 16, 2013, File No. 333-08322) is incorporated herein by reference as Exhibit 10.10.19

10.11
Form of Loan Agreement between General Electric Capital Corporation and KCSM, dated September 1, 2011 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 21, 2011, File No. 333-08322) is incorporated herein by reference as Exhibit 10.10

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

101
The following financial information from KCSM’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010, (ii) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010, (iv) Consolidated Statements of Changes in Equity for the Three Years ended December 31, 2012, 2011, and 2010, and (v) the Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kansas City Southern de México, S.A. de C.V.

By	/s/ José Guillermo Zozaya Delano
José Guillermo Zozaya Delano
President and Executive Representative

February 4, 2013
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on February 4, 2013.

Signature	Title

/s/ Michael R. Haverty	President of the Board of Directors and Director
Michael R. Haverty

/s/ José Guillermo Zozaya Delano	President and Executive Representative (Principal Executive Officer)
José Guillermo Zozaya Delano

/s/ Michael W. Upchurch	Chief Financial Officer (Principal Financial Officer)
Michael W. Upchurch

/s/ Mary K. Stadler	Chief Accounting Officer (Principal Accounting Officer)
Mary K. Stadler

/s/ David L. Starling	Vice President of the Board of Directors and Director
David L. Starling

/s/ Patrick J. Ottensmeyer	Director
Patrick J. Ottensmeyer

/s/ David R. Ebbrecht	Director
David R. Ebbrecht

/s/ Antonio O. Garza, Jr.	Director
Antonio O. Garza, Jr.

Kansas City Southern de México, S.A. de C.V.
2012 Form 10-K Annual Report
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

101
The following financial information from Kansas City Southern de México, S.A. de C.V.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010, (ii) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010, (iv) Consolidated Statements of Changes in Equity for the Three Years ended December 31, 2012, 2011, and 2010, and (v) the Notes to Consolidated Financial Statements