Form 10-Q
period 2013-06-30
Kansas City Southern de Mexico, S.A. de C.V.
filed 2013-07-19
CIK 1055294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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
Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2013: 4,785,510,235
Kansas City Southern de México, S.A. de C.V. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Form 10-Q
June 30, 2013

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Form 10-Q
June 30, 2013
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Introductory Comments
The unaudited Consolidated Financial Statements included herein have been prepared by Kansas City Southern de México, S.A. de C.V. (“KCSM” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). For the purposes of this report, unless the context otherwise requires, all references herein to “KCSM” and the “Company” shall mean Kansas City Southern de México, S.A. de C.V. and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Results for the three and six months ended June 30, 2013, are not necessarily indicative of the results expected for the full year ending December 31, 2013.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions) (Unaudited)
Revenues	$266.5	$248.2	$521.8	$493.4
Operating expenses:
Compensation and benefits	31.4	28.6	60.0	63.7
Purchased services	33.7	36.7	69.5	72.9
Fuel	44.6	39.2	86.6	78.7
Equipment costs	18.9	18.7	38.9	36.8
Depreciation and amortization	25.3	22.4	49.9	44.5
Materials and other	19.6	13.1	34.3	24.4
Elimination of deferred statutory profit sharing liability, net	—	(43.0)	—	(43.0)
Total operating expenses	173.5	115.7	339.2	278.0
Operating income	93.0	132.5	182.6	215.4
Equity in net earnings of unconsolidated affiliate	0.4	0.7	1.1	1.5
Interest expense	(14.5)	(22.2)	(36.0)	(44.7)
Debt retirement costs	(109.9)	—	(109.9)	—
Foreign exchange gain (loss)	(17.5)	(2.8)	(4.6)	0.1
Other expense, net	—	—	(0.1)	(0.1)
Income (loss) before income taxes	(48.5)	108.2	33.1	172.2
Income tax expense (benefit)	(13.1)	36.8	14.3	64.0
Net income (loss)	(35.4)	71.4	18.8	108.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0.0 million for all periods presented	(0.7)	(0.7)	(0.1)	0.2
Other comprehensive income (loss)	(0.7)	(0.7)	(0.1)	0.2
Comprehensive income (loss)	$(36.1)	$70.7	$18.7	$108.4

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(In millions, except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15.8	$9.2
Accounts receivable, net	115.9	109.9
Related company receivables	0.2	40.0
Materials and supplies	49.5	32.9
Deferred income taxes	43.8	42.8
Other current assets	97.5	79.0
Total current assets	322.7	313.8
Investments	12.6	13.1
Property and equipment (including concession assets), net	2,617.9	2,522.3
Other assets	34.0	60.3
Total assets	$2,987.2	$2,909.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$19.2	$18.8
Accounts payable and accrued liabilities	95.2	87.4
Related company payables	9.4	6.9
Total current liabilities	123.8	113.1
Long-term debt	989.0	938.0
Related company debt	169.1	178.3
Deferred income taxes	136.4	131.6
Other noncurrent liabilities and deferred credits	12.0	10.3
Total liabilities	1,430.3	1,371.3
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 4,785,510,235 shares authorized, issued without par value	286.1	286.1
Additional paid-in capital	243.6	243.6
Retained earnings	1,030.5	1,011.7
Accumulated other comprehensive loss	(3.3)	(3.2)
Total stockholders’ equity	1,556.9	1,538.2
Total liabilities and stockholders’ equity	$2,987.2	$2,909.5

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2013	2012
	(In millions) (Unaudited)
Operating activities:
Net income	$18.8	$108.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49.9	44.5
Deferred income taxes	3.8	45.8
Equity in net earnings of unconsolidated affiliate	(1.1)	(1.5)
Deferred compensation	—	7.3
Elimination of deferred statutory profit sharing liability	—	(47.8)
Distributions from unconsolidated affiliate	1.5	2.3
Debt retirement costs	109.9	—
Changes in working capital items:
Accounts receivable	(6.3)	(18.1)
Related companies	71.9	2.5
Materials and supplies	(15.0)	1.7
Other current assets	(29.6)	(1.5)
Accounts payable and accrued liabilities	6.5	0.8
Other, net	1.9	3.2
Net cash provided by operating activities	212.2	147.4
Investing activities:
Capital expenditures	(78.4)	(71.6)
Acquisition of equipment under operating lease	(66.5)	—
Proceeds from disposal of property	1.4	4.2
Other, net	(0.4)	(0.4)
Net cash used for investing activities	(143.9)	(67.8)
Financing activities:
Proceeds from issuance of long-term debt	927.8	—
Proceeds from related company debt	52.5	—
Repayment of long-term debt	(882.1)	(8.9)
Repayment of related company debt	(59.4)	(41.8)
Debt costs	(100.5)	—
Net cash used for financing activities	(61.7)	(50.7)
Cash and cash equivalents:
Net increase during each period	6.6	28.9
At beginning of year	9.2	15.7
At end of period	$15.8	$44.6

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Accounting Policies, Interim Financial Statements and Basis of Presentation
In the opinion of the management of KCSM, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal and recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and six months ended June 30, 2013, are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

3.	Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	June 30, 2013	December 31, 2012
Land	$76.9	$76.9
Concession land rights	141.2	141.2
Road property	2,297.0	2,244.1
Equipment	632.7	552.5
Technology and other	33.6	31.6
Construction in progress	47.6	50.4
Total property	3,229.0	3,096.7
Accumulated depreciation and amortization	611.1	574.4
Property and equipment (including concession assets), net	$2,617.9	$2,522.3
Concession assets, net of accumulated amortization of $437.3 million and $413.3 million, totaled $1,942.8 million and $1,916.5 million at June 30, 2013 and December 31, 2012, respectively.

4.	Fair Value Measurements
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
The Company’s derivative financial instruments are measured at fair value on a recurring basis and consist of foreign currency forward contract agreements, which are classified as Level 2 instruments. The Company determines the fair value of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets and also takes into consideration the contract terms as well as other inputs, including forward interest rate curves and market currency exchange rates. The fair value of the foreign currency forward contract liabilities was $5.0 million as of June 30, 2013.
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable and accounts payable. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt, including related company debt, is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $1,152.8 million and $1,240.9 million at June 30, 2013 and December 31, 2012, respectively. The carrying value was $1,177.3 million and $1,135.1 million at June 30, 2013 and December 31, 2012, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as either Level 1 or Level 2 in the fair value hierarchy.

5.	Derivative Instruments
In general, the Company enters into derivative transactions in certain situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions as deemed appropriate.
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of June 30, 2013, the Company did not expect any losses as a result of default of its counterparties.
Foreign Currency Forward Contracts. The Company has net U.S. dollar-denominated liabilities (primarily debt) which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the U.S. dollar against the Mexican peso. This revaluation creates fluctuations in the Company’s income tax expense and the amount of income taxes paid. During the first half of 2013, the Company entered into foreign currency forward contracts with an aggregate notional amount of $325.0 million to hedge its exposure to this risk. These contracts mature on December 31, 2013, and obligate the Company to purchase a total of Ps.4,202.3 million at a weighted average exchange rate of Ps.12.93 to each U.S. dollar. The Company has not designated these forward contracts as hedging instruments for accounting purposes. The foreign currency forward contracts are measured at fair value each period and any change in fair value is recognized in foreign exchange gain (loss) within the consolidated statements of comprehensive income (loss).
The following table presents the fair value of derivative instruments included in the consolidated balance sheets (in millions):

	Derivative Liability
	Balance Sheet Location	June 30, 2013	December 31, 2012
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued liabilities	$5.0	$—
Total derivatives not designated as hedging instruments		5.0	—
Total derivative liability		$5.0	$—

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following table presents the amounts affecting the consolidated statements of comprehensive income (loss) for the three months ended June 30 (in millions):

	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments:		2013	2012
Foreign currency forward contracts	Foreign exchange loss	$(14.1)	$—
Total		$(14.1)	$—
The following table presents the amounts affecting the consolidated statements of comprehensive income (loss) for the six months ended June 30 (in millions):

	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments:		2013	2012
Foreign currency forward contracts	Foreign exchange loss	$(5.0)	$—
Total		$(5.0)	$—

6.	Long-Term Debt
12½% Senior Notes. On April 1, 2013, the Company redeemed all of the remaining $98.1 million aggregate principal amount of the 12½% senior unsecured notes due April 1, 2016 (the “12½% Senior Notes”) at a redemption price equal to 106.250% of the principal amount. The Company redeemed the 12½% Senior Notes using $65.0 million of borrowings under the revolving credit facility and available cash.
8.0% Senior Notes, 6 5/8% Senior Notes and 6 1/8% Senior Notes. On April 10, 2013, KCSM commenced a cash tender offer for the 8.0% senior unsecured notes due February 1, 2018 (the “8.0% Senior Notes”), the 6 5/8% senior unsecured notes due December 15, 2020 (the “6 5/8% Senior Notes”) and the 6 1/8% senior unsecured notes due June 15, 2021 (the “6 1/8% Senior Notes”). In addition, KCSM concurrently commenced consent solicitations to amend the indentures governing the 8.0% Senior Notes and 6 5/8% Senior Notes to eliminate substantially all of the restrictive covenants and certain events of default contained therein, which became operative on May 3, 2013.
Through May 8, 2013, KCSM purchased $237.2 million principal amount of the tendered 8.0% Senior Notes, $181.0 million principal amount of the tendered 6 5/8% Senior Notes and $149.7 million principal amount of the tendered 6 1/8% Senior Notes (collectively, the “Senior Notes Tendered”) in accordance with the terms and conditions of the tender offer using a portion of the proceeds received from the issuance of $275.0 million principal amount of 2.35% senior unsecured notes due May 15, 2020 (the “2.35% Senior Notes”) and $450.0 million principal amount of 3.0% senior unsecured notes due May 15, 2023 (the “3.0% Senior Notes”).
Subsequent to the expiration of the cash tender offer, through June 26, 2013, KCSM purchased an additional $7.9 million principal amount of the 6 1/8% Senior Notes and redeemed the remaining $4.0 million outstanding principal amount of the 6 5/8% Senior Notes. On July 2, 2013, KCSM purchased an additional $1.0 million principal amount of the 6 1/8% Senior Notes.
2.35% Senior Notes. On May 3, 2013, KCSM issued $275.0 million principal amount of 2.35% Senior Notes, which bear interest semiannually at a fixed annual rate of 2.35%. The 2.35% Senior Notes were issued at a discount to par value, resulting in a $0.3 million discount and a yield to maturity of 2.368%. KCSM used the net proceeds from the issuance of the 2.35% Senior Notes and the 3.0% Senior Notes to purchase the Senior Notes Tendered, pay all fees and expenses incurred in connection with the 2.35% Senior Notes and 3.0% Senior Notes offerings and the tender offers, to finance the purchase of certain leased equipment and for other general corporate purposes. The 2.35% Senior Notes are redeemable at KCSM’s option, in whole or in part, prior to April 15, 2020, by paying the greater of either (i) 100% of the principal amount of the 2.35% Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the then-current U.S. Treasury rate plus 20 basis points, plus accrued interest and any additional amounts to but excluding the redemption date. On or after April 15, 2020, the 2.35% Senior Notes may be redeemed at KCSM’s option, in whole or in part at any time at a redemption price equal to 100% of the principal

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

amount plus any accrued and unpaid interest. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.
3.0% Senior Notes. On May 3, 2013, KCSM issued $450.0 million principal amount of the 3.0% Senior Notes, which bear interest semiannually at a fixed annual rate of 3.0%. The 3.0% Senior Notes were issued at a discount to par value, resulting in a $1.9 million discount and a yield to maturity of 3.048%. KCSM used the net proceeds from the issuance of the 3.0% Senior Notes and the 2.35% Senior Notes to purchase the Senior Notes Tendered, pay all fees and expenses incurred in connection with the 2.35% Senior Notes and 3.0% Senior Notes offerings and the tender offers, to finance the purchase of certain leased equipment and for other general corporate purposes. The 3.0% Senior Notes are redeemable at KCSM’s option, in whole or in part, prior to February 15, 2023, by paying the greater of either (i) 100% of the principal amount of the 3.0% Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the then-current U.S. Treasury rate plus 20 basis points, plus accrued interest and any additional amounts to but excluding the redemption date. On or after February 15, 2023, the 3.0% Senior Notes may be redeemed at KCSM’s option, in whole or in part at any time at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.
The 2.35% Senior Notes and 3.0% Senior Notes are denominated in U.S. dollars; are unsecured, unsubordinated obligations; rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations and are senior in right of payment to KCSM’s future subordinated indebtedness. In addition, the senior notes include certain covenants which are customary for these types of debt instruments issued by borrowers with similar credit ratings.
Revolving Credit Facility. During the second quarter of 2013, the Company borrowed $65.0 million against the revolving credit facility for the redemption of the 12½% Senior Notes. As of June 30, 2013, the outstanding amount under the revolving credit facility was $10.0 million. As of December 31, 2012, KCSM had no amount outstanding under the revolving credit facility.
Related Company Revolving Credit Agreement. The Kansas City Southern Railway Company (“KCSR”), as a lender, and KCSM, as a borrower, entered into a Revolving Credit Agreement effective as of June 7, 2013 (the “Revolving Agreement”), pursuant to the terms of which KCSM may borrow up to $100.0 million from KCSR on a revolving basis at any time during the term of the Revolving Agreement. The Revolving Agreement is unsecured and terminates on December 31, 2018. As of June 30, 2013, KCSM had borrowed $52.5 million under the terms of the Revolving Agreement at a weighted average interest rate of 1.48%.
Debt Retirement Costs. The Company recognized debt retirement costs of $109.9 million during the second quarter of 2013 related to the tender and call premiums as well as the write-off of unamortized debt issuance costs and the original issue discounts as a result of the refinancing activities described above.

7.	Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), KCSM paid concession duty expense of 0.5% of gross revenues for the first 15 years of the Concession period, and on June 24, 2012, KCSM began paying 1.25% of gross revenues, which is effective for the remaining years of the Concession. For the three and six months ended June 30, 2013, the concession duty expense, which is recorded within materials and other in operating expenses, was $3.4 million and $6.8 million, respectively, compared to $1.4 million and $2.7 million for the same periods in 2012.
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
While the outcome of these matters cannot be predicted with certainty, the Company does not believe that, when resolved, these disputes will have a material effect on its consolidated financial statements.
Contractual Agreements. In the normal course of business, the Company enters into various contractual agreements related to commercial arrangements and the use of other railroads’ or governmental entities’ infrastructure needed for the operations of the business. The Company is involved or may become involved in certain disputes involving transportation rates, product loss or damage, charges and interpretations related to these agreements. While the outcome of these matters cannot be predicted with certainty, the Company does not believe that, when resolved, these disputes will have a material effect on its consolidated financial statements.
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness or further weakening in economic trends could have a significant impact on the collectability of KCSM’s receivables and its operating results. If the financial condition of KCSM’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at June 30, 2013.
Income Tax. Tax returns filed for periods after 2006 remain open to examination by the taxing authorities. KCSM’s 2007 tax return is currently under examination by the Servicio de Administracion Tributaria (the “SAT”), the Mexican equivalent of the U.S. Internal Revenue Service. The Company received an audit assessment for the year ended December 31, 2005, from the SAT. The Company initiated administrative proceedings with the SAT, and if a settlement is not reached, the matter will be litigated. The Company believes it has strong legal arguments in its favor and more likely than not will prevail in challenging the 2005 assessment. The Company believes that an adequate provision has been made for any adjustment (taxes and interest) that will be due for all open years. However, an unexpected adverse resolution could have a material effect on the consolidated financial statements in a particular quarter or fiscal year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: competition and consolidation within the transportation industry; the business environment in industries that produce and use items shipped by rail; revocation of KCSM’s concession; the termination of, or failure to renew, agreements with customers, other railroads and third parties; interest rates; access to capital; disruptions to the Company’s technology infrastructure, including its computer systems; natural events such as severe weather, hurricanes and floods; market and regulatory responses to climate change; credit risk of customers and counterparties and their failure to meet their financial obligations; legislative and regulatory developments and disputes; rail accidents or other incidents or accidents along KCSM’s rail network, facilities or customer facilities involving the release of hazardous materials, including toxic inhalation hazards; fluctuation in prices or availability of key materials, in particular diesel fuel; dependency on certain key suppliers of core rail equipment; changes in securities and capital markets; loss of key personnel; labor difficulties, including strikes and work stoppages; insufficiency of insurance to cover lost revenue, profits or other damages; acts of terrorism or risk of terrorist activities; war or risk of war; domestic and international economic conditions; political and economic conditions in Mexico and the level of trade between Mexico and the United States; and the outcome of claims and litigation involving the Company or its subsidiaries. For more discussion about each risk factor, see Part I, Item 1A –“Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which is on file with the U.S. Securities and Exchange Commission (File No. 333-08322) and any updates contained herein. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the timing when, or by which, such performance or results will be achieved. As a result, actual outcomes or results could materially differ from those indicated in forward-looking statements. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements.
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
Second Quarter Analysis
The Company reported a net loss of $35.4 million for the three months ended June 30, 2013, compared to net income of $71.4 million for the same period in 2012. This decrease is attributable to $109.9 million of debt retirement costs recognized in 2013 and the elimination of $43.0 million of deferred statutory profit sharing liability recognized in 2012.
The Company reported a 7% increase in revenues, a 6% increase in revenue per carload/unit and a 1% increase in carloads/unit volumes during the three months ended June 30, 2013, as compared to the same period in 2012. Revenues increased for all commodity groups, other than agriculture and minerals, driven by the effect of fluctuations in the value of the Mexican peso against the U.S. dollar, fuel surcharge and positive pricing impacts, partially offset by commodity mix due to the unfavorable impact from agriculture and minerals. Agriculture and minerals revenues decreased by $11.9 million due to a 28% decrease in import grain volumes resulting from the severe drought conditions experienced in the Midwestern region of the United States during 2012.

Operating expenses increased 50% during the three months ended June 30, 2013, as compared to the same period in 2012, due to the elimination of $43.0 million of deferred statutory profit sharing liability as a result of the organizational restructuring in the second quarter of 2012. In addition, operating expenses increased due to the effect of fluctuations in the value of the Mexican peso against the U.S. dollar for operating expenses denominated in Mexican pesos. Operating expenses as a percentage of revenues increased to 65.1% for the three months ended June 30, 2013, as compared to 46.6% for the same period in 2012. This increase is attributable to the elimination of the deferred statutory profit sharing liability in 2012.
KCSM’s revenues and operating expenses are affected by fluctuations in the value of the Mexican peso against the U.S. dollar. Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations generally offset, with insignificant net impacts to operating income.
During the second quarter of 2013, the Company refinanced a significant portion of its existing debt at lower interest rates and extended the debt maturities. As a result of the refinancing, the Company recognized debt retirement costs of $109.9 million for the quarter for the tender and call premiums as well as the write-off of unamortized debt issuance costs and the original issue discounts.
Results of Operations
The following summarizes KCSM’s consolidated statements of comprehensive income (loss) components (in millions):

	Three Months Ended		Change Dollars
	June 30,
	2013	2012
Revenues	$266.5	$248.2	$18.3
Operating expenses	173.5	115.7	57.8
Operating income	93.0	132.5	(39.5)
Equity in net earnings of unconsolidated affiliate	0.4	0.7	(0.3)
Interest expense	(14.5)	(22.2)	7.7
Debt retirement costs	(109.9)	—	(109.9)
Foreign exchange loss	(17.5)	(2.8)	(14.7)
Income (loss) before income taxes	(48.5)	108.2	(156.7)
Income tax expense (benefit)	(13.1)	36.8	(49.9)
Net income (loss)	$(35.4)	$71.4	$(106.8)

	Six Months Ended		Change Dollars
	June 30,
	2013	2012
Revenues	$521.8	$493.4	$28.4
Operating expenses	339.2	278.0	61.2
Operating income	182.6	215.4	(32.8)
Equity in net earnings of unconsolidated affiliate	1.1	1.5	(0.4)
Interest expense	(36.0)	(44.7)	8.7
Debt retirement costs	(109.9)	—	(109.9)
Foreign exchange gain (loss)	(4.6)	0.1	(4.7)
Other expense, net	(0.1)	(0.1)	—
Income before income taxes	33.1	172.2	(139.1)
Income tax expense	14.3	64.0	(49.7)
Net income	$18.8	$108.2	$(89.4)

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Chemical and petroleum	$53.7	$44.5	21%	25.5	23.6	8%	$2,106	$1,886	12%
Industrial and consumer products	63.4	60.0	6%	41.1	40.7	1%	1,543	1,474	5%
Agriculture and minerals	37.8	49.7	(24%)	21.4	26.4	(19%)	1,766	1,883	(6%)
Energy	8.2	6.6	24%	7.6	7.3	4%	1,079	904	19%
Intermodal	55.0	46.8	18%	123.4	119.9	3%	446	390	14%
Automotive	43.0	36.1	19%	22.8	21.3	7%	1,886	1,695	11%
Carload revenues, carloads and units	261.1	243.7	7%	241.8	239.2	1%	$1,080	$1,019	6%
Other revenue	5.4	4.5	20%
Total revenues (i)	$266.5	$248.2	7%
(i) Included in revenues:
Fuel surcharge	$42.9	$35.0

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Chemical and petroleum	$103.2	$91.5	13%	49.2	47.5	4%	$2,098	$1,926	9%
Industrial and consumer products	130.2	120.6	8%	84.2	82.0	3%	1,546	1,471	5%
Agriculture and minerals	70.9	100.5	(29%)	40.6	54.5	(26%)	1,746	1,844	(5%)
Energy	15.2	13.0	17%	14.7	14.3	3%	1,034	909	14%
Intermodal	105.2	89.0	18%	237.9	229.4	4%	442	388	14%
Automotive	87.6	70.6	24%	46.8	42.0	11%	1,872	1,681	11%
Carload revenues, carloads and units	512.3	485.2	6%	473.4	469.7	1%	$1,082	$1,033	5%
Other revenue	9.5	8.2	16%
Total revenues (i)	$521.8	$493.4	6%
(i) Included in revenues:
Fuel surcharge	$81.8	$68.4

Freight revenues include revenue for transportation services and fuel surcharges. For the three months ended June 30, 2013, revenues and carload/unit volumes increased 7% and 1%, respectively, compared to the same period in 2012. For the six months ended June 30, 2013, revenues and carloads/unit volumes increased 6% and 1%, respectively, compared to the same period in 2012. Revenues increased for all commodity groups, other than agriculture and minerals, which decreased $11.9 million and $29.6 million for the three and six months ended June 30, 2013, respectively, due to a 28% and 33% decrease, respectively, in import grain volumes resulting from the severe drought conditions experienced in the Midwestern region of the United States during 2012. Revenue per carload/unit increased by 6% and 5% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, due to positive pricing impacts, fuel surcharge and the effect of fluctuations in the value of the Mexican peso against the U.S. dollar, partially offset by commodity mix.

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
The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended June 30, 2013
Chemical and petroleum. Revenues increased $9.2 million for the three months ended June 30, 2013, compared to the same period in 2012, due to a 12% increase in revenue per carload/unit and an 8% increase in carload/unit volumes. Revenues increased $11.7 million for the six months ended June 30, 2013, compared to the same period in 2012, due to a 9% increase in revenue per carload/unit and a 4% increase in carload/unit volumes. Revenues increased due to positive pricing impacts for petroleum and plastics and volume increased due to the recovery of a portion of a customer’s lost business. In addition, revenues increased due to the effect of fluctuations in the value of the Mexican peso against the U.S. dollar.

Industrial and consumer products. Revenues increased $3.4 million for the three months ended June 30, 2013, compared to the same period in 2012, due to a 5% increase in revenue per carload/unit and a 1% increase in carload/unit volumes. Revenues increased $9.6 million for the six months ended June 30, 2013, compared to the same period in 2012, due to a 5% increase in revenue per carload/unit and a 3% increase in carload/unit volumes. Metals and scrap revenues increased due to a high demand for slab and steel coil driven by strength in the automotive and oil and gas industries. Pulp and paper revenues increased due to inventory restocking due to short-term market pricing. In addition, revenues increased due to the effect of fluctuations in the value of the Mexican peso against the U.S. dollar.

Agriculture and minerals. Revenues decreased $11.9 million for the three months ended June 30, 2013, compared to the same period in 2012, due to a 19% decrease in carload/unit volumes and a 6% decrease in revenue per carload/unit. For the six months ended June 30, 2013, revenues decreased $29.6 million due to a 26% decrease in carload/unit volumes and a 5% decrease in revenues per carload/unit. Import grain volumes decreased 28% and 33% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, as a result of the severe drought conditions experienced in the Midwestern region of the United States during 2012.

Stone, Clay, & Glass 7%
Ores & Minerals 3%
Food Products 33%
Grain 57%

Revenues by commodity group for the three months ended June 30, 2013
Energy. Revenues increased $1.6 million for the three months ended June 30, 2013, compared to the same period in 2012, due to a 19% increase in revenue per carload/unit due to pricing and a 4% increase in carload/unit volumes. Revenues increased $2.2 million for the six months ended June 30, 2013, compared to the same period in 2012, due a 14% increase in revenue per carload/unit due to pricing and a 3% increase in carload/unit volumes. In addition, revenues increased due to the effect of fluctuations in the value of the Mexican peso against the U.S. dollar.

Intermodal. Revenues increased $8.2 million for the three months ended June 30, 2013, compared to the same period in 2012, due to a 14% increase in revenue per carload/unit and a 3% increase in carload/unit volumes. Revenues increased $16.2 million for the six months ended June 30, 2013, compared to the same period in 2012, due to a 14% increase in revenue per carload/unit and a 4% increase in carload/unit volumes. The increase in revenue per carload/unit is due to increases in pricing and fuel surcharge. The increase in volume was driven by conversion of cross border general commodity truck traffic to rail.
Automotive. Revenues increased $6.9 million for the three months ended June 30, 2013, compared to the same period in 2012, due to an 11% increase in revenue per carload/unit and a 7% increase in carload/unit volumes. Revenues increased $17.0 million for the six months ended June 30, 2013, compared to the same period in 2012, due to 11% increases in revenue per carload/unit and in carload/unit volumes. The growth was driven by new business, increased import/export volume through the Port of Lazaro Cardenas and strong year-over-year growth in North American automobile sales for Original Equipment Manufacturers. In addition, revenues increased due to the effect of fluctuations in the value of the Mexican peso against the U.S. dollar.
Operating Expenses
Operating expenses, as shown below (in millions), increased $57.8 million and $61.2 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, due to the elimination of deferred statutory profit sharing liability as a result of the organizational restructuring in the second quarter of 2012. In addition, operating expenses increased due to the effect of fluctuations in the value of the Mexican peso against the U.S. dollar for operating expenses denominated in Mexican pesos.
KCSM pays KCSM Servicios, a wholly-owned subsidiary of KCS, market-based rates for employee services. For comparative purposes, amounts paid to KCSM Servicios are classified according to the nature of the services provided to KCSM and the market-based premium paid to KCSM Servicios is included within materials and other expense.

	Three Months Ended
	June 30,		Change
	2013	2012	Dollars	Percent
Compensation and benefits	$31.4	$28.6	$2.8	10%
Purchased services	33.7	36.7	(3.0)	(8%)
Fuel	44.6	39.2	5.4	14%
Equipment costs	18.9	18.7	0.2	1%
Depreciation and amortization	25.3	22.4	2.9	13%
Materials and other	19.6	13.1	6.5	50%
Elimination of deferred statutory profit sharing liability, net	—	(43.0)	43.0	(100%)
Total operating expenses	$173.5	$115.7	$57.8	50%

	Six Months Ended
	June 30,		Change
	2013	2012	Dollars	Percent
Compensation and benefits	$60.0	$63.7	$(3.7)	(6%)
Purchased services	69.5	72.9	(3.4)	(5%)
Fuel	86.6	78.7	7.9	10%
Equipment costs	38.9	36.8	2.1	6%
Depreciation and amortization	49.9	44.5	5.4	12%
Materials and other	34.3	24.4	9.9	41%
Elimination of deferred statutory profit sharing liability, net	—	(43.0)	43.0	(100%)
Total operating expenses	$339.2	$278.0	$61.2	22%
Compensation and benefits. Compensation and benefits increased $2.8 million for the three months ended June 30, 2013, compared to the same period in 2012, due to fluctuations in the value of the Mexican peso against the U.S. dollar, and annual salary rate increases. Compensation and benefits decreased $3.7 million for the six months ended June 30, 2013, compared to the same period in 2012, due to a $7.3 million reduction in deferred statutory profit sharing expense as a result of the organizational restructuring in 2012. This decrease was partially offset by fluctuations in the value of the Mexican peso against the U.S. dollar and annual salary rate increases.
Purchased services. Purchased services expense decreased $3.0 million and $3.4 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, due to a decrease in track and equipment maintenance expenses, partially offset by an increase in security services expense. Track maintenance expense decreased due to the termination of a maintenance contract as a result of in-sourcing of certain maintenance activities and the timing of maintenance activities.
Fuel. Fuel expense increased $5.4 million and $7.9 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, due to higher diesel fuel prices as the average price per gallon, including the unfavorable impact of fluctuations in the value of the Mexican peso against the U.S. dollar, was $3.00 and $2.94 for the three and six months ended June 30, 2013, respectively, compared to $2.49 and $2.52 for the same periods in 2012. These increases were partially offset by lower consumption.
Equipment costs. Equipment costs increased $0.2 million and $2.1 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, due to an increase in the use of other railroads’ freight cars as a result of increased automotive traffic volumes. Equipment costs are expected to decrease on a quarterly basis by approximately $1.6 million as a result of the acquisition of 30 locomotives in June 2013, which were previously leased by the Company under an operating lease agreement.
Depreciation and amortization. Depreciation and amortization expense increased $2.9 million and $5.4 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, due to a larger asset base. Depreciation and amortization expense is expected to increase on a quarterly basis by approximately $0.9 million as a result of the acquisition of 30 locomotives in June 2013, which were previously leased by the Company under an operating lease agreement.
Materials and other. Materials and other expense increased $6.5 million and $9.9 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, due to an increase in casualty and concession duty expenses. KCSM paid concession duty expense of 0.5% of gross revenues for the first 15 years of the Concession period and on June 24, 2012, KCSM began paying 1.25% of gross revenues, which is effective for the remaining years of the Concession. In addition, materials and other expense increased for the six months ended June 30, 2013, compared to the same period in 2012, due to the market-based premium for employee services paid to KCSM Servicios, S.A. de C.V. (“KCSM Servicios”) as a result of the organizational restructuring in the second quarter of 2012.
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

Non-Operating Income and Expenses
Equity in net earnings of unconsolidated affiliate. Equity in earnings from the operations of Ferrocarril y Terminal del Valle de Mexico, S.A. de C.V. decreased $0.3 million and $0.4 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, due to higher track maintenance costs.
Interest expense. Interest expense decreased $7.7 million and $8.7 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, due to lower average interest rates as a result of the Company’s refinancing activities. During the three and six months ended June 30, 2013, the average debt balances were $1,112.9 million and $1,106.6 million, respectively, compared to $1,189.5 million and $1,203.2 million, for the same periods in 2012. Average interest rates during the three and six months ended June 30, 2013 were 5.2% and 6.4%, respectively, compared to 7.4%, for the same periods in 2012. Interest expense is expected to decrease on a quarterly basis by approximately $9.2 million as a result of the refinancing activities in the second quarter of 2013.
Debt retirement costs. Debt retirement costs were $109.9 million for the three and six months ended June 30, 2013. During the second quarter of 2013, KCSM recognized debt retirement costs of $109.9 million related to the tender and call premiums as well as the write-off of unamortized debt issuance costs and the original issue discounts associated with the purchase and redemption of various senior notes refinanced. The Company did not incur debt retirement costs during the first half of 2012.
Foreign exchange gain (loss). Fluctuations in the value of the Mexican peso against the U.S. dollar resulted in a foreign exchange loss of $17.5 million and $4.6 million for the three and six months ended June 30, 2013, respectively, compared to a foreign exchange loss of $2.8 million and a gain of $0.1 million for the same periods in 2012. For the three end six months ended June 30, 2013, foreign exchange gain (loss) includes a loss of $14.1 million and $5.0 million, respectively, on foreign currency forward contracts.
Other expense, net. Other expense, net, was flat for the three and six months ended June 30, 2013, compared to the same periods in 2012.
Income tax expense (benefit). Income tax benefit was $13.1 million for the three months ended June 30, 2013, compared to income tax expense of $36.8 million for the same period in 2012. For the six months ended June 30, 2013, income tax expense was $14.3 million, compared to $64.0 million for the same period in 2012. The effective income tax rates were 27.0% and 43.2% for the three and six months ended June 30, 2013, respectively, compared to 34.0% and 37.2% for the same periods in 2012. The variances in income tax expense (benefit) were due to the decrease in pre-tax income. The effective tax rate variances were due to the reversal in the second quarter of 2013 of a previously recognized benefit as a result of a court ruling and foreign exchange rate fluctuations.
Liquidity and Capital Resources
Overview
In recent years, KCSM has improved its financial strength and flexibility by extending debt maturities, increasing liquidity and reducing interest expense. As a result, the Company received investment grade credit ratings from rating agencies as described in the Credit Ratings section below. This improved credit profile allowed the Company to refinance a significant portion of its existing debt at lower interest rates and extend debt maturities during the second quarter of 2013. The Company estimates annualized pre-tax interest savings as a result of this refinancing to be approximately $37.0 million.
Though KCSM’s cash flows from operations are sufficient to fund operations, capital expenditures and debt service, the Company may, from time to time, incur debt to refinance existing indebtedness, buy out operating leases, or to fund equipment additions or new investments. On June 30, 2013, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was $253.3 million.
12½% Senior Notes. On April 1, 2013, the Company redeemed all of the remaining $98.1 million aggregate principal amount of the 12½% senior unsecured notes due April 1, 2016 (the “12½% Senior Notes”) at a redemption price equal to 106.250% of the principal amount. The Company redeemed the 12½% Senior Notes using $65.0 million of borrowings under the revolving credit facility and cash on hand.

8.0% Senior Notes, 6 5/8% Senior Notes and 6 1/8% Senior Notes. On April 10, 2013, KCSM commenced a cash tender offer for the 8.0% senior unsecured notes due February 1, 2018 (the “8.0% Senior Notes”), the 6 5/8% senior unsecured notes due December 15, 2020 (the “6 5/8% Senior Notes”) and the 6 1/8% senior unsecured notes due June 15, 2021 (the “6 1/8% Senior Notes”). In addition, KCSM concurrently commenced consent solicitations to amend the indentures governing the 8.0% Senior Notes and 6 5/8% Senior Notes to eliminate substantially all of the restrictive covenants and certain events of default contained therein, which became operative on May 3, 2013.
Through May 8, 2013, KCSM purchased $237.2 million principal amount of the tendered 8.0% Senior Notes, $181.0 million principal amount of the tendered 6 5/8% Senior Notes and $149.7 million principal amount of the tendered 6 1/8% Senior Notes (collectively, the “Senior Notes Tendered”) in accordance with the terms and conditions of the tender offer using a portion of the proceeds received from the issuance of $275.0 million principal amount of 2.35% senior unsecured notes due May 15, 2020 (the “2.35% Senior Notes”) and $450.0 million principal amount of 3.0% senior unsecured notes due May 15, 2023 (the “3.0% Senior Notes”).
Subsequent to the expiration of the cash tender offer, through June 26, 2013, KCSM purchased an additional $7.9 million principal amount of the 6 1/8% Senior Notes and redeemed the remaining $4.0 million outstanding principal amount of the 6 5/8% Senior Notes. On July 2, 2013, KCSM purchased an additional $1.0 million principal amount of the 6 1/8% Senior Notes.
2.35% Senior Notes. On May 3, 2013, KCSM issued $275.0 million principal amount of 2.35% Senior Notes, which bear interest semiannually at a fixed annual rate of 2.35%. The 2.35% Senior Notes were issued at a discount to par value, resulting in a $0.3 million discount and a yield to maturity of 2.368%. KCSM used the net proceeds from the issuance of the 2.35% Senior Notes and the 3.0% Senior Notes to purchase the Senior Notes Tendered, pay all fees and expenses incurred in connection with the 2.35% Senior Notes and 3.0% Senior Notes offerings and the tender offers, to finance the purchase of certain leased equipment and for other general corporate purposes. The 2.35% Senior Notes are redeemable at KCSM’s option, in whole or in part, prior to April 15, 2020, by paying the greater of either (i) 100% of the principal amount of the 2.35% Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the then-current U.S. Treasury rate plus 20 basis points, plus accrued interest and any additional amounts to but excluding the redemption date. On or after April 15, 2020, the 2.35% Senior Notes may be redeemed at KCSM’s option, in whole or in part at any time at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.
3.0% Senior Notes. On May 3, 2013, KCSM issued $450.0 million principal amount of the 3.0% Senior Notes, which bear interest semiannually at a fixed annual rate of 3.0%. The 3.0% Senior Notes were issued at a discount to par value, resulting in a $1.9 million discount and a yield to maturity of 3.048%. KCSM used the net proceeds from the issuance of the 3.0% Senior Notes and the 2.35% Senior Notes to purchase the Senior Notes Tendered, pay all fees and expenses incurred in connection with the 2.35% Senior Notes and 3.0% Senior Notes offerings and the tender offers, to finance the purchase of certain leased equipment and for other general corporate purposes. The 3.0% Senior Notes are redeemable at KCSM’s option, in whole or in part, prior to February 15, 2023, by paying the greater of either (i) 100% of the principal amount of the 3.0% Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the then-current U.S. Treasury rate plus 20 basis points, plus accrued interest and any additional amounts to but excluding the redemption date. On or after February 15, 2023, the 3.0% Senior Notes may be redeemed at KCSM’s option, in whole or in part at any time at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.
The 2.35% Senior Notes and 3.0% Senior Notes are denominated in U.S. dollars; are unsecured, unsubordinated obligations; rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations and are senior in right of payment to KCSM’s future subordinated indebtedness. In addition, the senior notes include certain covenants which are customary for these types of debt instruments issued by borrowers with similar credit ratings.
Revolving Credit Facility. During the second quarter of 2013, the Company borrowed $65.0 million against the revolving credit facility for the redemption of the 12½% Senior Notes. As of June 30, 2013, the outstanding amount under the revolving credit facility was $10.0 million. As of December 31, 2012, KCSM had no amount outstanding under the revolving credit facility.

Related Company Revolving Credit Agreement. The Kansas City Southern Railway Company (“KCSR”), as a lender, and KCSM, as a borrower, entered into a Revolving Credit Agreement effective as of June 7, 2013 (the “Revolving Agreement”), pursuant to the terms of which KCSM may borrow up to $100.0 million from KCSR on a revolving basis at any time during the term of the Revolving Agreement. The Revolving Agreement is unsecured and terminates on December 31, 2018. As of June 30, 2013, KCSM had borrowed $52.5 million under the terms of the Revolving Agreement at a weighted average interest rate of 1.48%.
Debt Retirement Costs. The Company recognized debt retirement costs of $109.9 million during the second quarter of 2013 related to the tender and call premiums as well as the write-off of unamortized debt issuance costs and the original issue discounts as a result of the refinancing activities described above.
The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt capital markets and other available financing resources will be sufficient to fund anticipated operating expenses, capital expenditures, debt service costs and other commitments in the foreseeable future. The Company’s current financing instruments contain restrictive covenants which limit or preclude certain actions; however, the covenants are structured such that the Company has sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of June 30, 2013.
For additional discussion of the agreements representing the indebtedness of KCSM, see “Item 8 Financial Statements and Supplemental Data – Note 7. Long-Term Debt” in KCSM’s Annual Report on Form 10-K for the year ended December 31, 2012.
KCSM’s operating results and financing alternatives can be unexpectedly impacted by various factors, some of which are outside of its control. For example, if KCSM were to experience a reduction in revenues or a substantial increase in operating costs or other liabilities, its earnings could be significantly reduced, increasing the risk of non-compliance with debt covenants. Additionally, KCSM is subject to external factors impacting debt and capital markets and its ability to obtain financing under reasonable terms is subject to market conditions. Volatility in capital markets and the tightening of market liquidity could impact KCSM’s access to capital. Further, KCSM’s cost of debt can be impacted by independent rating agencies which assign debt ratings based on certain factors including credit measurements such as interest coverage and leverage ratios, liquidity and competitive position.
Credit Ratings. Three credit rating agencies provide their views of the Company’s outlook and ratings. Standard & Poor’s Rating Services (“S&P”) rates the senior unsecured debt and corporate credit of KCSM as investment grade. Moody’s Investor Service (“Moody’s”) rates KCSM’s senior unsecured debt as investment grade. Fitch Ratings (“Fitch”) has assigned an investment grade Issuer Default Rating to KCSM and rates the senior unsecured debt as investment grade. Ratings and outlooks change from time to time and can be found on the websites of S&P, Moody’s and Fitch.
Cash Flow Information
Summary cash flow data follows (in millions):

	Six Months Ended
	June 30,
	2013	2012
Cash flows provided by (used for):
Operating activities	$212.2	$147.4
Investing activities	(143.9)	(67.8)
Financing activities	(61.7)	(50.7)
Net increase in cash and cash equivalents	6.6	28.9
Cash and cash equivalents beginning of year	9.2	15.7
Cash and cash equivalents end of period	$15.8	$44.6

Cash flows from operating activities increased $64.8 million for the six month period ended June 30, 2013, compared to the same period in 2012, primarily due to an increase in changes in working capital items, resulting mainly from the timing of certain payments and receipts. Net cash used for investing activities increased $76.1 million, due to an increase in capital expenditures and the acquisition of equipment under operating lease. Additional information regarding capital expenditures is provided below. Net cash used for financing activities increased $11.0 million due to debt refinancing activities and associated debt cost payments incurred during the second quarter of 2013, and related company debt activity.
Capital Expenditures
KCSM’s cash flows from operations are sufficient to fund capital expenditures; however, the Company may, from time to time, use external sources of cash (principally bank debt, public debt and private debt) to fund capital expenditures.
The following table summarizes capital expenditures by type (in millions):

	Six Months Ended
	June 30,
	2013	2012
Roadway capital program	$53.8	$48.7
Equipment	15.4	5.5
Information technology	2.3	1.8
Capacity	1.9	1.8
Other	5.8	3.4
Total capital expenditures (accrual basis)	79.2	61.2
Change in capital accruals	(0.8)	10.4
Total cash capital expenditures	$78.4	$71.6

Acquisition of equipment under operating lease	$66.5	$—
For 2013, internally generated cash flows, excess proceeds from debt refinancing activities and other borrowings are expected to fund cash capital expenditures and the acquisition of equipment under operating lease, which are currently estimated at approximately $250.0 million.
Other Matters
KCSM Servicios union employees are covered by one labor agreement, which was signed on June 23, 1997, between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”), for a term of fifty years, for the purpose of regulating the relationship between the parties. Approximately 80% of KCSM Servicios employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. In July of 2013, the negotiation of compensation terms and all other benefits was initiated with the Mexican Railroad Union. The anticipated resolution of this negotiation is not expected to have a material impact to the consolidated financial statements. The union labor negotiations with the Mexican Railroad Union have not historically resulted in any strike, boycott or other disruption in KCSM’s business operations.

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
(b) Changes in Internal Control over Financial Reporting.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
For information related to the Company’s legal proceedings, see Note 7 “Commitments and Contingencies,” under Part I, Item 1, of this quarterly report on Form 10-Q.

Item 1.	Risk Factors
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

101
The following unaudited financial information from Kansas City Southern de México, S.A. de C.V.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012, (ii) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) the Notes to Consolidated Financial Statements.

Exhibit No.	Description of Exhibits Incorporated by Reference

4.1
Indenture, dated May 3, 2013, between KCSM and U.S. Bank National Association, as trustee, transfer agent, principal paying agent and registrar, covering up to $275,000,000 of KCSM’s 2.35% Senior Notes due 2020 (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 8, 2013, File No. 333-08322) is incorporated herein by reference as Exhibit 4.1.

4.2
Indenture, dated May 3, 2013, between KCSM and U.S. Bank National Association, as trustee, transfer agent, principal paying agent and registrar, covering up to $450,000,000 of KCSM’s 3.0% Senior Notes due 2023 (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 8, 2013, File No. 333-08322) is incorporated herein by reference as Exhibit 4.2.

4.3
Registration Rights Agreement, dated May 3, 2013, among KCSM; J.P. Morgan Securities LLC; Merrill Lynch, Pierce, Fenner & Smith Incorporated; and Morgan Stanley & Co. LLC (previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 8, 2013, File No. 333-08322) is incorporated herein by reference as Exhibit 4.3.

4.4
Supplemental Indenture, dated April 23, 2013, between KCSM and U.S. Bank National Association, as trustee(previously filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 8, 2013, File No. 333-08322) is incorporated herein by reference as Exhibit 4.4.

4.5
Supplemental Indenture, dated April 23, 2013, between KCSM and U.S. Bank National Association, as trustee(previously filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 8, 2013, File No. 333-08322) is incorporated herein by reference as Exhibit 4.5.

10.1
Purchase Agreement, dated April 24, 2013, among KCSM; J.P. Morgan Securities LLC; Merrill Lynch, Pierce, Fenner & Smith Incorporated; and Morgan Stanley & Co LLC, (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2013, File No. 333-08322) is incorporated herein by reference as Exhibit 10.1.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on July 19, 2013.

Kansas City Southern de México, S.A. de C.V.

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Chief Financial Officer
(Principal Financial Officer)

/s/ MARY K. STADLER
Mary K. Stadler
Chief Accounting Officer
(Principal Accounting Officer)