Form 10-Q
period 2013-09-30
Kansas City Southern de Mexico, S.A. de C.V.
filed 2013-10-18
CIK 1055294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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
Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2013: 4,785,510,235
Kansas City Southern de México, S.A. de C.V. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Form 10-Q
September 30, 2013

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Form 10-Q
September 30, 2013
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Introductory Comments
The unaudited Consolidated Financial Statements included herein have been prepared by Kansas City Southern de México, S.A. de C.V. (“KCSM” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). For the purposes of this report, unless the context otherwise requires, all references herein to “KCSM” and the “Company” shall mean Kansas City Southern de México, S.A. de C.V. and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Results for the three and nine months ended September 30, 2013, are not necessarily indicative of the results expected for the full year ending December 31, 2013.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In millions) (Unaudited)
Revenues	$286.6	$266.1	$808.4	$759.5
Operating expenses:
Compensation and benefits	33.1	29.8	93.1	93.5
Purchased services	38.2	36.3	107.7	109.2
Fuel	48.9	42.5	135.5	121.2
Equipment costs	21.3	20.6	60.2	57.4
Depreciation and amortization	26.2	23.0	76.1	67.5
Materials and other	17.1	17.2	51.4	41.6
Elimination of deferred statutory profit sharing liability, net	—	—	—	(43.0)
Total operating expenses	184.8	169.4	524.0	447.4
Operating income	101.8	96.7	284.4	312.1
Equity in net earnings of unconsolidated affiliate	0.7	0.6	1.8	2.1
Interest expense	(12.9)	(22.0)	(48.9)	(66.7)
Debt retirement costs	(2.4)	—	(112.3)	—
Foreign exchange gain (loss)	(1.5)	4.8	(6.1)	4.9
Other expense, net	(0.2)	(0.1)	(0.3)	(0.2)
Income before income taxes	85.5	80.0	118.6	252.2
Income tax expense	26.0	39.5	40.3	103.5
Net income	59.5	40.5	78.3	148.7
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax of $0.0 million for all periods presented	0.1	0.8	—	1.0
Other comprehensive income	0.1	0.8	—	1.0
Comprehensive income	$59.6	$41.3	$78.3	$149.7

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(In millions, except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18.9	$9.2
Accounts receivable, net	130.2	109.9
Related company receivables	0.1	40.0
Materials and supplies	44.8	32.9
Deferred income taxes	43.8	42.8
Other current assets	93.5	79.0
Total current assets	331.3	313.8
Investments	13.4	13.1
Property and equipment (including concession assets), net	2,629.6	2,522.3
Other assets	28.4	60.3
Total assets	$3,002.7	$2,909.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$19.3	$18.8
Accounts payable and accrued liabilities	97.5	87.4
Related company payables	19.1	6.9
Total current liabilities	135.9	113.1
Long-term debt	960.0	938.0
Related company debt	148.2	178.3
Deferred income taxes	134.5	131.6
Other noncurrent liabilities and deferred credits	7.6	10.3
Total liabilities	1,386.2	1,371.3
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 4,785,510,235 shares authorized, issued without par value	286.1	286.1
Additional paid-in capital	243.6	243.6
Retained earnings	1,090.0	1,011.7
Accumulated other comprehensive loss	(3.2)	(3.2)
Total stockholders’ equity	1,616.5	1,538.2
Total liabilities and stockholders’ equity	$3,002.7	$2,909.5

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2013	2012
	(In millions) (Unaudited)
Operating activities:
Net income	$78.3	$148.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76.1	67.5
Deferred income taxes	1.9	76.8
Equity in net earnings of unconsolidated affiliate	(1.8)	(2.1)
Deferred compensation	—	7.3
Elimination of deferred statutory profit sharing liability	—	(47.8)
Distributions from unconsolidated affiliate	1.5	2.3
Debt retirement costs	112.3	—
Changes in working capital items:
Accounts receivable	(20.5)	(32.4)
Related companies	89.6	7.1
Materials and supplies	(9.5)	4.8
Other current assets	(25.8)	(9.4)
Accounts payable and accrued liabilities	11.3	11.3
Other, net	(0.7)	4.3
Net cash provided by operating activities	312.7	238.4
Investing activities:
Capital expenditures	(123.7)	(116.4)
Purchase of equipment under operating lease	(66.5)	—
Proceeds from disposal of property	3.1	5.0
Other, net	(1.2)	(0.7)
Net cash used for investing activities	(188.3)	(112.1)
Financing activities:
Proceeds from issuance of long-term debt	980.8	—
Proceeds from related company debt	69.5	9.0
Repayment of long-term debt	(964.0)	(14.6)
Repayment of related company debt	(97.4)	(65.6)
Debt costs	(103.6)	—
Net cash used for financing activities	(114.7)	(71.2)
Cash and cash equivalents:
Net increase during each period	9.7	55.1
At beginning of year	9.2	15.7
At end of period	$18.9	$70.8

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Accounting Policies, Interim Financial Statements and Basis of Presentation
In the opinion of the management of KCSM, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal and recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and nine months ended September 30, 2013, are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

2.	Elimination of Deferred Statutory Profit Sharing Liability, Net
During the second quarter of 2012, Kansas City Southern (“KCS”) completed an organizational restructuring whereby employees of KCSM became employees of KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly-owned subsidiary of KCS. KCSM Servicios provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. The effective date of this organizational restructuring was May 1, 2012.
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

3.	Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	September 30, 2013	December 31, 2012
Land	$76.9	$76.9
Concession land rights	141.2	141.2
Road property	2,323.7	2,244.1
Equipment	639.2	552.5
Technology and other	34.5	31.6
Construction in progress	39.9	50.4
Total property	3,255.4	3,096.7
Accumulated depreciation and amortization	625.8	574.4
Property and equipment (including concession assets), net	$2,629.6	$2,522.3
Concession assets, net of accumulated amortization of $431.1 million and $402.7 million, totaled $1,938.3 million and $1,893.9 million at September 30, 2013 and December 31, 2012, respectively.

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
The Company’s derivative financial instruments are measured at fair value on a recurring basis and consist of foreign currency forward contract agreements, which are classified as Level 2 instruments. The Company determines the fair value of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets and also takes into consideration the contract terms as well as other inputs, including forward interest rate curves and market currency exchange rates. The fair value of the foreign currency forward contract liabilities was $6.3 million as of September 30, 2013.
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable and accounts payable. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt, including related company debt, is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $1,097.3 million and $1,240.9 million at September 30, 2013 and December 31, 2012, respectively. The carrying value was $1,127.5 million and $1,135.1 million at September 30, 2013 and December 31, 2012, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as either Level 1 or Level 2 in the fair value hierarchy.

5.	Derivative Instruments
In general, the Company enters into derivative transactions in certain situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions as deemed appropriate.
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of September 30, 2013, the Company did not expect any losses as a result of default of its counterparties.
Foreign Currency Forward Contracts. The Company has net U.S. dollar-denominated liabilities (primarily debt) which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the U.S. dollar against the Mexican peso. This revaluation creates fluctuations in the Company’s income tax expense and the amount of income taxes paid. During the first half of 2013, the Company entered into foreign currency forward contracts with an aggregate notional amount of $325.0 million to hedge its exposure to this risk. These contracts mature on December 31, 2013, and obligate the Company to purchase a total of Ps.4,202.3 million at a weighted average exchange rate of Ps.12.93 to each U.S. dollar. The Company has not designated these forward contracts as hedging instruments for accounting purposes. The foreign currency forward contracts are measured at fair value each period and any change in fair value is recognized in foreign exchange gain (loss) within the consolidated statements of comprehensive income.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following table presents the fair value of derivative instruments included in the consolidated balance sheets (in millions):

	Derivative Liability
	Balance Sheet Location	September 30, 2013	December 31, 2012
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued liabilities	$6.3	$—
Total derivatives not designated as hedging instruments		6.3	—
Total derivative liability		$6.3	$—
The following table presents the amounts affecting the consolidated statements of comprehensive income for the three months ended September 30 (in millions):

	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments:		2013	2012
Foreign currency forward contracts	Foreign exchange gain (loss)	$(1.3)	$—
Total		$(1.3)	$—
The following table presents the amounts affecting the consolidated statements of comprehensive income for the nine months ended September 30 (in millions):

	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments:		2013	2012
Foreign currency forward contracts	Foreign exchange gain (loss)	$(6.3)	$—
Total		$(6.3)	$—

6.	Long-Term Debt
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
Through May 8, 2013, KCSM purchased $237.2 million principal amount of the tendered 8.0% Senior Notes, $181.0 million principal amount of the tendered 6 5/8% Senior Notes and $149.7 million principal amount of the tendered 6 1/8% Senior Notes (collectively, the “Senior Notes Tendered”), in accordance with the terms and conditions of the tender offer using a portion of the proceeds received from the issuance of $275.0 million principal amount of 2.35% senior unsecured notes due May 15, 2020 (the “2.35% Senior Notes”) and $450.0 million principal amount of 3.0% senior unsecured notes due May 15, 2023 (the “3.0% Senior Notes”).
Subsequent to the expiration of the cash tender offer, KCSM redeemed the remaining $4.0 million outstanding principal amount of the 6 5/8% Senior Notes and purchased an additional $20.9 million principal amount of the 6 1/8% Senior Notes.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

2.35% Senior Notes. On May 3, 2013, KCSM issued $275.0 million principal amount of 2.35% Senior Notes, which bear interest semiannually at a fixed annual rate of 2.35%. The 2.35% Senior Notes were issued at a discount to par value, resulting in a $0.3 million discount and a yield to maturity of 2.368%. KCSM used the net proceeds from the issuance of the 2.35% Senior Notes and the 3.0% Senior Notes to purchase the Senior Notes Tendered, pay all fees and expenses incurred in connection with the 2.35% Senior Notes and 3.0% Senior Notes offerings and the tender offers, to finance the purchase of certain leased equipment and for other general corporate purposes. The 2.35% Senior Notes are redeemable at KCSM’s option, in whole or in part, prior to April 15, 2020, by paying the greater of either (i) 100% of the principal amount of the 2.35% Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the then-current U.S. Treasury rate plus 20 basis points, plus accrued interest and any additional amounts to but excluding the redemption date. On or after April 15, 2020, the 2.35% Senior Notes may be redeemed at KCSM’s option, in whole or in part, at any time at a redemption price equal to 100% of the principal amount, plus any accrued and unpaid interest. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.
3.0% Senior Notes. On May 3, 2013, KCSM issued $450.0 million principal amount of the 3.0% Senior Notes, which bear interest semiannually at a fixed annual rate of 3.0%. The 3.0% Senior Notes were issued at a discount to par value, resulting in a $1.9 million discount and a yield to maturity of 3.048%. KCSM used the net proceeds from the issuance of the 3.0% Senior Notes and the 2.35% Senior Notes to purchase the Senior Notes Tendered, pay all fees and expenses incurred in connection with the 2.35% Senior Notes and 3.0% Senior Notes offerings and the tender offers, to finance the purchase of certain leased equipment and for other general corporate purposes. The 3.0% Senior Notes are redeemable at KCSM’s option, in whole or in part, prior to February 15, 2023, by paying the greater of either (i) 100% of the principal amount of the 3.0% Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the then-current U.S. Treasury rate plus 20 basis points, plus accrued interest and any additional amounts to but excluding the redemption date. On or after February 15, 2023, the 3.0% Senior Notes may be redeemed at KCSM’s option, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus, any accrued and unpaid interest. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.
The 2.35% Senior Notes and 3.0% Senior Notes are denominated in U.S. dollars; are unsecured, unsubordinated obligations; rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations; and are senior in right of payment to KCSM’s future subordinated indebtedness. In addition, the senior notes include certain covenants which are customary for these types of debt instruments issued by borrowers with similar credit ratings.
Revolving Credit Facility. As of September 30, 2013, and December 31, 2012, KCSM had no amount outstanding under the revolving credit facility.
Related Company Revolving Credit Agreement. The Kansas City Southern Railway Company (“KCSR”), as a lender, and KCSM, as a borrower, entered into a Revolving Credit Agreement effective as of June 7, 2013 (the “Revolving Agreement”), pursuant to the terms of which KCSM may borrow up to $100.0 million from KCSR on a revolving basis at any time during the term of the Revolving Agreement. The Revolving Agreement is unsecured and terminates on December 31, 2018. As of September 30, 2013, KCSM had borrowed $31.5 million under the terms of the Revolving Agreement at a weighted average interest rate of 1.47%.
Debt Retirement Costs. The Company recognized debt retirement costs of $112.3 million during the nine months ended September 30, 2013, related to the tender and call premiums as well as the write-off of unamortized debt issuance costs and the original issue discounts as a result of the refinancing and purchasing activities described above.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

7.	Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), KCSM paid concession duty expense of 0.5% of gross revenues for the first 15 years of the Concession period, and on June 24, 2012, KCSM began paying 1.25% of gross revenues, which is effective for the remaining years of the Concession. For the three and nine months ended September 30, 2013, the concession duty expense, which is recorded within materials and other in operating expenses, was $3.7 million and $10.5 million, respectively, compared to $3.5 million and $6.2 million for the same periods in 2012.
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

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness or further weakening in economic trends could have a significant impact on the collectability of KCSM’s receivables and its operating results. If the financial condition of KCSM’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at September 30, 2013.
Income Tax. Tax returns filed for periods after 2006 remain open to examination by the taxing authorities. KCSM’s 2007 and 2010 tax returns are currently under examination by the Servicio de Administracion Tributaria (the “SAT”), the Mexican equivalent of the U.S. Internal Revenue Service. The Company received an audit assessment for the year ended December 31, 2005, from the SAT. The Company initiated administrative proceedings with the SAT, and if a settlement is not reached, the matter will be litigated. The Company believes it has strong legal arguments in its favor and more likely than not will prevail in challenging the 2005 assessment. The Company believes that an adequate provision has been made for any adjustment (taxes and interest) that will be due for all open years. However, an unexpected adverse resolution could have a material effect on the consolidated financial statements in a particular quarter or fiscal year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: competition and consolidation within the transportation industry; the business environment in industries that produce and use items shipped by rail; revocation of KCSM’s concession; the termination of, or failure to renew, agreements with customers, other railroads and third parties; interest rates; access to capital; disruptions to the Company’s technology infrastructure, including its computer systems; natural events such as severe weather, hurricanes and floods; market and regulatory responses to climate change; credit risk of customers and counterparties and their failure to meet their financial obligations; legislative and regulatory developments and disputes; rail accidents or other incidents or accidents on KCSM’s rail network or at facilities or customer facilities involving the release of hazardous materials, including toxic inhalation hazards; fluctuation in prices or availability of key materials, in particular diesel fuel; dependency on certain key suppliers of core rail equipment; changes in securities and capital markets; loss of key personnel; labor difficulties, including strikes and work stoppages; insufficiency of insurance to cover lost revenue, profits or other damages; acts of terrorism or risk of terrorist activities; war or risk of war; domestic and international economic conditions; political and economic conditions in Mexico and the level of trade between Mexico and the United States; and the outcome of claims and litigation involving the Company or its subsidiaries. For more discussion about each risk factor, see Part I, Item 1A –“Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which is on file with the U.S. Securities and Exchange Commission (File No. 333-08322) and any updates contained herein. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the timing when, or by which, such performance or results will be achieved. As a result, actual outcomes or results could materially differ from those indicated in forward-looking statements. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements.
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
Third Quarter Analysis
The Company reported net income of $59.5 million for the three months ended September 30, 2013, compared to net income of $40.5 million for the same period in 2012.
The Company reported an 8% increase in revenues, a 6% increase in revenue per carload/unit and a 1% increase in carload/unit volumes during the three months ended September 30, 2013, as compared to the same period in 2012. Revenues increased for all commodity groups driven by positive pricing impacts and fuel surcharge.
Operating expenses increased 9% during the three months ended September 30, 2013, as compared to the same period in 2012, due to higher fuel prices, compensation and benefits, and depreciation and amortization expenses. Operating expenses as a percentage of revenues increased to 64.5% for the three months ended September 30, 2013, as compared to 63.7% for the same period in 2012.

KCSM’s revenues and operating expenses are affected by fluctuations of the Mexican peso against the U.S. dollar. Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations generally offset, with insignificant net impacts to operating income.
Results of Operations
The following summarizes KCSM’s consolidated statements of comprehensive income components (in millions):

	Three Months Ended		Change Dollars
	September 30,
	2013	2012
Revenues	$286.6	$266.1	$20.5
Operating expenses	184.8	169.4	15.4
Operating income	101.8	96.7	5.1
Equity in net earnings of unconsolidated affiliate	0.7	0.6	0.1
Interest expense	(12.9)	(22.0)	9.1
Debt retirement costs	(2.4)	—	(2.4)
Foreign exchange gain (loss)	(1.5)	4.8	(6.3)
Other expense, net	(0.2)	(0.1)	(0.1)
Income before income taxes	85.5	80.0	5.5
Income tax expense	26.0	39.5	(13.5)
Net income	$59.5	$40.5	$19.0

	Nine Months Ended		Change Dollars
	September 30,
	2013	2012
Revenues	$808.4	$759.5	$48.9
Operating expenses	524.0	447.4	76.6
Operating income	284.4	312.1	(27.7)
Equity in net earnings of unconsolidated affiliate	1.8	2.1	(0.3)
Interest expense	(48.9)	(66.7)	17.8
Debt retirement costs	(112.3)	—	(112.3)
Foreign exchange gain (loss)	(6.1)	4.9	(11.0)
Other expense, net	(0.3)	(0.2)	(0.1)
Income before income taxes	118.6	252.2	(133.6)
Income tax expense	40.3	103.5	(63.2)
Net income	$78.3	$148.7	$(70.4)

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Chemical and petroleum	$52.9	$51.8	2%	24.0	26.4	(9%)	$2,204	$1,962	12%
Industrial and consumer products	66.1	64.0	3%	41.6	44.1	(6%)	1,589	1,451	10%
Agriculture and minerals	42.9	42.6	1%	21.9	23.4	(6%)	1,959	1,821	8%
Energy	8.5	7.0	21%	7.9	7.2	10%	1,076	972	11%
Intermodal	62.2	52.0	20%	138.7	131.2	6%	448	396	13%
Automotive	47.2	43.6	8%	25.1	24.8	1%	1,880	1,758	7%
Carload revenues, carloads and units	279.8	261.0	7%	259.2	257.1	1%	$1,079	$1,015	6%
Other revenue	6.8	5.1	33%
Total revenues (i)	$286.6	$266.1	8%
(i) Included in revenues:
Fuel surcharge	$48.0	$38.9

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Chemical and petroleum	$156.1	$143.3	9%	73.2	73.9	(1%)	$2,133	$1,939	10%
Industrial and consumer products	196.3	184.6	6%	125.8	126.1	—	1,560	1,464	7%
Agriculture and minerals	113.8	143.1	(20%)	62.5	77.9	(20%)	1,821	1,837	(1%)
Energy	23.7	20.0	19%	22.6	21.5	5%	1,049	930	13%
Intermodal	167.4	141.0	19%	376.6	360.6	4%	445	391	14%
Automotive	134.8	114.2	18%	71.9	66.8	8%	1,875	1,710	10%
Carload revenues, carloads and units	792.1	746.2	6%	732.6	726.8	1%	$1,081	$1,027	5%
Other revenue	16.3	13.3	23%
Total revenues (i)	$808.4	$759.5	6%
(i) Included in revenues:
Fuel surcharge	$129.8	$107.3

Freight revenues include revenue for transportation services and fuel surcharges. For the three months ended September 30, 2013, revenues and carload/unit volumes increased 8% and 1%, respectively, compared to the same period in 2012. For the nine months ended September 30, 2013, revenues and carload/unit volumes increased 6% and 1%, respectively, compared to the same period in 2012. For the nine months ended September 30, 2013, agriculture and minerals revenues decreased $29.3 million due to an 18% reduction in import grain volumes as the severe drought conditions experienced in the Midwestern region of the United States affected grain volumes in the third quarter of 2012 through the second quarter of 2013. Revenue per carload/unit increased by 6% and 5% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, due to positive pricing impacts and fuel surcharge, partially offset by commodity mix. In addition, revenue per carload/unit increased for the nine months ended September 30, 2013 due to the strengthening of the Mexican peso against the U.S. dollar.

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
The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended September 30, 2013
Chemical and petroleum. Revenues increased $1.1 million for the three months ended September 30, 2013, compared to the same period in 2012, due to a 12% increase in revenue per carload/unit, partially offset by a 9% decrease in carload/unit volumes due to lower petroleum volumes as a result of weather related delays. Revenues increased $12.8 million for the nine months ended September 30, 2013, compared to the same period in 2012, due to a 10% increase in revenue per carload/unit. Revenues increased due to positive pricing impacts for petroleum and plastics.

Industrial and consumer products. Revenues increased $2.1 million for the three months ended September 30, 2013, compared to the same period in 2012, due to a 10% increase in revenue per carload/unit, partially offset by a 6% decrease in carload/unit volumes, due to lower other volumes as a result of lost business. Revenues increased $11.7 million for the nine months ended September 30, 2013, compared to the same period in 2012, due to a 7% increase in revenue per carload/unit. Metals and scrap revenues increased due to a longer average length of haul. In addition, revenues increased due to the strengthening of the Mexican peso against the U.S. dollar.

Agriculture and minerals. Revenues increased $0.3 million for the three months ended September 30, 2013, compared to the same period in 2012, due to an 8% increase in revenue per carload/unit, partially offset by a 6% decrease in carload/unit volumes. For the nine months ended September 30, 2013, revenues decreased $29.3 million due to a 20% decrease in carload/unit volumes. Import grain volumes and average length of haul decreased in the third quarter of 2012 through the second quarter of 2013 as a result of the severe drought conditions experienced in the Midwestern region of the United States during 2012. Additionally, volumes decreased during the three and nine months ended September 30, 2013, as higher dried distillers grain prices for imports from the United States drove a product substitution in Mexico.

Stone, Clay, & Glass 6%
Ores & Minerals 3%
Food Products 30%
Grain 61%

Revenues by commodity group for the three months ended September 30, 2013
Energy. Revenues increased $1.5 million for the three months ended September 30, 2013, compared to the same period in 2012, due to an 11% increase in revenue per carload/unit and a 10% increase in carload/unit volumes. Revenues increased $3.7 million for the nine months ended September 30, 2013, compared to the same period in 2012, due to a 13% increase in revenue per carload/unit and a 5% increase in carload/unit volumes. The volume increases were driven by higher demand for pet coke used in cement for highway projects.

Intermodal. Revenues increased $10.2 million for the three months ended September 30, 2013, compared to the same period in 2012, due to a 13% increase in revenue per carload/unit and a 6% increase in carload/unit volumes. Revenues increased $26.4 million for the nine months ended September 30, 2013, compared to the same period in 2012, due to a 14% increase in revenue per carload/unit and a 4% increase in carload/unit volumes. Revenue per carload/unit increased as a result of cross border length of haul, and volume growth was driven by conversion of cross border general commodity truck traffic to rail.
Automotive. Revenues increased $3.6 million for the three months ended September 30, 2013, compared to the same period in 2012, due to a 7% increase in revenue per carload/unit and a 1% increase in carload/unit volumes. Volume increased as a result of new business, partially offset by lower production due to demand and a customer’s plant shutdown. Revenues increased $20.6 million for the nine months ended September 30, 2013, compared to the same period in 2012, due to a 10% increase in revenue per carload/unit and an 8% increase in carload/unit volumes. For the nine months ended September 30, 2013, the growth was driven by new business, increased import/export volume through the Port of Lazaro Cardenas and strong year-over-year growth in North American automobile sales for Original Equipment Manufacturers for the first half of 2013. In addition, revenues increased due to the strengthening of the Mexican peso against the U.S. dollar.
Operating Expenses
Operating expenses, as shown below (in millions), increased $15.4 million for the three months ended September 30, 2013, compared to the same period in 2012, due to higher fuel prices, compensation and benefits, and depreciation and amortization expense. Operating expenses increased $76.6 million for the nine months ended September 30, 2013, compared to the same period in 2012, due to the elimination of deferred statutory profit sharing liability as a result of the organizational restructuring in 2012, higher fuel prices and the strengthening of the Mexican peso against the U.S. dollar.
KCSM pays KCSM Servicios, S.A. de C.V. (“KCSM Servicios”) a wholly-owned subsidiary of KCS, market-based rates for employee services. For comparative purposes, amounts paid to KCSM Servicios are classified according to the nature of the services provided to KCSM and the market-based premium paid to KCSM Servicios is included within materials and other expense.

	Three Months Ended
	September 30,		Change
	2013	2012	Dollars	Percent
Compensation and benefits	$33.1	$29.8	$3.3	11%
Purchased services	38.2	36.3	1.9	5%
Fuel	48.9	42.5	6.4	15%
Equipment costs	21.3	20.6	0.7	3%
Depreciation and amortization	26.2	23.0	3.2	14%
Materials and other	17.1	17.2	(0.1)	(1%)
Total operating expenses	$184.8	$169.4	$15.4	9%

	Nine Months Ended
	September 30,		Change
	2013	2012	Dollars	Percent
Compensation and benefits	$93.1	$93.5	$(0.4)	—
Purchased services	107.7	109.2	(1.5)	(1%)
Fuel	135.5	121.2	14.3	12%
Equipment costs	60.2	57.4	2.8	5%
Depreciation and amortization	76.1	67.5	8.6	13%
Materials and other	51.4	41.6	9.8	24%
Elimination of deferred statutory profit sharing liability, net	—	(43.0)	43.0	(100%)
Total operating expenses	$524.0	$447.4	$76.6	17%
Compensation and benefits. Compensation and benefits increased $3.3 million for the three months ended September 30, 2013, compared to the same period in 2012, due to annual salary and benefits rate increases and the strengthening of the Mexican peso against the U.S. dollar. Compensation and benefits decreased $0.4 million for the nine months ended September 30, 2013, compared to the same period in 2012, due to a $7.3 million reduction in deferred statutory profit sharing expense as a result of the organizational restructuring in 2012. This decrease was partially offset by the strengthening of the Mexican peso against the U.S. dollar and annual salary and benefits rate increases.
Purchased services. Purchased services expense increased $1.9 million for the three months ended September 30, 2013, compared to the same period in 2012, due to an increase in security services. Purchased services expense decreased $1.5 million for the nine months ended September 30, 2013, compared to the same period in 2012, due to a decrease in track and equipment maintenance expenses, partially offset by an increase in security services. Track maintenance expense decreased due to the termination of a maintenance contract as a result of in-sourcing of certain maintenance activities.
Fuel. Fuel expense increased $6.4 million and $14.3 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, due to higher diesel fuel prices as the average price per gallon, including the effects of the strengthening of the Mexican peso against the U.S. dollar, was $2.97 and $2.95 for the three and nine months ended September 30, 2013, respectively, compared to $2.61 and $2.55 for the same periods in 2012. The increase for the nine months ended September 30, 2013, compared to the same period in 2012, was partially offset by lower consumption and improved fuel efficiency.
Equipment costs. Equipment costs increased $0.7 million and $2.8 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, due to an increase in cycle time of other railroads’ freight cars as a result of weather related delays. These increases were partially offset by the decrease in locomotive lease expense as a result of the purchase of 30 locomotives in June 2013, which were previously leased by the Company under an operating lease agreement. Equipment costs are expected to decrease in the fourth quarter of 2013, as compared to the same period in 2012, by approximately $1.6 million as a result of this locomotive lease buyout.
Depreciation and amortization. Depreciation and amortization expense increased $3.2 million and $8.6 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, due to a larger asset base, including the purchase of 30 locomotives in June 2013, which were previously leased by the Company under an operating lease agreement. Depreciation and amortization expense is expected to increase in the fourth quarter of 2013, as compared to the same period in 2012, by approximately $0.9 million as a result of the locomotive purchase.
Materials and other. Materials and other expense decreased $0.1 million for the three months ended September 30, 2013, compared to the same period in 2012, due to a decrease in the use of roadway materials and other rent and lease expense, partially offset by higher casualty expense. Materials and other expense increased $9.8 million for the nine months ended September 30, 2013, compared to the same periods in 2012, due to an increase in casualty and concession duty expenses. KCSM paid concession duty expense of 0.5% of gross revenues for the first 15 years of the Concession period and on June 24, 2012, KCSM began paying 1.25% of gross revenues, which is effective for the remaining years of the Concession. In addition, materials and other expense increased for the nine months ended September 30, 2013, compared to the same period in 2012, due to the market-based premium for employee services paid to KCSM Servicios as a result of the organizational restructuring in the second quarter of 2012.

Elimination of deferred statutory profit sharing liability, net. As a result of the organizational restructuring in the second quarter of 2012, KCSM’s obligation to pay statutory profit sharing terminated as of May 1, 2012, and accordingly, KCSM recognized a $43.0 million net reduction to operating expense. This reduction includes the elimination of $47.8 million of the deferred statutory profit sharing liability, net of $4.8 million of transaction costs.
Non-Operating Income and Expenses
Equity in net earnings of unconsolidated affiliate. Equity in earnings from the operations of Ferrocarril y Terminal del Valle de Mexico, S.A. de C.V. (“FTVM”) increased $0.1 million for the three months ended September 30, 2013, compared to the same period in 2012, due to an increase in volumes. Equity in earnings from the operations of FTVM decreased $0.3 million for the nine months ended September 30, 2013, compared to the same period in 2012, due to higher track maintenance costs, partially offset by an increase in volumes.
Interest expense. Interest expense decreased $9.1 million and $17.8 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, due to lower average interest rates as a result of the Company’s refinancing activities. During the three and nine months ended September 30, 2013, the average debt balances were $1,153.3 million and $1,122.1 million, respectively, compared to $1,164.6 million and $1,190.3 million, for the same periods in 2012. Average interest rates during the three and nine months ended September 30, 2013 were 4.3% and 5.7%, respectively, compared to 7.5% and 7.4%, respectively, for the same periods in 2012. Interest expense is expected to decrease in the fourth quarter of 2013, as compared to the same period in 2012, by approximately $9.2 million as a result of the refinancing activities in the second quarter of 2013.
Debt retirement costs. Debt retirement costs were $2.4 million and $112.3 million for the three and nine months ended September 30, 2013. During the second and third quarter of 2013, KCSM recognized debt retirement costs of $109.9 million and $2.4 million, respectively, related to the tender and call premiums as well as the write-off of unamortized debt issuance costs and the original issue discounts associated with the various senior notes refinanced and purchased. The Company did not incur debt retirement costs during the first nine months of 2012.
Foreign exchange gain (loss). Foreign exchange gains (losses) are generated by the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos. For the three and nine months ended September 30, 2013, foreign exchange loss was $0.2 million and a foreign exchange gain of $0.2 million, respectively, compared to a foreign exchange gain of $4.8 million and $4.9 million for the same periods in 2012.
During the first half of 2013, the Company entered into foreign currency forward contracts with an aggregate notional amount of $325.0 million, maturing on December 31, 2013, to hedge its exposure to fluctuations in income tax expense and the amount of income taxes paid. For the three and nine months ended September 30, 2013, foreign exchange loss on the foreign currency forward contracts was $1.3 million and $6.3 million, respectively, due to the weakening of the forward exchange rate of the Mexican peso against the U.S. dollar.
Other expense, net. Other expense, net, increased $0.1 million, for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, due to higher miscellaneous expenses.
Income tax expense. Income tax expense decreased $13.5 million and $63.2 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, due to lower pre-tax income in the nine months ended September 30, 2013, and a lower effective tax rate in the three and nine months ended September 30, 2013. The components of the effective tax rates for the three and nine months ended September 30, 2013, compared to the same periods in 2012 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Income tax expense using the statutory rate in effect	30.0%	30.0%	30.0%	30.0%
Tax effect of:
Foreign exchange (i)	—	18.4%	0.3%	9.4%
Reversal of previously recognized benefit due to court ruling	—	—	3.7%	—
Inflation and other, net	0.4%	1.0%	—	1.6%
Effective tax rate	30.4%	49.4%	34.0%	41.0%

(i) Income taxes paid in Mexico are paid in Mexican pesos, and as a result, the effective income tax rate reflects fluctuations in the value of the Mexican peso against the U.S. dollar measured by the forward exchange rate. Most significantly, any gain or loss from the revaluation of net U.S. dollar-denominated monetary liabilities (primarily debt) into Mexican pesos is included in Mexican taxable income under Mexican tax law. As a result, a strengthening of the Mexican peso against the U.S. dollar for the reporting period will generally increase the Mexican cash tax obligation and the effective income tax rate, and a weakening of the Mexican peso against the U.S. dollar for the reporting period will generally decrease the Mexican cash tax obligation and the effective tax rate. To hedge its exposure to this risk, during the first half of 2013, the Company entered into foreign currency forward contracts with an aggregate notional amount of $325.0 million. The foreign currency forward contracts are measured at fair value each period and any change in fair value is recognized in foreign exchange gain (loss) within the consolidated statements of comprehensive income as described above.
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
Though KCSM’s cash flows from operations are sufficient to fund operations, capital expenditures and debt service, the Company may, from time to time, incur debt to refinance existing indebtedness, purchase equipment under operating leases, or to fund equipment additions or new investments. On September 30, 2013, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was $287.4 million.
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
Through May 8, 2013, KCSM purchased $237.2 million principal amount of the tendered 8.0% Senior Notes, $181.0 million principal amount of the tendered 6 5/8% Senior Notes and $149.7 million principal amount of the tendered 6 1/8% Senior Notes (collectively, the “Senior Notes Tendered”), in accordance with the terms and conditions of the tender offer using a portion of the proceeds received from the issuance of $275.0 million principal amount of 2.35% senior unsecured notes due May 15, 2020 (the “2.35% Senior Notes”) and $450.0 million principal amount of 3.0% senior unsecured notes due May 15, 2023 (the “3.0% Senior Notes”).
Subsequent to the expiration of the cash tender offer, KCSM redeemed the remaining $4.0 million outstanding principal amount of the 6 5/8% Senior Notes and purchased an additional $20.9 million principal amount of the 6 1/8% Senior Notes.
2.35% Senior Notes. On May 3, 2013, KCSM issued $275.0 million principal amount of 2.35% Senior Notes, which bear interest semiannually at a fixed annual rate of 2.35%. The 2.35% Senior Notes were issued at a discount to par value, resulting in a $0.3 million discount and a yield to maturity of 2.368%. KCSM used the net proceeds from the issuance of the 2.35% Senior Notes and the 3.0% Senior Notes to purchase the Senior Notes Tendered, pay all fees and expenses incurred in connection with the 2.35% Senior Notes and 3.0% Senior Notes offerings and the tender offers, to finance the purchase of certain leased equipment and for other general corporate purposes. The 2.35% Senior Notes are redeemable at KCSM’s option, in whole or in part, prior to April 15, 2020, by paying the greater of either (i) 100% of the principal amount of the 2.35% Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the then-current U.S. Treasury rate plus 20 basis points, plus accrued interest and any additional amounts to but excluding the redemption date. On or after April 15, 2020, the 2.35% Senior Notes may be redeemed at KCSM’s option, in whole or in part, at any time at a redemption price equal to 100% of the principal amount, plus any accrued and unpaid interest. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.
3.0% Senior Notes. On May 3, 2013, KCSM issued $450.0 million principal amount of the 3.0% Senior Notes, which bear interest semiannually at a fixed annual rate of 3.0%. The 3.0% Senior Notes were issued at a discount to par value, resulting in a $1.9 million discount and a yield to maturity of 3.048%. KCSM used the net proceeds from the issuance of the 3.0% Senior Notes and the 2.35% Senior Notes to purchase the Senior Notes Tendered, pay all fees and expenses incurred in connection with the 2.35% Senior Notes and 3.0% Senior Notes offerings and the tender offers, to finance the purchase of certain leased equipment and for other general corporate purposes. The 3.0% Senior Notes are redeemable at KCSM’s option, in whole or in part, prior to February 15, 2023, by paying the greater of either (i) 100% of the principal amount of the 3.0% Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the then-current U.S. Treasury rate plus 20 basis points, plus accrued interest and any additional amounts to but excluding the redemption date. On or after February 15, 2023, the 3.0% Senior Notes may be redeemed at KCSM’s option, in whole or in part, at any time at a redemption price equal to 100% of the principal amount, plus any accrued and unpaid interest. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.
The 2.35% Senior Notes and 3.0% Senior Notes are denominated in U.S. dollars; are unsecured, unsubordinated obligations; rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations; and are senior in right of payment to KCSM’s future subordinated indebtedness. In addition, the senior notes include certain covenants which are customary for these types of debt instruments issued by borrowers with similar credit ratings.
Revolving Credit Facility. As of September 30, 2013, and December 31, 2012, KCSM had no amount outstanding under the revolving credit facility.
Related Company Revolving Credit Agreement. The Kansas City Southern Railway Company (“KCSR”), as a lender, and KCSM, as a borrower, entered into a Revolving Credit Agreement effective as of June 7, 2013 (the “Revolving Agreement”), pursuant to the terms of which KCSM may borrow up to $100.0 million from KCSR on a revolving basis at any time during the term of the Revolving Agreement. The Revolving Agreement is unsecured and terminates on December 31, 2018. As of September 30, 2013, KCSM had borrowed $31.5 million under the terms of the Revolving Agreement at a weighted average interest rate of 1.47%.
Debt Retirement Costs. The Company recognized debt retirement costs of $112.3 million during the nine months ended September 30, 2013, related to the tender and call premiums as well as the write-off of unamortized debt issuance costs and the original issue discounts as a result of the refinancing and purchasing activities described above.
The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt capital markets, and other available financing resources will be sufficient to fund anticipated operating expenses, capital expenditures, debt service costs and other commitments in the foreseeable future. The Company’s current financing instruments contain restrictive covenants which limit or preclude certain actions; however, the covenants are structured such that the Company has sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of September 30, 2013.
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
Cash Flow Information
Summary cash flow data follows (in millions):

	Nine Months Ended
	September 30,
	2013	2012
Cash flows provided by (used for):
Operating activities	$312.7	$238.4
Investing activities	(188.3)	(112.1)
Financing activities	(114.7)	(71.2)
Net increase in cash and cash equivalents	9.7	55.1
Cash and cash equivalents beginning of year	9.2	15.7
Cash and cash equivalents end of period	$18.9	$70.8
Cash flows from operating activities increased $74.3 million for the nine month period ended September 30, 2013, compared to the same period in 2012, primarily due to an increase in changes in working capital items, resulting mainly from the timing of certain payments and receipts. Net cash used for investing activities increased $76.2 million, due to an increase in capital expenditures and the purchase of equipment under an operating lease. Additional information regarding capital expenditures is provided below. Net cash used for financing activities increased $43.5 million due to debt refinancing activities and associated debt cost payments incurred during 2013, and related company debt activity.
Capital Expenditures
KCSM’s cash flows from operations are sufficient to fund capital expenditures; however, the Company may, from time to time, use external sources of cash (principally bank debt, public debt and private debt) to fund capital expenditures and the purchase of equipment under operating leases.
The following table summarizes capital expenditures by type (in millions):

	Nine Months Ended
	September 30,
	2013	2012
Roadway capital program	$83.9	$82.6
Equipment	18.2	12.0
Information technology	3.4	2.5
Capacity	7.2	6.6
Other	9.7	5.3
Total capital expenditures (accrual basis)	122.4	109.0
Change in capital accruals	1.3	7.4
Total cash capital expenditures	$123.7	$116.4

Purchase of equipment under operating lease	$66.5	$—
For 2013, internally generated cash flows, excess proceeds from debt refinancing activities and other borrowings are expected to fund cash capital expenditures, which are currently estimated to be between $170.0 million and $180.0 million.

The Company is continuously reviewing its equipment under operating leases. Any additional purchases of equipment under operating leases through the end of 2013 are expected to be funded with external borrowings.
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
(b) Changes in Internal Control over Financial Reporting.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The following unaudited financial information from Kansas City Southern de México, S.A. de C.V.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (ii) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) the Notes to Consolidated Financial Statements.

Exhibit No.	Description of Exhibits Incorporated by Reference

4.1
Form of Rule 144A Restricted Global Note representing the 2.35% Senior Notes due 2020 (previously filed as Exhibit 4.4.1 to the Company’s Registration Statement on Form S-4 filed on August 26, 2013, File No. 333-190820) is incorporated herein by reference as Exhibit 4.1.

4.2
Form of Regulation S Restricted Global Note representing the 2.35% Senior Notes due 2020 (previously filed as Exhibit 4.4.2 to the Company’s Registration Statement on Form S-4 filed on August 26, 2013, File No. 333-190820) is incorporated herein by reference as Exhibit 4.2.

4.3
Special Global Note representing the 2.35% Senior Notes due 2020 (previously filed as Exhibit 4.4.3 to the Company’s Registration Statement on Form S-4 filed on August 26, 2013, File No. 333-190820) is incorporated herein by reference as Exhibit 4.3.

4.4
Form of Rule 144A Restricted Global Note representing the 3.0% Senior Notes due 2023 (previously filed as Exhibit 4.5.1 to the Company’s Registration Statement on Form S-4 filed on August 26, 2013, File No. 333-190820) is incorporated herein by reference as Exhibit 4.4.

4.5
Form of Regulation S Restricted Global Note representing the 3.0% Senior Notes due 2023 (previously filed as Exhibit 4.5.2 to the Company’s Registration Statement on Form S-4 filed on August 26, 2013, File No. 333-190820) is incorporated herein by reference as Exhibit 4.5.

4.6
Special Global Note representing the 3.0% Senior Notes due 2023 (previously filed as Exhibit 4.5.3 to the Company’s Registration Statement on Form S-4 filed on August 26, 2013, File No. 333-190820) is incorporated herein by reference as Exhibit 4.6.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on October 18, 2013.

Kansas City Southern de México, S.A. de C.V.

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Chief Financial Officer
(Principal Financial Officer)

/s/ MARY K. STADLER
Mary K. Stadler
Chief Accounting Officer
(Principal Accounting Officer)