Form 10-K
period 2013-12-31
Kansas City Southern de Mexico, S.A. de C.V.
filed 2014-01-31
CIK 1055294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
2013 FORM 10-K ANNUAL REPORT

Part I

Item 1.	Business
COMPANY OVERVIEW
Kansas City Southern de México, S.A. de C.V. (“KCSM” or the “Company”) operates a key commercial corridor of the Mexican railroad system and has as its core route the most strategic portion of the shortest, most direct rail passageway between Mexico City and Laredo, Texas. KCSM serves most of Mexico’s principal industrial cities and three of its major seaports through its 50-year concession (the “Concession”) from the Mexican government, which could expire in 2047 unless extended. Laredo is a principal international gateway through which more than half of all rail and truck traffic between the United States and Mexico crosses the border. KCSM’s rail lines provide exclusive rail access to the United States and Mexico border crossing at Nuevo Laredo, Tamaulipas, the largest rail freight interchange point between the United States and Mexico. Under the Concession, KCSM has the right to control and operate the southern half of the rail bridge at Laredo, Texas, which spans the Rio Grande River between the United States and Mexico. KCSM’s ultimate parent, Kansas City Southern (“KCS”), controls the northern half of the bridge through its wholly-owned subsidiary Mexrail, Inc.
The Company’s rail lines connect the most populated and industrialized regions of Mexico with the principal border gateway between Mexico and the United States at Nuevo Laredo, Tamaulipas and Laredo, Texas. Additionally, KCSM serves three of Mexico’s most important seaports at Lazaro Cardenas, Michoacan on the Pacific Ocean and Tampico, Tamaulipas and Veracruz, Veracruz (through trackage rights granted by Ferrosur, S.A. de C.V. (“Ferrosur”), under its concession) on the Gulf of Mexico. As a result, the Company believes its routes are integral to Mexico’s foreign trade.
KCSM seeks to establish its railroad as the primary inland freight transporter linking Mexico with the U.S. and Canadian markets. As the operator of the primary and most direct rail corridor from Mexico City to the U.S. border, its route structure provides benefit from the continuing market growth resulting from the North American Free Trade Agreement (“NAFTA”). KCSM is the only Mexican railroad that serves the Mexico-United States border crossing at Nuevo Laredo, Tamaulipas. Through the U.S. rail subsidiaries of KCS, as well as through interchanges with other major U.S. railroads, KCSM provides customers with access to an extensive network through which they may distribute products throughout North America and overseas.
The Company provides exclusive rail access to the Port of Lazaro Cardenas on the Pacific Ocean. The Mexican government is developing the port at Lazaro Cardenas principally to serve Mexican markets and as an alternative to the U.S. west coast ports for Asian and South American traffic bound for North America.
The Company transports a diversified mix of commodities and products predominantly attributable to cross border traffic with the United States including: chemical and petroleum, industrial and consumer, agriculture and mineral, intermodal, automotive and energy products.
Kansas City Southern
KCSM is a wholly-owned subsidiary of KCS. KCS’s principal U.S. subsidiary, The Kansas City Southern Railway Company (“KCSR”), is a U.S. Class I railroad. The rail networks of KCSR; The Texas Mexican Railway Company (“Tex-Mex”), also a KCS wholly-owned subsidiary; and KCSM together comprise approximately 6,400 route miles extending from the midwest and southeast portions of the United States into Mexico.
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

KCS’s security activities range from periodically mailing each employee a security awareness brochure (which is also posted under the “Employees” tab on KCS’s internet website, www.kcsouthern.com) to its ongoing implementation of security plans for rail facilities in areas labeled by the DHS as High Threat Urban Areas (“HTUAs”). KCS’s other activities to bolster security against terrorism include, but are not limited to, the following:

•	Conferring regularly with other railroads’ security personnel and with industry experts on security issues;

•	Routing shipments of certain chemicals, which might be toxic if inhaled, pursuant to applicable rules and regulations;

•	Initiating a series of over 20 voluntary action items agreed to between AAR and DHS as enhancing security in the rail industry;

•	Conducting constant and targeted security training as part of the scheduled training for operating employees and managers;

•	Developing a multi-layered security model using high-speed digital imaging, system velocity, covert and overt security filters to mitigate the risk of illicit activity;

•	Measuring key security metrics to ensure positive risk mitigation and product integrity trends;

•	Performing constant due diligence by benchmarking security on a world-wide basis to monitor threat streams related to rail incidents;

•	Implementation of a Tactical Intelligence Center by KCSM, training core members in new technology helping to prevent, detect, deter, deny and respond to potentially illicit activities; and

•
Deployment of an array of non-intrusive technologies including, but not limited to, digital video surveillance and analytics as part of an intelligent video security solution, including a Closed Circuit Television platform with geo-fencing for intrusion detection, to allow for remote viewing access to monitor ports of entry, intermodal and rail yards.

In addition, KCS utilizes dedicated security personnel with extensive law enforcement backgrounds to oversee the ongoing and increasingly complex security efforts. Some members of this security force are also members of the Federal Bureau of Investigation’s Joint Terrorism Task Force, providing added value to the Company in developing and implementing anti-terrorism and other security initiatives.
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
COLLECTIVE BARGAINING
KCSM Servicios, S.A. de C.V. (“KCSM Servicios”) is a wholly-owned subsidiary of KCS. KCSM Servicios’ union employees are covered by one labor agreement, which was signed on June 23, 1997, between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”), for a term of 50 years, for the purpose of regulating the relationship between the parties. As of December 31, 2013, approximately 80% of KCSM Servicios employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis, and all other benefits are subject to negotiation every two years. In July 2013, the negotiation of compensation terms and all other benefits was initiated with the Mexican Railroad Union. The anticipated resolution of this negotiation is not expected to have a material impact to the consolidated financial statements. KCSM Servicios provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. The union labor negotiations with the Mexican Railroad Union have not historically resulted in any strike, boycott or other disruption in KCSM’s business operations.
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
KCSM’s debt instruments contain covenants which restrict or prohibit certain actions (“negative covenants”), including, but not limited to, KCSM’s ability to create or suffer to exist liens, engage in mergers and consolidations or in sale-leaseback transactions. The KCSM revolving credit facility contains additional negative covenants, including, but not limited to, KCSM’s ability to incur debt and sell certain assets. In addition, KCSM’s revolving credit facility contains covenants requiring KCSM to, among other things, maintain specified financial ratios (“affirmative covenants”). Failure to comply with these negative and affirmative covenants could result in an event of default that, if not cured or waived, could restrict the Company’s access to liquidity and have a material adverse effect on the Company’s business or prospects. If the Company does not have enough cash to service its debt or fund other liquidity needs, KCSM may be required to take actions such as requesting a waiver from lenders, reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of the existing debt, or seeking additional equity capital. KCSM cannot assure that any of these remedies can be effected on commercially reasonable terms or at all.
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
KCSM operates under the Concession granted by the Mexican government until June 2047, which is renewable for an additional period of up to 50 years, subject to certain conditions. The Concession gives KCSM exclusive rights to provide freight transportation services over its rail lines for the first 30 years of the 50-year Concession, subject to certain trackage and haulage rights granted to other concessionaires. The Secretaría de Comunicaciones y Transportes (Secretary of Communications and Transportation or “SCT”), which is principally responsible for regulating railroad services in Mexico, has broad powers to monitor KCSM’s compliance with the Concession, and it can require KCSM to supply it with any technical, administrative and financial information it requests. Among other obligations, KCSM must comply with the investment commitments established in its business plan, which forms an integral part of the Concession, and must update the plan every five years. The SCT treats KCSM’s business plans confidentially. The SCT also monitors KCSM’s compliance with efficiency and safety standards established in the Concession. The SCT reviews, and may amend, these standards every five years.
The Mexican Railroad Services Law and regulations provide the Mexican government certain rights in its relationship with KCSM under the Concession, including the right to take over the management of KCSM and its railroad in certain extraordinary cases, such as imminent danger to national security. In the past, the Mexican government has used such power with respect to other privatized industries, including the telecommunications industry, to ensure continued service during labor disputes. In addition, under Article 47 of the Mexican Railroad Services Law and its regulations, the SCT, in consultation with the Comisión Federal de Competencia Económica (Mexican Antitrust Commission or “CFCE”), reserves the right to set service rates if it determines that effective competition does not exist in the Mexican railroad industry. CFCE, however, has not published guidelines regarding the factors that constitute a lack of competition. It is, therefore, unclear under what particular circumstances CFCE would deem a lack of competition to exist. If the SCT intervenes and sets service rates, the rates it sets may be too low to allow KCSM to operate profitably.

Under the Concession, KCSM has the right to operate its rail lines, but it does not own the land, roadway or associated structures. If the Mexican government legally terminates the Concession, it would own, control and manage such public domain assets used in the operation of KCSM’s rail lines. All other property not covered by the Concession, including all locomotives and railcars otherwise acquired, would remain KCSM’s property. In the event of early termination, or total or partial revocation of the Concession, the Mexican government would have the right to cause the Company to lease all service-related assets to it for a term of at least one year, automatically renewable for additional one-year terms up to five years. The amount of rent would be determined by experts appointed by KCSM and the Mexican government. The Mexican government must exercise this right within four months after early termination or revocation of the Concession. In addition, the Mexican government would also have a right of first refusal with respect to certain transfers by KCSM of railroad equipment within 90 days after revocation of the Concession.
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
The SCT may revoke the Concession if KCSM is sanctioned on three distinct occasions for unjustly interrupting the operation of its rail lines or for charging rates higher than those it has registered with the SCT. In addition, the SCT may revoke the Concession if, among other things, KCSM is sanctioned on five distinct occasions as a result of the following circumstances: (a) KCSM restricts the ability of other Mexican rail operators to use its rail lines; (b) KCSM fails to make payments for damages caused during the performance of services; (c) KCSM fails to comply with any term or condition of the Mexican Railroad Services Law and regulations or the Concession; (d) KCSM fails to make the capital investments required under its five-year business plan filed with the SCT; or (e) KCSM fails to maintain an obligations compliance bond and insurance coverage as specified in the Mexican Railroad Services Law and regulations. In addition, the Concession would revoke automatically if KCSM changes its nationality or assigns or creates any lien on the Concession or if there is a change in control of KCSM without the SCT’s approval. The SCT may also terminate the Concession as a result of KCSM’s surrender of its rights under the Concession, or for reasons of public interest or upon KCSM’s liquidation or bankruptcy. If the Concession is terminated or revoked by the SCT for any reason, KCSM would receive no compensation and its interest in its rail lines and all other fixtures covered by the Concession, as well as all improvements made by it, would revert to the Mexican government. Revocation or termination of the Concession would prevent KCSM from operating its railroad and would materially adversely affect KCSM’s operations and the ability to make payments on its debt as well as materially adversely affect the Company’s consolidated financial statements.
KCS’s interests may be different than KCSM’s.
KCS is KCSM’s controlling stockholder. The interests of KCS may be different than KCSM’s interests, and KCS may exercise influence over KCSM in a manner inconsistent with KCSM’s interests.
Failure to make capital expenditures could result in the revocation of KCSM’s Concession.
KCSM’s business is capital intensive and requires substantial ongoing expenditures for, among other things, additions and improvements to roadway, equipment, structures and technology, and maintenance of equipment and the rail system. KCSM’s failure to make necessary capital expenditures to maintain its operations could impair its ability to serve existing customers, accommodate increases in traffic volumes or result in increased derailments.
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
KCSM’s operations are subject to competition from other railroads, particularly Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”) and Ferrosur in Mexico, as well as from truck carriers, barge lines and other maritime shippers. Ferromex is much larger and has significantly greater financial and other resources than KCSM, which may enable KCSM’s rail competitors to reduce rates and make KCSM’s freight services less competitive. KCSM’s ability to respond to competitive pressures by matching rate reductions and decreasing rates without adversely affecting gross margins and operating results will depend on, among other things, the ability to reduce operating costs. KCSM’s failure to respond to competitive pressures, and particularly rate competition, in a timely manner could have a material adverse effect on the Company’s consolidated financial statements.
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
Operation of KCSM’s rail network and its plans for growth and expansion rely significantly on agreements with other railroads and third parties, including joint ventures and other strategic alliances, as well as interchange, trackage rights, haulage rights and marketing agreements with other railroads and third parties that enable KCSM to exchange traffic and utilize trackage not granted to the Company as part of the Concession. KCSM’s ability to provide comprehensive rail service to its customers depends in large part upon its ability to maintain these agreements with other railroads and third parties and upon the performance of the obligations under the agreements by the other railroads and third parties. The termination of, or the failure to renew, these agreements could adversely affect KCSM’s consolidated financial statements. KCSM is also dependent in part upon the financial strength and efficient performance of other railroads. There can be no assurance that KCSM will not be materially adversely affected by operational or financial difficulties of other railroads.

KCSM’s operations are subject to certain trackage rights, haulage rights and interline service agreements with another Mexican rail carrier, some of which are in dispute.
Through KCSM’s Concession from the Mexican government, KCSM is required to grant short and long distance trackage rights to Ferromex. Applicable law stipulates that Ferromex similarly is required to grant to KCSM rights to use portions of its tracks. These trackage rights have been granted under the Concession. The rates to be charged for use of the Trackage Rights after January 1, 2009, were agreed to by KCSM and Ferromex pursuant to the Trackage Rights Agreement, dated February 9, 2010. The Trackage Rights Agreement did not establish rates that may be charged for the right to use the trackage rights for the periods beginning in 1998 through December 31, 2008.
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
KCSM’s operations may be adversely affected by changes in the economic conditions of the industries and geographic areas that produce and consume the freight that KCSM transports. The relative strength or weakness of the U.S. and Mexican economies affects the businesses served by KCSM. Prolonged negative changes in domestic and global economic conditions or disruptions of either or both of the financial and credit markets, including the availability of short and long-term debt financing, may affect KCSM, as well as the producers and consumers of the commodities that KCSM transports and may have a material adverse effect on KCSM’s consolidated financial statements.
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
KCSM’s business is subject to credit risk, including the risk that a customer or counterparty will fail to meet its obligations when due. Customers and counterparties that owe the Company money may default on their obligations to the Company due to bankruptcy, lack of liquidity, operational failure or other reasons. Although the Company has procedures for reviewing its credit exposures to specific customers and counterparties to address present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. Some of the Company’s risk management methods depend upon the evaluation of information regarding markets, customers or other matters that are publicly available or otherwise accessible by the Company. That information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. In addition, concerns about, or a default by, one customer or counterparty could lead to significant liquidity problems, losses or defaults by other customers or counterparties, which in turn could adversely affect the Company. The Company may be materially and adversely affected in the event of a significant default by its customers and counterparties.
KCSM’s business is subject to legislation enacted by Congress and state legislatures and is subject to regulation by international, federal, state and local regulatory agencies, including environmental, health, safety and tax laws and regulations that could require KCSM to incur material costs or liabilities.
KCSM is subject to legislation enacted by Congress and by state legislatures and is subject to regulation by international, federal, state and local regulatory agencies with respect to railroad operations, including the SCT, and a variety of health, safety, labor, environmental and other matters. Government regulation of the railroad industry is a significant determinant of the competitiveness and profitability of railroads.
Additional or new economic regulation by Congress or the SCT in current or future proceedings could change the regulatory framework within which the Company operates which could materially change the Company's business and have an adverse effect on the Company’s consolidated financial statements.
In Mexico, legislation was introduced in 2013 in the House of Deputies to amend certain provisions in the Mexican Regulatory Railroad Service Law. This legislation received approval in the Transportation Committee of the Mexican House of Deputies on December 5, 2013, but was not taken up by the full House of Deputies before its adjournment on December 12, 2013. The legislation was published in the official record of the Mexican House of Deputies on December 11, 2013. This legislation may be presented to the full House of Deputies for consideration when it reconvenes on February 1, 2014. The proposed amendments, if ultimately adopted as introduced, could have a material adverse effect on the Company's consolidated financial statements.

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
Under applicable Mexican laws, KCSM’s common carrier responsibility requires it to transport hazardous materials. Any rail accident or other incident or accident on KCSM’s network, facilities, or at the facilities of KCSM’s customers involving the release of hazardous materials, including toxic inhalation hazard (or TIH) materials, could involve significant costs and claims for personal injury, property damage, and environmental penalties and remediation in excess of the Company’s insurance coverage for these risks, which could have a material adverse effect on KCSM’s consolidated financial statements.
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
KCSM currently meets, and expects to continue to meet, fuel requirements for its operations through purchases at market prices from PEMEX Refinación (“PEMEX”), the national oil company of Mexico, a government-owned entity exclusively responsible for the distribution and sale of diesel fuel in Mexico. KCSM is party to a fuel supply contract with PEMEX of indefinite duration based on market prices. Either party may terminate the contract upon 30 days written notice to the other at any time. If the fuel contract is terminated and KCSM is unable to acquire diesel fuel from alternate sources on acceptable terms, its operations could be materially adversely affected.
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
KCSM’s success substantially depends on its ability to attract and retain key members of the senior management team. Recruiting, motivating, and retaining qualified management personnel, particularly those with expertise in the railroad industry, are vital to operations and success. There is substantial competition for qualified management personnel and there can be no assurance that KCSM will always be able to attract or retain qualified personnel. Employment agreements with senior management are terminable at any time by either party. If KCSM loses one or more of these key executives or principals, its ability to successfully implement its business plans could be materially adversely affected.
A majority of the employees contracted by KCSM belong to a labor union. Strikes or work stoppages could adversely affect operations.
KCSM Servicios is a party to a collective bargaining agreement with a labor union in Mexico. As of December 31, 2013, approximately 80% of KCSM Servicios’ employees were covered by a labor contract subject to collective bargaining. KCSM Servicios may be subject to, among other things, strikes, work stoppages or work slowdowns as a result of disputes under this collective bargaining agreement and labor contract or KCSM Servicios’s potential inability to negotiate an acceptable contract with this union. If the unionized workers of KCSM Servicios were to engage in a strike, work stoppage or other slowdown; or if the terms and conditions in future labor agreements were renegotiated, KCSM could experience a significant disruption of its operations and higher ongoing labor costs which could have a material adverse effect on its consolidated financial statements.
KCSM faces possible catastrophic loss and liability, and its insurance may not be sufficient to cover its damages or damages to others.
The operation of any railroad carries with it an inherent risk of catastrophe, mechanical failure, collision and property loss. In the course of KCSM’s operations, spills or other environmental mishaps, cargo loss or damage, business interruption due to political developments, as well as labor disputes, strikes and adverse weather conditions, could result in a loss of revenues or increased liabilities and costs. Collisions, environmental mishaps or other accidents can cause serious bodily injury, death and extensive property damage, particularly when such accidents occur in heavily populated areas. Additionally, KCSM’s operations may be affected from time to time by natural disasters such as earthquakes, volcanoes, floods, hurricanes or other storms. The occurrence of a major natural disaster, especially in the Mexico City area, which is the site of Ferrocarril y Terminal del Valle de México, S.A. de C.V. (“FTVM”) and significant portions of KCSM’s customer base, could have a material adverse effect on KCSM’s consolidated financial statements. The Company maintains insurance that is consistent with industry practice and in compliance with the requirements of the Concession against the accident-related risks involved in the conduct of its business, property damage and business interruption due to natural disasters. However, this insurance is subject to a number of limitations on coverage, depending on the nature of the risk insured against. This insurance may not be sufficient to cover KCSM’s damages or damages to others, and this insurance may not continue to be available at commercially reasonable rates. In addition, KCSM is subject to the risk that one or more of its insurers may become insolvent and would be unable to pay a claim that may be made in the future. Even with insurance, if any catastrophic interruption of service occurs, KCSM may not be able to restore service without a significant interruption to operations, which could have an adverse effect on KCSM’s consolidated financial statements.
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
The Mexican economy in the past has suffered balance of payment deficits and shortages in foreign exchange reserves. Although Mexico has imposed foreign exchange controls in the past, there are currently no exchange controls in Mexico. Pursuant to the provisions of NAFTA, if Mexico experiences serious balance of payment difficulties or the threat of such difficulties in the future, Mexico would have the right to impose foreign exchange controls on investments made in Mexico, including those made by U.S. and Canadian investors. Any restrictive exchange control policy could adversely affect KCSM’s ability to obtain U.S. dollars or to convert Mexican pesos (“pesos” or “Ps.”) into dollars for purposes of making interest and principal payments due on indebtedness, to the extent KCSM may have to effect those conversions. This could have a material adverse effect on KCSM’s consolidated financial statements.
Federal elections in Mexico were held in 2012, resulting in a change in administration. KCSM cannot predict whether changes in Mexican government policy will result from the change in administration; however, changes in laws, public policies and government programs could be enacted, which could have an adverse effect on KCSM’s consolidated financial statements.
Mexican politicians are currently focused on certain regional, political and social tensions and reforms regarding energy, fiscal, social security, education and political policies. The social and political situation in Mexico could adversely affect the Mexican economy, which in turn could have a material adverse effect on KCSM’s consolidated financial statements.
Downturns in the U.S. economy or in trade between Mexico and the United States or Asia and fluctuations in the peso-dollar exchange rates would likely have adverse effects on KCSM’s consolidated financial statements.
The level and timing of KCSM’s activity is heavily dependent upon the level of Mexican-U.S. trade and the effects of NAFTA on such trade. KCSM’s operations depend on Mexican and U.S. markets for the products KCSM transports, the relative position of Mexico and the United States in these markets at any given time, and tariffs or other barriers to trade. Downturns in the Mexican or U.S. economies or in trade between Mexico and the United States would likely have adverse effects on KCSM’s consolidated financial statements and its ability to meet debt service obligations. In addition, KCSM has invested significant amounts in developing its intermodal operations, including the Port of Lazaro Cardenas, in part to provide Asian importers with an alternative to the west coast ports of the United States, and the level of intermodal traffic depends, to an extent, on the volume of Asian shipments routed through Lazaro Cardenas. Reduction in trading volumes, which may be caused by factors beyond KCSM’s control, including increased government regulations in light of recent concerns regarding the safety and quality of Asian-manufactured products, may adversely affect KCSM’s consolidated financial statements.
Also, fluctuations in the peso-dollar exchange rates could lead to shifts in the types and volumes of Mexican imports and exports. Although a decrease in the level of exports of some of the commodities that KCSM transports to the United States may be offset by a subsequent increase in imports of other commodities KCSM hauls into Mexico and vice versa, any offsetting increase might not occur on a timely basis, if at all. Future developments in Mexican-U.S. trade beyond KCSM’s control may result in a reduction of freight volumes or in an unfavorable shift in the mix of products and commodities KCSM carries.
Severe weakening of the peso against the U.S. dollar may result in disruption of the international foreign exchange markets and may limit the ability to transfer pesos or to convert pesos into U.S. dollars for the purpose of making timely payments of interest and principal on the non-peso denominated indebtedness. Although the Mexican government currently does not restrict, and for many years has not restricted, the right or ability of Mexican or foreign persons or entities to convert pesos into U.S. dollars or to transfer foreign currencies out of Mexico, the Mexican government could, as in the past, institute restrictive exchange rate policies that could limit the ability to transfer or convert pesos into U.S. dollars or other currencies for the purpose of making timely payments of the U.S. dollar-denominated debt and contractual commitments.
Fluctuations in the peso-dollar exchange rates also have an effect on KCSM’s consolidated financial statements. A weakening of the peso against the U.S. dollar would cause reported peso-denominated revenues and expenses to decrease and would increase reported foreign exchange loss due to the Company’s net monetary assets that are peso-denominated. Exchange rate variations also affect the calculation of taxes under Mexican income tax law, and a strengthening of the peso against the U.S. dollar would cause an increase in the Company’s cash tax obligation and effective income tax rate.

Mexico may experience high levels of inflation in the future which could adversely affect KCSM’s consolidated financial statements.
Mexico has a history of high levels of inflation and may experience high inflation in the future. During most of the 1980s and during the mid and late 1990s, Mexico experienced periods of high levels of inflation. The annual rates of inflation for the last three years, as measured by changes in the National Consumer Price Index, as provided by Banco de México, were 4.0% in 2013, 3.6% in 2012 and 3.8% in 2011. A substantial increase in the Mexican inflation rate would have the effect of increasing some of KCSM’s costs, which could adversely affect its consolidated financial statements. High levels of inflation may also affect the balance of trade between Mexico and the United States, and other countries, which could adversely affect KCSM’s consolidated financial statements.
KCSM may be subject to various claims and litigation that could have a material adverse effect on KCSM’s consolidated financial statements.
The Company may be exposed to the potential of various claims and litigation related to labor and employment, personal injury, commercial disputes, freight loss and other property damage, and other matters that arise in the normal course of business. Any material changes to litigation trends or a catastrophic rail accident or series of accidents involving any or all of property damage, personal injury and environmental liability could have a material adverse effect on KCSM’s consolidated financial statements.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
KCSM’s headquarters, which the Company leases, are located at Montes Urales 625, Col. Lomas de Chapultepec, C.P. 11000 Mexico, D.F., Mexico. KCSM also has offices that are part of the Concession, and they are located at Av. Manuel L. Barragan 4850 Norte, Colonia Hidalgo, C.P. 64420, Monterrey Nuevo Leon, Mexico.
Track Configuration
Under its Concession from the Mexican government, KCSM has the right to operate approximately 3,200 route miles but does not own the land, roadway or associated structures, and additionally has approximately 550 miles of trackage rights that permit KCSM to operate its crews over other railroads’ tracks. The Concession requires KCSM to make investments as described in a business plan filed every five years with the Mexican government. See Item 1A, “Risk Factors — KCSM’s Concession is subject to revocation or termination in certain circumstances which would prevent KCSM from operating its railroad and would have a material adverse effect on the Company’s consolidated financial statements.”

KCSM Rail Network

Coah.
Nuevo Laredo
Salinas Victoria
Reynosa
Matamoros
Saltillo
Monterrey
Ramos Arizpe
N.L.
Pedro C. Morales
Tamps.
Kansas City Southern de Mexico, S.A. de C.V.
Haulage and/or Marketing Agreements and Trackage Rights
Intermodal Facility
Port
Zac.
Laguna Seca
S.L.P.
Altamira
Tampico
Chicalote
Aguascalientes
Arellano
Ags.
San Luis Potosi
Ciudad Valles
Escobedo
Silao
Gto.
Viborillas
Hgo.
Guadalajara
Irapuato
Celaya
Ahorcado
Jal.
Queretaro
Mariscala
Qro.
Huehuetoca
Ver.
Lecheria
Xalapa
Ajuno
Morelia
Santa Fe
Uruapan
Col.
Mich.
Toluca
Mexico City
D.F.
Oriental
Veracruz
Puebla
Méx.
Mor.
Pue.
Lazaro Cardenas
Gro.

Equipment Configuration
As of December 31, 2013 and 2012, KCSM leased and owned the following units of equipment:

	2013			2012
	Leased	Owned	Total	Leased	Owned	Total
Freight cars
Gondolas	2,439	1,036	3,475	2,438	912	3,350
Hoppers (covered and open top)	1,039	375	1,414	1,386	320	1,706
Auto racks	1,371	25	1,396	1,371	25	1,396
Box cars	1,267	68	1,335	1,274	68	1,342
Tank cars	581	—	581	647	—	647
Flat cars (intermodal and other)	44	376	420	44	177	221
Total	6,741	1,880	8,621	7,160	1,502	8,662

Locomotives
Freight	5	298	303	35	268	303
Switching	—	78	78	—	78	78
Total	5	376	381	35	346	381

Average Age (in Years) of Leased and Owned Locomotives:	2013	2012
Freight	14.6	13.6
Switching	35.9	34.9
All locomotives	19.0	18.0
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
Capital Expenditures
The Company’s cash capital expenditures for the two years ended December 31, 2013 and 2012, and planned 2014 capital expenditures are included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital Expenditures”. See also Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Capitalization, Depreciation and Amortization of Property and Equipment (including Concession Assets)” regarding the Company’s policies and guidelines related to capital expenditures.

Item 3.	Legal Proceedings
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. For more information on legal proceedings, see Item 1A, “Risk Factors — KCSM may be subject to various claims and litigation that could have a material adverse effect on KCSM’s consolidated financial statements” and Item 8, “Financial Statements and Supplementary Data — Note 10 Commitments and Contingencies.”

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases
of Equity Securities
Market Information
There is no public trading market for KCSM’s equity securities. All of its equity securities are directly owned by KCS’s subsidiaries.
Dividend Policy
Pursuant to KCSM’s outstanding indentures and credit agreement, the Company can pay cash dividends permitted by applicable law.
On December 9, 2013, the Company declared and paid a cash dividend on its common stock of Ps.249.0 million or $19.1 million, to the Company's shareholders.

Item 6.	Selected Financial Data
Omitted pursuant to General Instruction I(2) to Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of KCSM’s results of operations, certain changes in its financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included under Item 8 of this Form 10-K. This discussion should be read in conjunction with the included consolidated financial statements, the related notes, and other information included in this report. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
EXECUTIVE SUMMARY
2013 Financial Overview
In 2013, KCSM generated record-high revenues and volumes. Revenues of $1.1 billion were driven by strong growth in intermodal and automotive business units. In 2013, revenues increased 8% over 2012, as a result of positive pricing impacts, increased fuel surcharge and the strengthening of the Mexican peso against the U.S. dollar. All business units other than agriculture and minerals experienced revenue growth, as the Company’s diverse commodity mix provided stability and allowed for overall revenue growth as markets shifted during the year. Agriculture and minerals revenues decreased due lower grain production as severe drought conditions experienced in the Midwest region of the United States affected grain volumes in the second half of 2012 through the first half of 2013.
Operating expenses increased 14% during 2013, compared to 2012, as a result of a $43.0 million net reduction to operating expense in 2012 due to the elimination of a deferred statutory profit sharing liability as a result of the organizational restructuring. In addition, operating expenses increased due to higher fuel prices, depreciation and amortization expense and the strengthening of the Mexican peso against the U.S. dollar. The Company’s continued focus on operating expense control resulted in operating expenses as a percentage of revenues of 64.1%.

KCSM’s revenues and operating expenses are affected by fluctuations in the value of the Mexican peso against the U.S. dollar. Based on the volume of revenue and expense transactions denominated in pesos, revenue and expense fluctuations generally offset, with insignificant net impacts to operating income.
The Company reported consolidated net income of $142.0 million for the year ended December 31, 2013, compared to $191.2 million for 2012.
The Company received investment grade credit ratings during late 2012 and early 2013 as a result of several factors, including improved financial strength and flexibility resulting from lengthened debt maturities, increased liquidity and reduced interest expense. This improved credit profile allowed the Company to refinance a significant portion of its existing debt in 2013 at lower interest rates and longer debt maturities. These efforts contributed to the $27.2 million reduction in interest expense for the year ended December 31, 2013, as compared to the prior year. As a result of refinancing activities, the Company recognized debt retirement costs of $117.7 million during 2013, compared to $0.5 million in 2012.
In 2013, the Company invested $159.7 million in capital expenditures and $80.9 million for the purchase and replacement of equipment under operating leases.
During the fourth quarter of 2013, the Company initiated a multi-year lease conversion program (the “Lease Conversion Program”) to optimize the Company’s capital structure and take advantage of a favorable interest rate environment. As part of the Lease Conversion Program, beginning late in the fourth quarter of 2013, the Company will purchase certain equipment under existing operating leases and will purchase replacement equipment as certain operating leases expire. This initiative will be funded with a portion of the proceeds from the floating rate senior notes issued during the fourth quarter of 2013. This initiative is expected to benefit the Company through reduced equipment costs, partially offset by increased depreciation and interest expense.
As a result of purchasing certain equipment under existing operating leases, the Company expects to incur lease termination costs (included in operating expenses) of approximately $15.0 million as the Company enters into binding agreements with certain lessors during the first quarter of 2014.
RESULTS OF OPERATIONS
Year Ended December 31, 2013, compared to the Year Ended December 31, 2012
The following summarizes KCSM’s consolidated income statement components (in millions):

	2013	2012	Change Dollars
Revenues	$1,101.0	$1,021.7	$79.3
Operating expenses	705.3	618.0	87.3
Operating income	395.7	403.7	(8.0)
Equity in net earnings of unconsolidated affiliate	3.2	3.2	—
Interest expense	(61.2)	(88.4)	27.2
Debt retirement costs	(117.7)	(0.5)	(117.2)
Foreign exchange gain (loss)	(1.2)	3.0	(4.2)
Other expense, net	(0.4)	(0.2)	(0.2)
Income before income taxes	218.4	320.8	(102.4)
Income tax expense	76.4	129.6	(53.2)
Net income	$142.0	$191.2	$(49.2)

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Chemical and petroleum	$207.4	$193.6	7%	96.0	99.1	(3)%	$2,160	$1,954	11%
Industrial and consumer products	262.7	247.6	6%	166.7	167.7	(1)%	1,576	1,476	7%
Agriculture and minerals	166.6	184.6	(10)%	89.8	100.4	(11)%	1,855	1,839	1%
Energy	30.9	28.0	10%	29.4	28.8	2%	1,051	972	8%
Intermodal	227.6	191.3	19%	505.4	484.5	4%	450	395	14%
Automotive	183.8	158.5	16%	97.7	91.9	6%	1,881	1,725	9%
Carload revenues, carloads and units	1,079.0	1,003.6	8%	985.0	972.4	1%	$1,095	$1,032	6%
Other revenue	22.0	18.1	22%
Total revenues (i)	$1,101.0	$1,021.7	8%
(i) Included in revenues:
Fuel surcharge	$177.3	$146.5
Freight revenues include both revenue for transportation services and fuel surcharges. For the year ended December 31, 2013, revenues and carload/unit volumes increased 8% and 1%, respectively, compared to 2012, driven by strong growth in intermodal and automotive. Agriculture and minerals revenues decreased $18.0 million for the year ended December 31, 2013, due to an 11% reduction in grain volumes as the severe drought conditions experienced in the Midwestern region of the United States affected grain volumes in the second half of 2012 through the first half of 2013. Revenue per carload/unit increased by 6% for the year ended December 31, 2013, compared to 2012, due to positive pricing impacts, fuel surcharge and the strengthening of the Mexican Peso against the U.S. dollar.
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
The following discussion provides an analysis of revenues by commodity group:
Revenues by commodity group
for 2013

Chemical and petroleum. Revenues increased $13.8 million for the year ended December 31, 2013, compared to 2012, due to an 11% increase in revenue per carload/unit, partially offset by a 3% decrease in carload/unit volumes. Revenues increased due to positive pricing impacts for petroleum and plastics. Petroleum volumes decreased in the second half of the year due to a customer’s temporary route change and increased reliance on hydro power.

Revenues by commodity group
for 2013

Industrial and consumer products. Revenues increased $15.1 million for the year ended December 31, 2013, compared to 2012, due to a 7% increase in revenue per carload/unit, partially offset by a 1% decrease in carload/unit volumes. Metals and scrap revenues increased due to a longer average length of haul, partially offset by lower building material volumes due to high inventory levels and slowing economic conditions and a decrease in other volumes as a result of lost business.

Agriculture and mineral. Revenues decreased $18.0 million for the year ended December 31, 2013, compared to 2012, due to an 11% decrease in carload/unit volumes. Grain volumes and average length of haul decreased in the second half of 2012 through the first half of 2013 as a result of the severe drought conditions experienced in the Midwestern region of the United States during 2012. Food products volumes decreased during 2013 as higher dried distillers grain prices for imports from the United States drove a product substitution in Mexico.

Stone, Clay, & Glass 6%
Ores & Minerals 3%
Food Products 29%
Grain 62%

Energy. Revenues increased $2.9 million for the year ended December 31, 2013, compared to 2012, due to an 8% increase in revenue per carload/unit and a 2% increase in carload/unit volumes. The volume increase was driven by higher demand for pet coke used in cement for highway projects.

Intermodal. Revenues increased $36.3 million for the year ended December 31, 2013, compared to 2012, due to a 14% increase in revenue per carload/unit and a 4% increase in carload/unit volumes. Revenue per carload/unit increased as a result of cross border length of haul and volume growth was driven by conversion of cross border general commodity truck traffic to rail.
Automotive. Revenues increased $25.3 million for the year ended December 31, 2013, compared to 2012, due to a 9% increase in revenue per carload/unit and a 6% increase in carload/unit volumes. Growth was driven by new business, strong year-over-year growth in North American automobile sales for Original Equipment Manufacturers and increased import/export volume through the Port of Lazaro Cardenas.
Operating Expenses
 Operating expenses, as shown below (in millions), increased $87.3 million for the year ended December 31, 2013, when compared to 2012, due to the elimination of $43.0 million of deferred statutory profit sharing liability in 2012 as a result of the organizational restructuring, higher fuel prices, an increase in depreciation and amortization expense and the strengthening of the Mexican peso against the U.S. dollar.
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

	2013	2012	Change
			Dollars	Percent
Compensation and benefits	$123.0	$124.0	$(1.0)	(1)%
Purchased services	144.6	144.6	—	—
Fuel	186.4	164.1	22.3	14%
Equipment costs	82.4	77.9	4.5	6%
Depreciation and amortization	102.7	91.3	11.4	12%
Materials and other	66.2	59.1	7.1	12%
Elimination of deferred statutory profit sharing liability, net	—	(43.0)	43.0	100%
Total operating expenses	$705.3	$618.0	$87.3	14%
Compensation and benefits. Compensation and benefits decreased $1.0 million for the year ended December 31, 2013, compared to 2012, due to a $7.3 million reduction in deferred statutory profit sharing expense as a result of the organizational restructuring in 2012, partially offset by annual salary and benefits rate increases and the strengthening of the Mexican peso against the U.S. dollar.
Purchased services. Purchased services expense was flat for the year ended December 31, 2013, compared to 2012, due to a reduction in track and equipment maintenance expenses, offset by an increase in security services and corporate expenses. Track maintenance expense decreased due to the termination of a maintenance contract as a result of in-sourcing of certain maintenance activities.
Fuel. Fuel expense increased $22.3 million for the year ended December 31, 2013, compared to 2012, due to higher diesel fuel prices as the average price per gallon, including the effects of the strengthening of the Mexican peso against the U.S. dollar, was $2.98 in 2013, compared to $2.59 in 2012.
Equipment costs. Equipment costs increased $4.5 million for the year ended December 31, 2013, compared to 2012, due to an increase in the use of other railroads’ freight cars. This increase was partially offset by the decrease in locomotive lease expense as a result of the purchase of 30 locomotives in June of 2013, which were previously leased by the Company under an operating lease agreement. As a result of reduced lease expense from the locomotive lease conversion and the 2014 activity under the Lease Conversion Program, offset by expected carload/unit volume growth, total equipment costs are expected to decrease by approximately 5%-10% for the year ended December 31, 2014, as compared to the same period in 2013.
In addition, the Company expects to incur lease termination costs of approximately $15.0 million in the first quarter of 2014 for the purchase of certain equipment under existing operating leases.
Depreciation and amortization. Depreciation and amortization expense increased $11.4 million for the year ended December 31, 2013, compared to 2012, due to a larger asset base, including the purchase of 30 locomotives in June 2013, which were previously leased by the Company under an operating lease agreement. As a result of expected capital expenditures, the locomotive lease conversion and the 2014 asset acquisitions under the Lease Conversion Program, total depreciation and amortization expense is expected to increase by approximately 5%-10% for the year ended December 31, 2014, as compared to the same period in 2013.
Materials and other. Materials and other expense increased $7.1 million for the year ended December 31, 2013, compared to 2012, due to a $4.9 million increase in concession duty expense. KCSM paid concession duty expense of 0.5% of gross revenues for the first 15 years of the Concession period and on June 24, 2012, KCSM began paying 1.25% of gross revenues, which is effective for the remaining years of the Concession. In addition, materials and other expense increased due to increases in casualty expense and the percentage mark-up paid to KCSM Servicios as a result of the organizational restructuring in the second quarter of 2012.
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

Non-Operating Expenses

Equity in net earnings of unconsolidated affiliates. Equity in earnings from the operations of FTVM was flat for the years ended December 31, 2013 and 2012, respectively.
Interest expense. Interest expense decreased $27.2 million for the year ended December 31, 2013, compared to 2012, due to lower average interest rates as a result of the Company’s refinancing activities. For the year ended December 31, 2013, the average interest rate and the average debt balance were 5.1% and $1,170.9 million, compared to 7.4% and $1,179.3 million, respectively, in 2012. As a result of the financing activities in 2013, interest expense is expected to decrease by approximately $16.3 million for the year ended December 31, 2014, as compared to 2013.
Debt retirement costs. Debt retirement costs were $117.7 million and $0.5 million for the years ended December 31, 2013 and 2012, respectively, related to the tender and call premiums, original issue discounts and write-off of unamortized debt issuance costs associated with the various debt refinancing and redemption activities.
Foreign exchange gain (loss). For the years ended December 31, 2013, foreign exchange loss was $1.2 million, compared to a foreign exchange gain of $3.0 million in 2012. Foreign exchange gain (loss) includes the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos and the gain (loss) on foreign currency forward contracts.
For the years ended December 31, 2013 and 2012, the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos resulted in a foreign exchange loss of $0.5 million, compared to a foreign exchange gain of $3.0 million, respectively.
During 2013, the Company entered into foreign currency forward contracts to hedge its net exposure to fluctuations in its cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. During the first half of 2013, the Company entered into foreign currency forward contracts maturing on December 31, 2013, with an aggregate notional amount of $325.0 million and a weighted average exchange rate of Ps.12.93 to each U.S. dollar. In December 2013, the Company settled these contracts by entering into offsetting foreign currency forward contracts with an aggregate notional amount of $324.3 million and a weighted average exchange rate of Ps.12.96 to each U.S. dollar. As a result of these transactions, the Company recognized a net foreign exchange loss of $0.7 million for the year ended December 31, 2013.
Other expense, net. Other expense, net increased $0.2 million for the year ended December 31, 2013, compared to 2012, due to lower miscellaneous income.
Income tax expense. Income tax expense decreased $53.2 million for the year ended December 31, 2013, compared to 2012, due to lower pre-tax income and a lower effective tax rate. The effective income tax rate was 35.0% and 40.4% for the years ended December 31, 2013 and 2012, respectively. The decrease in the effective tax rate was due to a slight weakening of the Mexican peso against the U.S. dollar in 2013 compared to the strengthening of the Mexican peso against the U.S. dollar in 2012. These rates were also affected by the reversal in 2013 of a previously recognized benefit as a result of a court ruling, an increase in the Mexico tax rate, and higher inflation in 2012. Further information on the components of the effective tax rates for the years ended December 31, 2013 and 2012, is presented in Item 8, “Financial Statements and Supplementary Data — Note 8 Income Taxes.”
LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company focuses its cash and capital resources on optimizing its capital structure and investing in the business.

In late 2012 and early 2013, the Company received investment grade credit ratings as a result of several factors, including improved financial strength and flexibility resulting from lengthened debt maturities, increased liquidity and reduced interest expense. This improved credit profile allowed the Company to refinance a significant portion of its existing debt at lower interest rates and longer maturities in 2013.
During the fourth quarter of 2013, the Company initiated the Lease Conversion Program to optimize the Company’s capital structure and take advantage of a favorable interest rate environment. As part of the Lease Conversion Program, beginning late in the fourth quarter of 2013, the Company will purchase certain equipment under existing operating leases and will purchase replacement equipment as certain operating leases expire. During the fourth quarter of 2013, KCSM issued $250 million aggregate principal amount of floating rate senior notes, with a portion of the proceeds to be used to fund the purchase of equipment under the Lease Conversion Program.

In 2013, the Company invested $159.7 million in capital expenditures and $80.9 million for the purchase or replacement of equipment under operating leases.
On December 31, 2013, total available liquidity (the unrestricted cash balance plus revolving credit facility availability) was $424.8 million, compared to available liquidity at December 31, 2012, of $209.2 million. The increase in total available liquidity in 2013, compared to 2012, was a result of the proceeds received from the floating rate senior notes as previously described.
In January 2014, the Company amended the 2012 Credit Agreement to eliminate certain representations as a condition to borrowing under the revolving facility. In addition, the Company established a $200.0 million commercial paper program (the “Commercial Paper Program”). The Company's revolving facility will serve as a backstop for the Commercial Paper Program. This Commercial Paper Program is expected to serve as KCSM’s primary means of short-term funding in the future.
Though KCSM’s cash flows from operations are sufficient to fund operations, capital expenditures and debt service, the Company may, from time to time, incur debt to refinance existing indebtedness, purchase equipment under operating leases, or to fund equipment additions or new investments.
The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt capital markets and other available financing resources will be sufficient to fund anticipated operating expenses, capital expenditures, debt service costs and other commitments in the foreseeable future. The Company’s current financing instruments contain restrictive covenants which limit or preclude certain actions; however, the covenants are structured such that the Company has sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of December 31, 2013.
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
Three credit rating agencies provide their views of the Company’s outlook and ratings. S&P rates the senior unsecured debt and corporate credit of KCSM as investment grade. Moody’s rates KCSM’s senior unsecured debt as investment grade. Fitch has assigned an investment grade Issuer Default Rating to KCSM and rates the senior unsecured debt as investment grade. Ratings and outlooks change from time to time and can be found on the websites of S&P, Moody’s and Fitch.
Cash Flow Information
The following table summarizes cash flow data for the years ended December 31, 2013 and 2012 (in millions):

	2013	2012
Cash flows provided by (used for):
Operating activities	$461.5	$277.1
Investing activities	(238.2)	(205.3)
Financing activities	(7.7)	(78.3)
Net increase (decrease) in cash and cash equivalents	215.6	(6.5)
Cash and cash equivalents beginning of year	9.2	15.7
Cash and cash equivalents end of year	$224.8	$9.2
During 2013, cash and cash equivalents increased $215.6 million due to an increase in borrowings that will be used, in part, to fund the purchase or replacement of certain equipment under the Lease Conversion Program. In addition, increased cash flows from operating activities were used to fund investing activities, and to refinance and reduce outstanding debt.
Operating Cash Flows. Net operating cash flows for 2013 increased $184.4 million to $461.5 million due to increased revenues and an increase in cash provided by changes in working capital items, resulting mainly from the timing of certain payments and receipts.

Investing Cash Flows. Net investing cash outflows were $238.2 million and $205.3 million during 2013 and 2012, respectively. This $32.9 million increase was due to the purchase or replacement of equipment under operating leases.
Financing Cash Flows. Financing cash inflows are generated from the issuance of long-term debt and proceeds from related company debt. Financing cash outflows are used for the repayment of debt, related company debt, the payment of dividends and the payment of debt costs. Financing cash flows for 2013 and 2012 are discussed in more detail below:

•
Net financing cash outflows for 2013 were $7.7 million. During 2013, the Company repaid $997.2 million of outstanding debt, repaid $181.4 million of related company debt and paid $110.3 million in debt costs. In addition, the Company paid dividends of $19.1 million. The Company received net proceeds of $1,230.8 million from the issuance of long-term debt and borrowings under the revolving credit facility, and $69.5 million in proceeds from a related company borrowing.

•
Net financing cash outflows for 2012 were $78.3 million. During 2012, the Company repaid $87.2 million of related company debt, repaid $18.1 million of outstanding debt and paid $0.8 million in debt costs. During the same year, the Company received $18.8 million of proceeds of capital contribution from the Company’s shareholders and $9.0 million in proceeds from a borrowing from a wholly-owned subsidiary of KCS.

Capital Expenditures
KCSM has funded, and expects to continue to fund, capital expenditures with operating cash flows, debt financing and equipment leases.
The following table summarizes capital expenditures by type for the years ended December 31, 2013 and 2012 (in millions):

	2013	2012
Roadway capital program	$100.5	$110.1
Equipment	21.0	27.5
Locomotive acquisitions	—	22.5
Capacity	16.8	22.2
Information technology	7.3	4.1
Other	16.4	7.8
Total capital expenditures (accrual basis)	162.0	194.2
Change in capital accruals	(2.3)	12.1
Total cash capital expenditures	$159.7	$206.3

Purchase or replacement of equipment under operating leases
Locomotive	$66.6	$—
Equipment	15.7	3.3
Total (accrual basis)	82.3	3.3
Change in capital accruals	(1.4)	—
Total cash basis	$80.9	$3.3
Generally, the Company’s capital program consists of capital replacement. For 2014, internally generated cash flows are expected to fund cash capital expenditures, which are currently estimated to be between $165.0 million and $185.0 million. Proceeds from the fourth quarter 2013 debt issuance are expected to fund the purchase or replacement of equipment under the Lease Conversion Program, which are currently estimated to be between $90.0 million and $100.0 million in 2014.
KCSM’s minimum investments obligation
The Concession requires KCSM to make investments and undertake capital projects, including capital projects described in a business plan filed every five years with the SCT. KCSM’s minimum investment obligations are as follows: $143.0 million, $148.0 million, $154.0 million and $161.0 million for 2014, 2015, 2016 and 2017, respectively.

Property Statistics
The following table summarizes certain property statistics as of December 31:

	2013 (i)	2012
Track miles of rail installed	89	86
Cross ties installed	331,672	378,861
____________________

(i)	The decrease in cross ties installed during 2013 compared to 2012, reflects lower maintenance and capacity expansion activities compared to 2012.
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
Capitalization, Depreciation and Amortization of Property and Equipment (including Concession Assets)
Due to the highly capital intensive nature of the railroad industry, capitalization and depreciation of property and equipment are a substantial portion of the Company’s consolidated financial statements. Net property and equipment, including concession assets, comprised approximately 82% of the Company’s total assets as of December 31, 2013, and related depreciation and amortization comprised approximately 15% of total operating expenses for the year ended December 31, 2013.
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

Based on the above factors, as of December 31, 2013, the Company continues to believe that it is probable that the Concession will be renewed for an additional 50-year term beyond the current term.
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
Also under the group method of depreciation, the cost of railroad property and equipment (net of salvage or sales proceeds) retired or replaced in the normal course of business is charged to accumulated depreciation with no gain or loss recognized. Actual historical costs are retired when available, such as with equipment costs. The use of estimates in recording the retirement of certain roadway assets is necessary as it is impractical to track individual, homogeneous network-type assets. For these types of assets, historical costs are estimated by (1) deflating current costs using inflation indices published by the U.S. Bureau of Labor Statistics and (2) the estimated useful life of the assets as determined by the depreciation studies. The indices applied to the replacement value are selected because they closely correlate with the major costs of the items comprising the roadway assets. Because of the number of estimates inherent in the depreciation and retirement processes and because it is impossible to precisely estimate each of these variables until a group of assets is completely retired, the Company continually monitors the estimated useful lives of its assets and the accumulated depreciation associated with each asset group to ensure the depreciation rates are appropriate. Gains or losses on dispositions of land or non-group property and abnormal retirements of railroad property are recognized through income. A retirement of railroad property would be considered abnormal if the cause of the retirement is unusual in nature and its actual life is significantly shorter than what would be expected for that group based on the depreciation studies. An abnormal retirement could cause the Company to re-evaluate the estimated useful life of the impacted asset class. There were no significant gains or losses from abnormal retirements of property or equipment for any of the three years ended December 31, 2013.
Estimation of the average useful lives of assets and net salvage values require significant management judgment. Estimated average useful lives may vary over time due to changes in physical use, technology, asset strategies and other factors that could have an impact on the retirement experience of the asset classes. Accordingly, changes in the assets’ estimated useful lives could significantly impact future periods’ depreciation expense. Depreciation and amortization expense for the year ended December 31, 2013, was $102.7 million. If the weighted average useful lives of assets were changed by one year, annual depreciation and amortization expense would change approximately $3.5 million.

Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. Future cash flow estimates for an impairment review would be based on the lowest level of identifiable cash flows. During the years ended December 31, 2013 and 2012, management did not identify any indicators of impairment.
Income Taxes
Deferred income taxes represent a net asset or liability of the Company. For financial reporting purposes, management determines the current tax liability, as well as deferred tax assets and liabilities, in accordance with the liability method of accounting for income taxes. The provision for income taxes is the sum of income taxes both currently payable and deferred into the future. Currently payable income taxes represent the liability related to the income tax returns for the current year and anticipated tax payments resulting from income tax audits, while the net deferred tax expense or benefit represents the change in the balance of net deferred tax assets or liabilities as reported on the balance sheet. The changes in deferred tax assets and liabilities are determined based upon the estimated timing of reversal of differences between the carrying amount of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes as measured using the currently enacted tax rates that will be in effect at the time these differences are expected to reverse. Additionally, management estimates whether taxable operating income in future periods will be sufficient to fully recognize any deferred tax assets.
Income tax expense has additional complexities such as the impacts of exchange rate variations and inflation, both of which can have a significant impact on the effective income tax rate.
Management believes that the assumptions and estimates related to the provision for income taxes are critical to the Company’s results of operations. For the year ended December 31, 2013, income tax expense totaled $76.4 million. For every 1% change in the 2013 effective rate, income tax expense would have changed by approximately $2.2 million. If the Mexican inflation rate used at the end of 2013 had increased 1%, the effective income tax rate would have increased from 35.0% to 35.1%, and income tax expense would have increased by approximately $0.3 million. For further information on the impact of foreign exchange fluctuation on income taxes, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risks — Foreign Exchange Sensitivity.”
OTHER MATTERS
Inflation. U.S. GAAP requires the use of historical cost, which does not reflect the effects of inflation on the replacement cost of property. Due to the capital intensive nature of the Company’s business, the replacement cost of these assets would be significantly higher than the amounts reported under the historical cost basis.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks
KCSM utilizes various financial instruments that have certain inherent market risks. These instruments have not been entered into for trading purposes. The following information, together with Note 5 to the Consolidated Financial Statements in Item 8 of this Form 10-K, describes the key aspects of certain financial instruments that have market risk to KCSM.
Interest Rate Sensitivity. At December 31, 2013, floating-rate indebtedness was $250.0 million; the Company did not have floating-rate indebtedness in 2012. The Company’s floating rate senior notes bear interest quarterly at a rate equal to the three-month U.S. dollar LIBOR plus 70 basis points per annum. Considering the balance of $250.0 million of variable rate debt at December 31, 2013, KCSM is sensitive to fluctuations in interest rates. For example, a hypothetical 100 basis points increase in the three-month U.S. dollar LIBOR would result in additional interest expense of $2.5 million on an annualized basis for the floating rate senior notes as of December 31, 2013.
Based upon the borrowing rates available to KCSM for indebtedness with similar terms and average maturities, the fair value of debt, including related company debt, was approximately $1,215.8 million and $1,240.9 million at December 31, 2013 and 2012, respectively, compared with a carrying value of $1,260.4 million and $1,135.1 million at December 31, 2013 and 2012, respectively.

Commodity Price Sensitivity. The Company holds fuel inventories for use in operations. These inventories are not material to KCSM’s overall financial position. Fuel costs are expected to reflect market conditions in 2014; however, fuel costs are unpredictable and subject to a variety of factors outside the Company’s control. Assuming annual consumption of 60 million gallons, a 10 cent change in the price per gallon of fuel would cause a $6.0 million change in operating expenses. KCSM is able to mitigate the impact of increased fuel costs through fuel surcharge revenues from customers.
Foreign Exchange Sensitivity. KCSM uses the U.S. dollar as its functional currency; however, a portion of its revenues and expenses are denominated in Mexican pesos. Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations generally offset, with insignificant net impacts to operating income.
The Company has exposure to fluctuations in the value of the Mexican peso against the U.S. dollar due to its net monetary assets that are denominated in Mexican pesos. The Company had Ps.146.7 million of net monetary assets at December 31, 2013.
The following table presents an estimate of the impact to the consolidated statements of comprehensive income that would result from a hypothetical one Mexican peso change in the exchange rate at December 31, 2013.

Sensitivity Analysis
	Hypothetical change in exchange rate	Amount of Gain (Loss)	Affected Line Item in the Consolidated Statement of Comprehensive Income
Net monetary assets denominated in Mexican pesos at December 31, 2013:
Ps.146.7 million	From Ps.13.1 to Ps.14.1	($0.8 million)	Foreign exchange gain (loss)
Ps.146.7 million	From Ps.13.1 to Ps.12.1	$0.9 million	Foreign exchange gain (loss)
Income taxes are paid in Mexican pesos, and as a result, the effective income tax rate reflects fluctuations in the value of the Mexican peso against the U.S. dollar. Most significantly, any gain or loss from the revaluation of net U.S. dollar-denominated monetary liabilities (primarily debt) into Mexican pesos is included in Mexican taxable income under Mexican tax law. As a result, a strengthening of the Mexican peso against the U.S. dollar for the reporting period will generally increase the Mexican cash tax obligation and the effective income tax rate, and a weakening of the Mexican peso against the U.S. dollar for the reporting period will generally decrease the Mexican cash tax obligation and the effective tax rate.
The following table presents an estimate of the impact to the effective income tax rate and income tax expense that would result from a hypothetical one Mexican peso change in the exchange rate at December 31,2013:

Sensitivity Analysis
	Increase (Decrease) in Effective Income Tax rate	Amount of Expense (Benefit)	Affected Line Item in the Consolidated Statement of Comprehensive Income
Hypothetical Change in Exchange Rate
From Ps.13.1 to Ps.14.1	(8.4%)	($28.0 million)	Income tax expense
From Ps.13.1 to Ps.12.1	14.8%	$32.3 million	Income tax expense

During January 2014, the Company entered into foreign currency forward contracts with an aggregate notional amount of $345.0 million to hedge its exposure to fluctuations in cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. These contracts mature on December 31, 2014, and obligate the Company to purchase a total of Ps.4,642.5 million at a weighted average exchange rate of Ps.13.46 to each U.S. dollar. The Company has not designated these foreign currency forward contracts as hedging instruments for accounting purposes. The foreign currency forward contracts will be measured at fair value each period and any change in fair value will be recognized in foreign exchange gain (loss) within the consolidated statements of comprehensive income.

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
Under the supervision and with the participation of the Company’s President and Executive Representative and the Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992) (commonly referred to as the COSO framework). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013, based on the criteria outlined in the COSO framework.
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
We have audited the accompanying consolidated balance sheets of Kansas City Southern de México, S.A. de C.V. and subsidiaries (the Company) as of December 31, 2013 and 2012 and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kansas City Southern de México, S.A. de C.V. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Kansas City, Missouri
January 31, 2014

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31,

	2013	2012	2011
	(In millions)
Revenues	$1,101.0	$1,021.7	$938.4
Operating expenses:
Compensation and benefits	123.0	124.0	128.8
Purchased services	144.6	144.6	131.6
Fuel	186.4	164.1	150.6
Equipment costs	82.4	77.9	83.2
Depreciation and amortization	102.7	91.3	86.8
Materials and other	66.2	59.1	55.0
Elimination of deferred statutory profit sharing liability, net	—	(43.0)	—
Gain on insurance recoveries related to hurricane damage	—	—	(14.8)
Total operating expenses	705.3	618.0	621.2
Operating income	395.7	403.7	317.2
Equity in net earnings of unconsolidated affiliate	3.2	3.2	2.8
Interest expense	(61.2)	(88.4)	(80.2)
Debt retirement costs	(117.7)	(0.5)	(10.3)
Foreign exchange gain (loss)	(1.2)	3.0	(9.6)
Other income (expense), net	(0.4)	(0.2)	2.6
Income before income taxes	218.4	320.8	222.5
Income tax expense	76.4	129.6	48.6
Net income	142.0	191.2	173.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0.0 million for all periods presented	(0.1)	0.9	(1.3)
Comprehensive income	$141.9	$192.1	$172.6

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Balance Sheets
December 31,

	2013	2012
	(In millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$224.8	$9.2
Accounts receivable, net	106.4	101.9
Related company receivables	20.0	48.0
Materials and supplies	38.3	32.9
Deferred income taxes	69.1	42.8
Other current assets	77.6	79.0
Total current assets	536.2	313.8
Investments	14.7	13.1
Property and equipment (including concession assets), net	2,656.0	2,522.3
Other assets	28.8	60.3
Total assets	$3,235.7	$2,909.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$81.8	$18.8
Accounts payable and accrued liabilities	87.7	87.4
Related company payables	54.3	6.9
Total current liabilities	223.8	113.1
Long-term debt	1,114.4	938.0
Related company debt	64.2	178.3
Deferred income taxes	164.1	131.6
Other noncurrent liabilities and deferred credits	8.2	10.3
Total liabilities	1,574.7	1,371.3
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 4,785,510,235 shares authorized and issued without par value	286.1	286.1
Additional paid-in capital	243.6	243.6
Retained earnings	1,134.6	1,011.7
Accumulated other comprehensive loss	(3.3)	(3.2)
Total stockholders’ equity	1,661.0	1,538.2
Total liabilities and stockholders’ equity	$3,235.7	$2,909.5

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

	2013	2012	2011
	(In millions)
Operating activities:
Net income	$142.0	$191.2	$173.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102.7	91.3	86.8
Deferred income taxes	6.2	106.8	48.6
Equity in net earnings of unconsolidated affiliate	(3.2)	(3.2)	(2.8)
Deferred compensation	—	7.3	19.5
Elimination of deferred statutory profit sharing liability	—	(47.8)	—
Distributions from unconsolidated affiliate	1.5	2.3	2.3
Gain on insurance recoveries related to hurricane damage	—	—	(14.8)
Cash payments related to hurricane damage	—	—	(3.3)
Insurance proceeds related to hurricane damage	—	—	40.2
Debt retirement costs	117.7	0.5	10.3
Changes in working capital items:
Accounts receivable	(4.7)	(23.9)	1.5
Related companies	107.7	(12.1)	(80.5)
Materials and supplies	(3.1)	5.6	0.9
Other current assets	(3.1)	(21.5)	(19.8)
Accounts payable and accrued liabilities	(2.6)	(15.3)	(7.3)
Other, net	0.4	(4.1)	0.5
Net cash provided by operating activities	461.5	277.1	256.0
Investing activities:
Capital expenditures	(159.7)	(206.3)	(147.4)
Purchase or replacement of equipment under operating leases	(80.9)	(3.3)	—
Insurance proceeds related to hurricane damage	—	—	12.4
Proceeds from disposal of property	3.7	5.6	5.6
Other, net	(1.3)	(1.3)	—
Net cash used for investing activities	(238.2)	(205.3)	(129.4)
Financing activities:
Proceeds from issuance of long-term debt	1,230.8	—	200.0
Proceeds from issuance of related company debt	69.5	9.0	17.5
Repayment of long-term debt	(997.2)	(18.1)	(214.8)
Repayment of related company debt	(181.4)	(87.2)	—
Debt costs	(110.3)	(0.8)	(15.6)
Dividends paid	(19.1)	—	—
Pro-rata distributions of common stock	—	—	(135.0)
Pro-rata contribution of common stock	—	18.8	—
Net cash used for financing activities	(7.7)	(78.3)	(147.9)
Cash and cash equivalents:
Net increase (decrease) during each year	215.6	(6.5)	(21.3)
At beginning of year	9.2	15.7	37.0
At end of year	$224.8	$9.2	$15.7
Supplemental cash flow information:
Non-cash investing activities and financing activities:
Capital expenditures and purchase or replacement of equipment under operating leases accrued but not yet paid at end of year	$12.8	$9.1	$21.2
Capital lease obligations incurred	—	10.8	—
Non-cash asset acquisitions	—	0.9	91.0
Cash payments:
Interest paid	$71.1	$86.6	$76.7
Income tax payments, net of refunds	68.4	—	—

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In millions)
Balance at December 31, 2010	$602.3	$243.6	$646.6	$(2.8)	$1,489.7
Net income	—	—	173.9	—	173.9
Other comprehensive income (loss) - foreign currency translation adjustment	—	—	—	(1.3)	(1.3)
Capital distribution—pro-rata distribution of common stock	(335.0)	—	—	—	(335.0)
Balance at December 31, 2011	267.3	243.6	820.5	(4.1)	1,327.3
Net income	—	—	191.2	—	191.2
Other comprehensive income (loss) - foreign currency translation adjustment	—	—	—	0.9	0.9
Capital contribution—pro-rata contribution of common stock	18.8	—	—	—	18.8
Balance at December 31, 2012	286.1	243.6	1,011.7	(3.2)	1,538.2
Net income	—	—	142.0	—	142.0
Other comprehensive income (loss) - foreign currency translation adjustment	—	—	—	(0.1)	(0.1)
Dividends declared	—	—	(19.1)	—	(19.1)
Balance at December 31, 2013	$286.1	$243.6	$1,134.6	$(3.3)	$1,661.0

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Description of the Business
Kansas City Southern de México, S.A. de C.V. (“KCSM” or the “Company”) operates the primary commercial corridor of the Mexican railroad system, which allows it to participate significantly in the growing freight traffic between Mexico, the United States and Canada. KCSM’s rail lines consist of approximately 3,200 route miles. In addition, KCSM has trackage rights permitting it to run its trains over 550 miles of track of other Mexican railroad operators. KCSM is a wholly-owned subsidiary of Kansas City Southern (“KCS”). KCS’s principal U.S. subsidiary, The Kansas City Southern Railway Company (“KCSR”), is a U.S. Class I railroad. The rail networks of KCSR; The Texas Mexican Railway Company (“Tex-Mex”), also a KCS wholly-owned subsidiary; and KCSM together comprise approximately 6,400 route miles extending from the midwest and southeast portions of the United States into Mexico.
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
Ferrocarril y Terminal del Valle de México, S.A. de C.V. (Mexico Valley Railway and Terminal or “FTVM”) was incorporated as a sociedad anónima de capital variable (variable capital corporation) under the laws of Mexico. FTVM provides railroad services as well as ancillary services, including those related to interconnection, switching and haulage services in the greater Mexico City area. KCSM holds 25% of the capital stock of FTVM. The other shareholders of FTVM, each holding a 25% interest, are Ferrocarril Méxicano, S.A. de C.V. or “Ferromex,” Ferrosur, S.A. de C.V. or “Ferrosur” and the Mexican government. KCSM accounts for its investment in FTVM under the equity method of accounting. For the years ended December 31, 2013, 2012 and 2011, KCSM recognized $3.2 million, $3.2 million and $2.8 million of income, respectively, attributable to its interest in FTVM. In 2013, 2012 and 2011, KCSM received cash dividends of $1.5 million, $2.3 million and $2.3 million, respectively, from FTVM.
The Concession. KCSM holds a concession from the Mexican government (the “Concession”) until June 2047 (exclusive through 2027, subject to certain trackage and haulage rights granted to other concessionaires), which is renewable under certain conditions for an additional period of up to 50 years. The Concession is to provide freight transportation services over rail lines which are a key commercial corridor of the Mexican railroad system. These lines include the shortest, most direct rail passageway between Mexico City and Laredo, Texas and serve most of Mexico’s principal industrial cities and three of its major shipping ports. KCSM has the right to use, but does not own, all track and buildings that are necessary for the rail lines’ operation. KCSM is obligated to maintain the right of way, track structure, buildings and related maintenance facilities to the operational standards specified in the Concession agreement and to return the assets in that condition at the end of the Concession period. KCSM was required to pay the Mexican government a concession duty equal to 0.5% of gross revenues during the first 15 years of the Concession period, and on June 24, 2012, KCSM began paying 1.25% of gross revenues, which is effective for the remaining years of the Concession period.
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
Employees and Labor Relations. KCSM Servicios provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. KCSM Servicios’ union employees are covered by one labor agreement, which was signed on June 23, 1997, between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”), for a term of 50 years, for the purpose of regulating the relationship between the parties. As of December 31, 2013, approximately 80% of KCSM Servicios employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis, and all other benefits are subject to negotiation every two years. In July 2013, the negotiation of compensation terms and all other benefits was initiated with the Mexican Railroad Union. The anticipated resolution of this negotiation is not expected to have a material impact to the consolidated financial statements. The union labor negotiations with the Mexican Railroad Union have not historically resulted in any strike, boycott or other disruption in KCSM’s business operations.
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
Accounts Receivable, net. Accounts receivable are net of an allowance for uncollectible accounts as determined by historical experience and adjusted for economic uncertainties or known trends. Accounts are charged to the allowance when a customer enters bankruptcy, when an account has been transferred to a collection agent or submitted for legal action or when a customer is significantly past due and all available means of collection have been exhausted. At December 31, 2013 and 2012, the allowance for doubtful accounts was $0.5 million and $0.2 million, respectively. Bad debt expense was $0.5 million, $0.1 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. Future cash flow estimates for an impairment review would be based on the lowest level of identifiable cash flows. During the years ended December 31, 2013 and 2012, management did not identify any indicators of impairment.
Fair Value of Financial Instruments. The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable and accounts payable. The carrying value of the short-term financial instruments approximates fair value.
The fair value of the Company’s debt, including related company debt, is estimated using quoted market prices when available, which is classified as Level 1 in the fair value hierarchy. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality, which is classified as Level 2. The fair value of the Company’s debt was $1,215.8 million and $1,240.9 million at December 31, 2013 and 2012, respectively. The carrying value was $1,260.4 million and $1,135.1 million at December 31, 2013 and 2012, respectively. If the Company’s debt was measured at fair value, the individual debt instruments would have been classified as either Level 1 or Level 2 in the fair value hierarchy.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Postemployment Benefits. Mexican law requires that the Company provide certain postemployment benefits to its Mexican union and non-union employees. These plans provide statutorily calculated benefits which are payable upon retirement, death, disability, and voluntary or involuntary termination to employees who meet applicable service requirements. Actuaries assist the Company in measuring the Company’s benefit obligation and the cost based upon the current plan provisions, employee demographics and assumptions about financial and demographic factors affecting the probability, timing and amount of expected future benefit payments. Significant assumptions include the discount rate, turnover and rate of increase in compensation levels. Actuarial gains and losses determined at the measurement date (typically December 31) are recognized immediately in the consolidated statements of comprehensive income. Effective May 1, 2012, KCS completed an organizational restructuring whereby employees of KCSM became employees of KCSM Servicios. Accordingly, KCSM’s obligation to pay postemployment benefits terminated and the related postemployment benefit obligation incurred prior to the effective date was transferred to KCSM Servicios.
Employees’ Statutory Profit Sharing. Mexican employees are statutorily entitled to receive statutory profit sharing. This payment is based on an employer’s net profit based on accounting principles as prescribed in Mexican law, rather than net profit based on U.S. GAAP. Effective May 1, 2012, KCS completed the organizational restructuring whereby employees of KCSM became employees of KCSM Servicios. Accordingly, KCSM’s employees were transferred to KCSM Servicios and KCSM’s obligation to pay statutory profit sharing terminated as of the effective date.
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

As of December 31, 2013	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rates for 2013
Land	$76.9	$—	$76.9	0
Concession land rights	141.2	(20.9)	120.3	1.0%
Grading	568.0	(89.2)	478.8	1.2%
Rail and other track material	531.1	(95.1)	436.0	2.7 - 4.0%
Ties	492.9	(106.5)	386.4	2.0 - 6.0%
Bridges and tunnels	253.9	(42.1)	211.8	1.4%
Ballast	205.5	(48.5)	157.0	3.8 - 6.8%
Other (a)	291.3	(75.0)	216.3	3.6%
Total road property	2,342.7	(456.4)	1,886.3	3.0%
Locomotives	543.4	(118.7)	424.7	4.6%
Freight cars	94.2	(22.3)	71.9	5.7%
Other equipment	24.4	(4.6)	19.8	10.0%
Total equipment	662.0	(145.6)	516.4	5.0%
Technology and other	36.1	(20.5)	15.6	13.6%
Construction in progress	40.5	—	40.5	N/A
Total property and equipment (including concession assets)	$3,299.4	$(643.4)	$2,656.0	N/A
____________________

(a)	Other includes signals, buildings and other road assets.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

As of December 31, 2012	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rates for 2012
Land	$76.9	$—	$76.9	N/A
Concession land rights	141.2	(19.5)	121.7	1.0%
Grading	566.7	(85.3)	481.4	1.2%
Rail and other track material	484.6	(88.6)	396.0	2.7 - 4.0%
Ties	467.0	(93.7)	373.3	2.0 - 5.9%
Bridges and tunnels	249.6	(39.2)	210.4	1.5%
Ballast	192.7	(38.4)	154.3	3.9 - 6.7%
Other (a)	283.5	(66.3)	217.2	3.6%
Total road property	2,244.1	(411.5)	1,832.6	3.0%
Locomotives	462.0	(99.0)	363.0	4.4%
Freight cars	76.6	(25.1)	51.5	5.4%
Other equipment	13.9	(2.2)	11.7	10.4%
Total equipment	552.5	(126.3)	426.2	4.7%
Technology and other	31.6	(17.1)	14.5	17.0%
Construction in progress	50.4	—	50.4	N/A
Total property and equipment (including concession assets)	$3,096.7	$(574.4)	$2,522.3	N/A
 ______________________

(a)	Other includes signals, buildings and other road assets.
Concession assets, net of accumulated amortization of $444.1 million and $402.7 million, totaled $1,951.0 million and $1,893.9 million at December 31, 2013 and 2012, respectively.
Depreciation and amortization of property and equipment (including concession assets) totaled $102.7 million, $91.3 million and $86.8 million for 2013, 2012 and 2011, respectively.
Note 4. Other Balance Sheet Captions
Other Current Assets. Other current assets included the following items at December 31 (in millions):

	2013	2012
Prepaid expenses	$42.6	$48.1
Refundable taxes	34.9	30.8
Other	0.1	0.1
Other current assets	$77.6	$79.0
Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities included the following items at December 31 (in millions):

	2013	2012
Accounts payable	$58.4	$45.2
Interest payable	6.1	15.3
Rents and leases payable	6.1	5.6
Derailments and other claim provisions	6.0	6.9
Income and other taxes	5.1	4.6
Accrued wages and vacation	0.5	3.7
Other	5.5	6.1
Accounts payable and accrued liabilities	$87.7	$87.4

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 5. Derivative Instruments
In general, the Company enters into derivative transactions in certain situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions as deemed appropriate.
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of December 31, 2013, the Company did not expect any losses as a result of default of its counterparties.
Foreign Currency Forward Contracts. The Company has net U.S. dollar-denominated liabilities (primarily debt) which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the Mexican peso against the U.S. dollar. This revaluation creates fluctuations in the Company’s cash tax obligation and the effective income tax rate. During the first half of 2013, the Company entered into foreign currency forward contracts with an aggregate notional amount of $325.0 million to hedge its exposure to this risk. These contracts matured on December 31, 2013, and obligated the Company to purchase a total of Ps.4,202.3 million at a weighted average exchange rate of Ps.12.93 to each U.S. dollar. During December 2013, the Company settled these foreign currency forward contracts by entering into offsetting contracts with an aggregate notional amount of $324.3 million. These offsetting contracts matured on December 31, 2013, and obligated KCSM to sell a total of Ps.4,202.3 million at a weighted average exchange rate of Ps.12.96 to each U.S. dollar. The Company did not designate any of the foreign currency forward contracts as hedging instruments for accounting purposes, and the related net loss of $0.7 million was recognized in foreign exchange gain (loss) within the consolidated statements of comprehensive income. As of December 31, 2013 and 2012, the Company had no outstanding foreign currency forward contracts.
Note 6. Long-Term Debt
Long-term debt at December 31 (in millions):

	2013	2012
Long-term debt:
Revolving credit facility, variable interest rate, due 2017	$—	$—
12½% senior notes	—	95.0
8.0% senior notes, due 2018	62.3	296.9
6 5/8% senior notes	—	185.0
6 1/8% senior notes	—	200.0
2.35% senior notes, due 2020	274.7	—
3.0% senior notes due 2023	448.2	—
Floating rate senior notes, variable interest rate, 0.9369% at December 31, 2013, due 2016	250.0	—
5.737% financing agreement, due 2023	43.8	48.4
6.195% financing agreement, due 2023	33.9	37.4
9.310% loan agreements, due 2020	74.6	81.7
Capital lease obligations, due serially to 2017	7.4	9.8
Other debt obligations	1.3	2.6
Total	1,196.2	956.8
Less: Debt due within one year	81.8	18.8
Long-term debt	$1,114.4	$938.0
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
On November 29, 2012, KCSM entered into an amended and restated credit agreement (the “2012 Credit Agreement”) with various financial institutions, which amended and restated the 2011 Credit Agreement and eliminated or modified a number of restrictive covenants in KCSM’s facility in order to achieve consistency between KCSM and firms with investment grade credit ratings. The amendment also included a “fall-away collateral” provision whereby KCSM’s facility would convert from secured to unsecured obligations if investment grade senior unsecured debt ratings were assigned by at least two of the three primary rating agencies. The upgrade of KCSM’s senior unsecured debt to investment grade by Standard & Poor’s Rating Services in the first quarter of 2013, combined with the investment grade ratings previously assigned to KCSM by Fitch Ratings, triggered the “fall-away collateral” provision and KCSM’s credit facility became an unsecured obligation. In the event that KCSM’s senior unsecured debt ratings were subsequently to fall below investment grade at all three primary rating agencies, collateral would be re-pledged and the facility would revert to a secured obligation. The amendment also incorporated a change in the pricing grid in the event that KCSM achieved a senior unsecured debt rating of BBB/Baa2 or higher by at least two of the three primary rating agencies. In that event, the floating interest rates paid by KCSM on the 2012 Credit Agreement would thereafter be determined by KCSM’s senior unsecured credit rating rather than by KCSM’s leverage ratio. Depending on KCSM’s credit rating during the life of the 2012 Credit Agreement, the margin KCSM would pay above the LIBOR at any point would be equal to or lower than 1.75%. In addition to the amendment, KCSM extended the maturity of the Revolving Facility to November 15, 2017.
KCSM and certain of its subsidiaries have agreed to subordinate payment of certain intercompany debt, certain KCSM subsidiaries guaranteed repayment of the amounts due under the 2012 Credit Agreement (up to the amount permitted by KCSM’s outstanding indentures) and certain equity interests as defined in the 2012 Credit Agreement were pledged to secure obligations under the 2012 Credit Agreement.
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
As of December 31, 2013 and 2012, KCSM had no amount outstanding under the Revolving Facility.
12½% Senior Notes. On March 30, 2009, KCSM issued $200.0 million principal amount of 12½% senior unsecured notes due April 1, 2016 (the “12½% Senior Notes”), which bore interest semiannually at a fixed annual rate of 12½%. The     12½% Senior Notes were issued at a discount to par value, resulting in an $11.0 million discount and a yield to maturity of     13¾%. KCSM used a portion of the net proceeds from the offering to repay all amounts outstanding under a credit agreement entered into on June 14, 2007.
During 2010, KCSM purchased $101.9 million principal amount of the 12½% Senior Notes. On April 1, 2013, the Company redeemed the remaining $98.1 million outstanding principal amount of the 12½% Senior Notes at a redemption price equal to 106.25% of the principal amount.
8.0% Senior Notes. On January 22, 2010, KCSM issued $300.0 million principal amount of 8.0% senior unsecured notes due February 1, 2018 (the “8.0% Senior Notes”), which bear interest semiannually at a fixed annual rate of 8.0%. The 8.0% Senior Notes were issued at a discount to par value, resulting in a $4.3 million discount and a yield to maturity of 8¼%. KCSM used the net proceeds from the issuance of the 8.0% Senior Notes and available cash to purchase $290.0 million principal amount of the 9 3/8% senior unsecured notes due May 1, 2012, tendered under an offer to purchase and pay all fees and expenses incurred in connection with the 8.0% Senior Notes offering and the tender offer.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

On April 10, 2013, KCSM commenced a cash tender offer for the 8.0% Senior Notes, $185.0 million principal amount of 6 5/8% senior unsecured notes due December 15, 2020 (the “6 5/8% Senior Notes”) and a portion of the $200.0 million principal amount of 6 1/8% senior unsecured notes due June 15, 2021 (the “6 1/8% Senior Notes”). In addition, KCSM concurrently commenced consent solicitations to amend the indentures governing the 8.0% Senior Notes and the 6 5/8% Senior Notes to eliminate substantially all of the restrictive covenants and certain events of default contained therein, which became operative on May 3, 2013.
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
On January 29, 2014, KCSM announced that it will redeem the outstanding $62.8 million principal amount of the 8.0% Senior Notes on February 3, 2014, in accordance with the redemption option that allows KCSM to redeem the 8.0% Senior Notes on or after February 1, 2014, at the redemption price (expressed as a percentage of principal amount) of 104.0%. KCSM has classified the outstanding principal amount of the 8.0% Senior Notes as current debt as of December 31, 2013.
6 5/8% Senior Notes. On December 20, 2010, KCSM issued the 6 5/8% Senior Notes due December 15, 2020, which bore interest semiannually at a fixed annual rate of 6 5/8%. On April 10, 2013, KCSM commenced a cash tender offer and consent solicitation for the 6 5/8% Senior Notes. Through May 8, 2013, KCSM purchased $181.0 million principal amount of the 6 5/8% Senior Notes as part of the Senior Notes Tendered, described above. Subsequent to the expiration of the cash tender offer, KCSM redeemed the remaining $4.0 million outstanding principal amount of the 6 5/8% Senior Notes using cash on hand.
6 1/8% Senior Notes. On May 20, 2011, KCSM issued the 6 1/8% Senior Notes due June 15, 2021 at par, which bore interest semiannually at a fixed annual rate of 6 1/8%. On April 10, 2013, KCSM commenced a cash tender offer and consent solicitation for the 6 1/8% Senior Notes. Through May 8, 2013, KCSM purchased $149.7 million principal amount of the 6 1/8% Senior Notes as part of the Senior Notes Tendered, described above. Subsequent to the expiration of the cash tender offer, KCSM purchased an additional $20.9 million principal amount of the 6 1/8% Senior Notes. On December 2, 2013, KCSM redeemed the remaining outstanding $29.4 million principal amount of the 6 1/8% Senior Notes using a portion of the proceeds received from the issuance of $250.0 million principal amount floating rate senior unsecured notes due October 28, 2016 (the “Floating Rate Senior Notes”).
2.35% Senior Notes. On May 3, 2013, KCSM issued the 2.35% Senior Notes due May 15, 2020, which bear interest semiannually at a fixed annual rate of 2.35%. The 2.35% Senior Notes were issued at a discount to par value, resulting in a $0.3 million discount and a yield to maturity of 2.368%. KCSM used the net proceeds from the issuance of the 2.35% Senior Notes and the 3.0% Senior Notes to purchase the Senior Notes Tendered, pay all fees and expenses incurred in connection with the 2.35% Senior Notes and 3.0% Senior Notes offerings and the tender offers, to finance the purchase of certain leased equipment and for other general corporate purposes. The 2.35% Senior Notes are redeemable at KCSM’s option, in whole or in part, prior to April 15, 2020, by paying the greater of either (i) 100% of the principal amount of the 2.35% Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the then-current U.S. Treasury rate plus 20 basis points, plus accrued interest and any additional amounts to but excluding the redemption date. On or after April 15, 2020, the 2.35% Senior Notes may be redeemed at KCSM’s option, in whole or in part, at any time at a redemption price equal to 100% of the principal amount, plus any accrued and unpaid interest. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.
3.0% Senior Notes. On May 3, 2013, KCSM issued the 3.0% Senior Notes due May 15, 2023, which bear interest semiannually at a fixed annual rate of 3.0%. The 3.0% Senior Notes were issued at a discount to par value, resulting in a $1.9 million discount and a yield to maturity of 3.048%. KCSM used the net proceeds from the issuance of the 3.0% Senior Notes and the 2.35% Senior Notes to purchase the Senior Notes Tendered, pay all fees and expenses incurred in connection with the 2.35% Senior Notes and 3.0% Senior Notes offerings and the tender offers, to finance the purchase of certain leased equipment and for other general corporate purposes. The 3.0% Senior Notes are redeemable at KCSM’s option, in whole or in part, prior to February 15, 2023, by paying the greater of either (i) 100% of the principal amount of the 3.0% Senior Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the then-current U.S. Treasury rate plus 20 basis points, plus accrued interest and any additional

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

amounts to but excluding the redemption date. On or after February 15, 2023, the 3.0% Senior Notes may be redeemed at KCSM’s option, in whole or in part, at any time at a redemption price equal to 100% of the principal amount, plus any accrued and unpaid interest. In addition, the notes are redeemable, in whole but not in part, at KCSM’s option at their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.
Floating Rate Senior Notes. On October 29, 2013, KCSM issued the Floating Rate Senior Notes due October 28, 2016, which bear interest quarterly at a rate equal to the three-month U.S. dollar LIBOR plus 70 basis points per annum. KCSM used the net proceeds from the issuance of the Floating Rate Senior Notes to pay fees and expenses related to the issuance of the Floating Rate Senior Notes and redeem the outstanding $29.4 million principal amount of the 6 1/8% Senior Notes. In addition, the Company intends to use the remaining net proceeds to redeem the outstanding $62.8 million principal amount of the 8.0% Senior Notes during the first quarter of 2014 and to finance the purchase or replacement of certain equipment under the lease conversion program (the “Lease Conversion Program,” as discussed in Note 13. Subsequent Events). Any net proceeds not used for these purposes will be used for general corporate purposes. The notes are redeemable, in whole but not in part, at KCSM’s option at any time at a redemption price of 100% of their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.
All of KCSM’s senior notes described above are denominated in U.S. dollars; are unsecured, unsubordinated obligations; rank pari passu in right of payment with KCSM’s existing and future unsecured, unsubordinated obligations and are senior in right of payment to KCSM’s future subordinated indebtedness. In addition, the senior notes include certain covenants which are customary for these types of debt instruments issued by borrowers with similar credit ratings and restrict or prohibit certain actions.
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

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Debt Covenants Compliance
The Company was in compliance with all of its debt covenants as of December 31, 2013.
Leases and Debt Maturities
The Company leases transportation equipment, as well as office and other operating facilities under various capital and operating leases. Rental expenses under operating leases were $32.8 million, $38.3 million and $46.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Operating leases that contain scheduled rent adjustments are recognized on a straight-line basis over the term of the lease. Contingent rentals and sublease rentals were not significant. Minimum annual payments and present value thereof under existing capital leases, other debt maturities and minimum annual rental commitments under non-cancelable operating leases are as follows (in millions):

Years	Long-Term Debt	Capital Leases			Total Debt	Operating Leases (i)	Total
		Minimum Lease Payments	Less Interest	Net Present Value
2014	$79.3	$2.7	$0.2	$2.5	$81.8	$27.4	$109.2
2015	16.7	2.7	0.2	2.5	19.2	19.0	38.2
2016	267.3	2.3	0.1	2.2	269.5	15.2	284.7
2017	18.3	0.2	—	0.2	18.5	4.7	23.2
2018	31.4	—	—	—	31.4	1.7	33.1
Thereafter	775.8	—	—	—	775.8	1.5	777.3
Total	$1,188.8	$7.9	$0.5	$7.4	$1,196.2	$69.5	$1,265.7
____________________

(i)
During the fourth quarter of 2013, the Company initiated the Lease Conversion Program to purchase certain equipment under existing operating leases and to purchase replacement equipment as certain operating leases expire. Refer to Note 13 Subsequent Events for further information.

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

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 7. Related Company Transactions
Balances and transactions with related companies included the following items at December 31 (in millions):

	2013	2012
Related company receivables:
Current:
KCSR (1)	$14.7	$48.0
Nafta Rail (2)	5.3	—
	$20.0	$48.0

Related company payables:
Current:
KCSM Servicios (3)	$52.5	$3.5
FTVM	1.8	1.3
Superior Tie & Timber	—	1.6
Servicios Ferroviarios Europeos	—	0.5
	$54.3	$6.9

Related company debt:
Long term:
KCS (4)	$64.2	$65.5
KCSR (5)	—	112.8
	$64.2	$178.3
____________________

(1)	This balance is comprised primarily of receivables from KCSR originated in the normal course of business.

(2)	This balance is comprised primarily of loans from KCSM to Nafta Rail.

(3)	This balance is comprised primarily of payables as a result of employee services provided by KCSM Servicios.

(4)	The outstanding balance represents unsecured loan agreements with a wholly-owned subsidiary of KCS.

(5)
Notes payable to KCSR due no later than December 31, 2016, which bear interest at 1-year LIBOR plus 2.5%. These notes were issued in conjunction with the Company’s capital distributions. Refer to Note 9 Stockholders’ Equity for further information.

The most significant transactions with related parties are summarized as follows for the years ended December 31, (in millions):

	2013	2012	2011
Employee services	$(184.1)	$(131.9)	$—
Corporate expenses	(27.0)	(25.9)	(27.4)
Terminal expenses (1)	(12.4)	(16.1)	(12.4)
Interest expense, net	(6.5)	(8.2)	(0.8)
Equipment costs	(5.4)	(1.7)	(0.5)
Software amortization	(2.6)	(2.6)	(2.6)
Other	(9.1)	1.4	(4.1)
____________________
(1) Terminal services are provided by FTVM and Nafta Rail.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Employee Services Agreement
On April 19, 2012, KCSM entered into an employee services agreement (the “Employee Services Agreement”) under which KCSM Servicios provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. The Employee Services Agreement became effective on May 1, 2012. On September 30, 2013, the Company and KCSM Servicios terminated the Employee Services Agreement, and on October 1, 2013, KCSM and KCSMS Servicios entered into various specialized services agreements (the “Specialized Services Agreements”). Under the Specialized Services Agreements, KCSM Servicios provides specialized personnel services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. The Specialized Services Agreements became effective on October 1, 2013, and will continue in full force and effect until terminated by one party by providing written notice to the other party. During 2013 and 2012, KCSM Servicios charged $184.1 million and $131.9 million to KCSM under these agreements.
Management Services Agreement
On December 31, 2005, KCSM and KCS entered into a Management Services Agreement under which KCS provides to KCSM general guidance, oversight, consultation and management services in connection with the business and operations of KCSM. The Management Services Agreement became effective as of April 1, 2005, and will continue in full force and effect until terminated by one party by providing written notice to the other party. During 2013, 2012 and 2011, KCS charged $27.0 million, $25.9 million and $27.4 million, respectively, to KCSM under the agreement.
During 2011, KCSM prepaid KCSR $78.2 million for services which will be provided by KCSR through 2014. The prepayment included a discount of 3.5%. As of December 31, 2013, the prepayment balance was $20.1 million included in other current assets. As of December 31, 2012, this prepayment balance was $48.5 million with $28.4 million included in other current assets and $20.1 million included in other assets.
Service and Inventory Prepayments
During 2011, KCSM prepaid KCSR $3.0 million for inventory to be delivered by KCSR. As of December 31, 2013 and 2012, the prepayment balance was zero and $1.3 million, respectively, which was included in other current assets.
In December 2011, KCSM prepaid Nafta Rail $22.3 million for terminal services, which will be provided by Nafta Rail through 2016. The prepayment included a discount of 3.5%. As of December 31, 2013, the prepayment balance was $11.3 million with $4.8 million included in other current assets and $6.5 million included in other assets. As of December 31, 2012, the prepayment balance was $15.8 million with $5.1 million included in other current assets and $10.7 million included in other assets.
Revolving Credit Agreement
KCSR, as a lender, and KCSM, as a borrower, entered into a revolving credit agreement effective as of June 7, 2013 (the “2013 Revolving Agreement”), pursuant to the terms of which KCSM may borrow up to $100.0 million from KCSR on a revolving basis at any time during the term of the 2013 Revolving Agreement. The 2013 Revolving Agreement is unsecured and terminates on December 31, 2018. As of December 31, 2013, KCSM had no outstanding amount under the terms of the 2013 Revolving Agreement.
KCSM, as lender, and KCSR, as borrower, entered into a revolving credit agreement effective as of April 1, 2008 (the “Revolving Agreement”), pursuant to the terms of which KCSM may make one or more loans from time to time during the term of the Revolving Agreement. The Revolving Agreement was secured by certain assets of KCSR and terminated on December 31, 2013. As of December 31, 2012, KCSM had no outstanding amount under the terms of the Revolving Agreement.
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

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

On September 28, 2012, KCSM entered into an unsecured loan agreement (the “2012 Loan Agreement”) with a wholly-owned subsidiary of KCS. The 2012 Loan Agreement allows KCSM to receive one or more loans up to an aggregate principal amount of $350.0 million, due on September 30, 2017. Pursuant to the terms of the 2012 Loan Agreement, on September 28, 2012, KCSM entered into a loan agreement for $48.0 million consisting of $9.0 million in cash and $39.0 million from an outstanding principal amount under the 2009 loan agreement between KCSM and a wholly-owned subsidiary of KCS, which was amended in 2010 and subsequently terminated as part of the 2012 Loan Agreement. KCSM is required to make annual interest payments on the outstanding principal amount at a rate equivalent to annual LIBOR plus 2.00%.
On January 23, 2013, KCSM entered into an unsecured loan agreement (the “2013 Loan Agreement”) with a wholly-owned subsidiary of KCS. The 2013 Loan Agreement allows KCSM to receive one or more loans up to an aggregate principal amount of Ps.4,550.0 million, due on January 23, 2018. Pursuant to the terms of the 2013 Loan Agreement, on January 23, 2013, KCSM entered into a loan agreement for Ps.840.0 million, consisting of $66.1 million from the outstanding principal amount and accrued interest under the 2012 Loan Agreement and the 2011 Loan Agreement. KCSM is required to make annual interest payments on the outstanding principal amount at a rate equivalent to 91 day Tasa de Interes Interbancaria de Equilibrio (the “Equilibrium Interbank Interest Rate”) or (“TIIE”) plus 1.00%. As a result of the 2013 Loan Agreement, the Company terminated the 2012 and 2011 Loan Agreements.
Note 8. Income Taxes
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
Tax Expense. Income tax expense consists of the following components (in millions):

	2013	2012	2011
Current income tax	$70.2	$22.8	$—
Deferred income tax	6.2	106.8	48.6
Total income tax expense	$76.4	$129.6	$48.6
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows at December 31 (in millions):

	2013	2012
Assets:
Loss carryovers	$24.6	$26.9
Inventories and provisions	50.9	34.1
Other	6.8	7.8
Gross deferred tax assets before valuation allowance	82.3	68.8
Valuation allowance	(2.3)	(3.4)
Net deferred tax assets	80.0	65.4
Liabilities:
Property and equipment	(175.0)	(154.2)
Gross deferred tax liabilities	(175.0)	(154.2)
Net deferred tax liability	$(95.0)	$(88.8)

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Tax Rates. Differences between the Company’s effective income tax rates and the Mexican statutory income tax rate of 30% follow (in millions):

	2013		2012		2011
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Income tax expense using the statutory rate in effect	$65.5	30.0%	$96.2	30.0%	$66.8	30.0%
Tax effect of:
Equity earnings from unconsolidated affiliate	(1.0)	(0.4)%	(1.0)	(0.3)%	(0.8)	(0.4)%
Foreign exchange and inflation adjustments (i)	2.8	1.3%	35.7	11.1%	(17.0)	(7.6)%
Change in the Mexican federal tax rate	4.4	2.0%	0.8	0.2%	—	—
Reversal of previously recognized benefit due to court ruling	4.4	2.0%	—	—	—	—
Other, net	0.3	0.1%	(2.1)	(0.6)%	(0.4)	(0.2)%
Income tax expense	$76.4	35.0%	$129.6	40.4%	$48.6	21.8%
(i) Income taxes paid in Mexico are paid in Mexican pesos, and as a result, the effective income tax rate reflects fluctuations in the value of the Mexican peso against the U.S. dollar. Most significantly, any gain or loss from the revaluation of net U.S. dollar-denominated monetary liabilities (primarily debt) into Mexican pesos is included in Mexican taxable income under Mexican tax law. As a result, a strengthening of the Mexican peso against the U.S. dollar for the reporting period will generally increase the Mexican cash tax obligation and the effective income tax rate, and a weakening of the Mexican peso against the U.S. dollar for the reporting period will generally decrease the Company's cash tax obligation and the effective tax rate. To hedge its exposure to this risk, during the first half of 2013, the Company entered into foreign currency forward contracts with an aggregate notional amount of $325.0 million. The foreign currency forward contracts were measured at fair value each period and any change in fair value was recognized in foreign exchange gain (loss) within the consolidated statements of comprehensive income. Refer to Note 5 Derivative Instruments for further information.
Change in Tax Law. On December 11, 2013, changes to the Mexican Federal Income Tax Law were approved eliminating the statutory income tax rate reduction to 29% for 2014 and 28% for 2015 and thereafter, and leaving the current 30% statutory income tax rate in effect for future years. Additionally, the Entrepreneurial Tax of Unique Rate (referred to by its Spanish acronym IETU, or Flat Tax) has been repealed as of January 1, 2014. The Company’s deferred income tax assets and liabilities were revalued using the rates expected to be in effect when the underlying temporary differences are expected to reverse. This revaluation resulted in a $4.4 million expense in the 2013 tax provision.
Tax Carryovers. The Company’s loss carryovers at December 31, 2013 were $82.1 million and will begin to expire in 2016. A deferred tax asset was recorded in prior periods for the expected future tax benefit of these losses which will be carried forward to reduce only ordinary Mexican income tax payable in future years. The Company also has an asset tax credit carryover in the amount of $6.2 million, which will expire in 2017.
The valuation allowance for deferred tax assets as of December 31, 2013, was $2.3 million, a decrease of $1.1 million as compared to $3.4 million as of December 31, 2012.
The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowances, related to loss carryovers and tax credits.
Uncertain Tax Positions. The accounting guidance for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance requires the Company to recognize in the consolidated financial statements the benefit of a tax position only if the impact is more likely than not of being sustained on audit based on the technical merits of the position. In 2013 and 2012, the Company has not taken any new uncertain tax positions and does not have a provision for uncertain tax positions as of December 31, 2013 and 2012.
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

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Tax Contingencies. Tax returns filed for periods after 2007 were filed on a separate company basis and remain open to examination by the taxing authorities. KCSM’s 2007 and 2010 tax returns are currently under examination by the Servicio de Administracion Tributaria (the “SAT”), the Mexican equivalent of the U.S. Internal Revenue Service. The Company received an audit assessment for the year ended December 31, 2005, from the SAT and the matter is being litigated. The Company believes it has strong legal arguments in its favor and more likely than not will prevail in challenging the 2005 assessment. While the outcome of this matter cannot be predicted with certainty, the Company does not believe, when resolved, that this dispute will have a material effect on its consolidated financial statements. However, an unexpected adverse resolution could have a material effect on the consolidated financial statements in a particular quarter or fiscal year.
KCSM has not historically assessed Value Added Tax (“VAT”) on international import transportation services provided to its customers based on a written ruling that KCSM obtained from the SAT in 2008 stating that such services were exempt from VAT (the “2008 Ruling”). Notwithstanding the 2008 Ruling, in December 2013, the SAT unofficially informed KCSM of an intended implementation of a new criteria effective as of January 1, 2014, pursuant to which VAT would be assessed on all international import transportation services on the portion of the services provided within Mexico. Additionally, in November 2013, the SAT filed an action to nullify the 2008 Ruling, potentially exposing the application of the new criteria to open tax years. KCSM intends to file an action opposing the SAT’s nullification action. While the SAT’s unofficial communication to KCSM is not enforceable and the 2008 Ruling continues to be in effect, KCSM notified its customers in December 2013 of the potential assessment of VAT on international import transportation services as of January 1, 2014, and is addressing required changes in KCSM billing systems; however, this VAT assessment has not been implemented as of the date of this filing. Due to the pass-through nature of VAT assessed on services provided to customers, the Company does not believe any ultimate requirement to assess VAT on international import transportation services as of January 1, 2014 will have a significant effect on its consolidated financial statements. However, unexpected adverse implementation criteria imposed by the SAT for open tax years could have a material effect on the consolidated financial statements of the Company in a particular quarter or fiscal year.

Note 9. Stockholders’ Equity
KCSM’s capital stock is divided into Class I Shares, representing the fixed portion of the capital, and Class II Shares, representing the variable portion of the capital. The fixed portion of the capital stock with no withdrawal rights is represented by 600,000 shares. The variable portion of the capital stock is represented by 4,784,910,235 shares. As of December 31, 2013 and 2012, the total shares outstanding represented by Class I and Class II were 4,785,510,235 fully subscribed and paid for, without a par value expression.
Dividend Payment
On December 9, 2013, the Company declared and paid a cash dividend on its common stock of Ps.249.0 million, or $19.1 million, to the Company’s shareholders.
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
Capital Distribution
In 2011, KCSM shareholders approved capital distributions of $335.0 million. The distributions totaled $135.0 million in cash and $200.0 million in unsecured notes payable to the Company’s shareholders. The notes were ultimately transferred to the Company’s affiliate, KCSR (the “Notes”). The Notes were payable to KCSR no later than December 31, 2016, and bore interest at an annual LIBOR plus 2.5%. Pursuant to the terms of the Notes, the Company could make one or more prepayments of principal and any and all interest accrued thereon as of such prepayment date. As of December 31, 2013, the Company had fully paid the Notes.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Note 10. Commitments and Contingencies
Concession Duty. Under the Concession, KCSM paid concession duty expense of 0.5% of gross revenues for the first 15 years of the Concession period, and on June 24, 2012, KCSM began paying 1.25% of gross revenues, which is effective for the remaining years of the Concession. For the year ended December 31, 2013, the concession duty expense, which is recorded within materials and other in operating expenses, was $14.3 million, compared to $9.4 million and $4.9 million for the same periods in 2012 and 2011, respectively.
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
Tax Contingencies. Information regarding tax contingencies is included in Note 8 Income Taxes — Tax Contingencies.
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

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness or further weakening in economic trends could have a significant impact on the collectability of KCSM’s receivables and its operating results. If the financial condition of KCSM’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at December 31, 2013.
Note 11. Elimination of Deferred Statutory Profit Sharing Liability, Net
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
Note 12. Insurance Recoveries
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
Note 13. Subsequent Events

Credit Agreement Amendment and Commercial Paper Program
On January 30, 2014, KCSM entered into agreements to establish a $200 million commercial paper program (the “Commercial Paper Program”). Also on January 30, 2014, KCSM and certain of its subsidiaries that guaranty the 2012 Credit Agreement entered into an amendment to the 2012 Credit Agreement which eliminated certain representations as a condition to borrowing under the Revolving Facility and provided for same-day availability of borrowed funds if desired by KCSM. The Revolving Facility serves as a backstop for the Commercial Paper Program, which is expected to serve as KCSM’s primary means of short-term funding in the future. As of January 31, 2014, KCSM has no outstanding amount issued under the Commercial Paper Program.
Redemption of 8% Senior Notes
On January 29, 2014, the Company announced that it will redeem the remaining $62.8 million aggregate principal amount of the 8.0% Senior Notes on February 3, 2014, at a redemption price (expressed as a percentage of the principal amount) of 104.0%. KCSM expects to fund the redemption with a portion of the remaining proceeds from the Floating Rate Senior Notes issued in the fourth quarter of 2013.
Lease Conversion Program
During the fourth quarter of 2013, the Company initiated a multi-year Lease Conversion Program to optimize the Company’s capital structure and take advantage of a favorable interest rate environment. As part of the Lease Conversion Program, beginning late in the fourth quarter of 2013, the Company will purchase certain equipment under existing operating leases and will purchase replacement equipment as certain operating leases expire. This initiative will be funded with a portion of the proceeds from the floating rate senior notes issued during the fourth quarter of 2013.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

As of the date of this filing, the Company has entered into binding agreements with lessors to purchase approximately $29.0 million of equipment under existing operating leases and will recognize approximately $6.0 million of related lease termination costs (included in operating expenses) in the first quarter of 2014.
Foreign Currency Hedging
During January 2014, the Company entered into foreign currency forward contracts with an aggregate notional amount of $345.0 million to hedge its exposure to fluctuations in cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. These contracts mature on December 31, 2014, and obligate the Company to purchase a total of Ps.4,642.5 million at a weighted average exchange rate of Ps.13.46 to each U.S. dollar. The Company has not designated these foreign currency forward contracts as hedging instruments for accounting purposes. The Company will measure the foreign currency forward contracts at fair value each period and will recognize any change in fair value in foreign exchange gain (loss) within the consolidated statements of comprehensive income.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
(a) Disclosure Controls and Procedures
The President, Executive Representative and General Manager and the Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal year for which this annual report on Form 10-K is filed. Based on that evaluation, the President, Executive Representative and General Manager and the Chief Financial Officer have concluded that the current disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the President, Executive Representative and General Manager and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Control over Financial Reporting
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
The following table presents the total fees for KCS and KCSM for professional audit services and other services rendered by KPMG LLP, the Company’s Independent Registered Public Accounting Firm, to KCS and KCSM for the years ended December 31, 2013 and 2012 (in thousands).

	2013	2012
Audit fees	$2,493.9	$2,052.5
Audit-related fees	77.0	73.5
Tax fees	26.6	17.4
All other fees	—	—
Total	$2,597.5	$2,143.4
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
The Audit Committee pre-approved all services provided by KPMG LLP, Independent Registered Public Accounting Firm, for the year ended December 31, 2013 and 2012.

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

3.1
Current Corporate Bylaws (Estatutos Sociales) of Kansas City Southern de México, S.A. de C.V. (formerly known as TFM, S.A. de C.V.), as amended and restated May 8, 2007, together with an English translation (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 9, 2007, File No. 333-08322) is incorporated herein by reference as Exhibit 3.1

4.1
Indenture, dated as of January 22, 2010, between KCSM and U.S. Bank National Association, as trustee and paying agent, covering up to $300,000,000 of KCSM’s 8.0% Senior Notes due 2018 (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 28, 2010, File No. 333-08322) is incorporated by reference as Exhibit 4.1

4.1.1
Registration Rights Agreement, dated as of January 22, 2010, between KCSM and Banc of America Securities LLC, as representative of the placement agents listed therein (the “2010 Registration Rights Agreement”), (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 28, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 4.1.1

4.1.2
Supplemental Indenture, dated April 23, 2013, between KCSM and U.S. Bank National Association, as trustee (previously filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 8, 2013, File No. 333-08322) is incorporated herein by reference as Exhibit 4.1.2

4.1.3
Form of Rule 144A Restricted Global Note representing the 8.0% Senior Notes due 2018 (previously filed as Exhibit 4.17 to the Company’s Registration Statement on Form S-4 filed on September 13, 2010, File No. 333-169340) is incorporated herein by reference as Exhibit 4.1.3

4.1.4
Form of Regulation S Restricted Global Note representing the 8.0% Senior Notes due 2018 (previously filed as Exhibit 4.18 to the Company’s Registration Statement on Form S-4 filed on September 13, 2010, File No. 333-169340) is incorporated herein by reference as Exhibit 4.1.4

4.1.5
Special Global Note representing the 8.0% Senior Notes due 2018 (previously filed as Exhibit 4.19 to the Company’s Registration Statement on Form S-4 filed on September 13, 2010, File No. 333-169340) is incorporated herein by reference as Exhibit 4.1.5

4.2
Supplemental Indenture, dated April 23, 2013, between KCSM and U.S. Bank National Association, as trustee (previously filed as Exhibit 4.5 to our Current Report on Form 8-K filed on May 8, 2013, File No. 333-08322) in incorporated herein by reference as Exhibit 4.2

4.3
Indenture, dated May 3, 2013, between KCSM and U.S. Bank National Association, as trustee, transfer agent, principal paying agent and registrar, covering up to $275,000,000 of KCSM’s 2.35% Senior Notes due 2020 (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 8, 2013, File No. 333-08322) is incorporated herein by reference as Exhibit 4.3

4.3.1
Form of Rule 144A Restricted Global Note representing the 2.35% Senior Notes due 2020 (previously filed as Exhibit 4.4.1 to the Company’s Registration Statement on Form S-4 filed on August 26, 2013, File No. 333-190820) is incorporated herein by reference as Exhibit 4.3.1

4.3.2
Form of Regulation S Restricted Global Note representing the 2.35% Senior Notes due 2020 (previously filed as Exhibit 4.4.2 to the Company’s Registration Statement on Form S-4 filed on August 26, 2013, File No. 333-190820) is incorporated herein by reference as Exhibit 4.3.2

4.3.3
Special Global Note representing the 2.35% Senior Notes due 2020 (previously filed as Exhibit 4.4.3 to the Company’s Registration Statement on Form S-4 filed on August 26, 2013, File No. 333-190820) is incorporated herein by reference as Exhibit 4.3.3

4.4
Indenture, dated May 3, 2013, between KCSM and U.S. Bank National Association, as trustee, transfer agent, principal paying agent and registrar, covering up to $450,000,000 of KCSM’s 3.0% Senior Notes due 2023 (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 8, 2013, File No. 333-08322) is incorporated herein by reference as Exhibit 4.4

4.4.1
Form of Rule 144A Restricted Global Note representing the 3.0% Senior Notes due 2023 (previously filed as Exhibit 4.5.1 to the Company’s Registration Statement on Form S-4 filed on August 26, 2013, File No. 333-190820) is incorporated herein by reference as Exhibit 4.4.1

4.4.2
Form of Regulation S Restricted Global Note representing the 3.0% Senior Notes due 2023 (previously filed as Exhibit 4.5.2 to the Company’s Registration Statement on Form S-4 filed on August 26, 2013, File No. 333-190820) is incorporated herein by reference as Exhibit 4.4.2

4.4.3
Special Global Note representing the 3.0% Senior Notes due 2023 (previously filed as Exhibit 4.5.3 to the Company’s Registration Statement on Form S-4 filed on August 26, 2013, File No. 333-190820) is incorporated herein by reference as Exhibit 4.4.3

4.5
Registration Rights Agreement, dated May 3, 2013, among KCSM and J.P. Morgan Securities LLC; Merrill Lynch, Pierce, Fenner & Smith Incorporated; and Morgan Stanley & Co. LLC (previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 8, 2013, File No. 333-08322) is incorporated herein by reference as Exhibit 4.5

4.6
Indenture, dated October 29, 2013, between KCSM and U.S. Bank National Association, as trustee, transfer agent, principal paying agent and registrar, covering up to $250,000,000 of KCSM’s Floating Rate Senior Notes due 2016 (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 30, 2013, File No. 333-08322) is incorporated herein by reference as Exhibit 4.6

4.6.1
Registration Rights Agreement, dated October 29, 2013, among KCSM and J.P. Morgan Securities LLC; Merrill Lynch, Pierce, Fenner & Smith Incorporated; and Morgan Stanley & Co. LLC (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 30, 2013, File No. 333-08322) is incorporated herein by reference as Exhibit 4.6.1

4.6.2
Form of Rule 144A Restricted Global Note representing the Floating Rate Senior Notes due 2016 (previously filed as Exhibit 4.7.2 to the Company’s Registration Statement on Form S-4 filed on November 7, 2013, File No. 333-192179) is incorporated herein by reference as Exhibit 4.6.2

4.6.3
Form of Regulation S Restricted Global Note representing the Floating Rate Senior Notes due 2016 (previously filed as Exhibit 4.7.3 to the Company’s Registration Statement on Form S-4 filed on November 7, 2013, File No. 333-192179) is incorporated herein by reference as Exhibit 4.6.3

4.6.4
Special Global Note representing the Floating Rate Senior Notes due 2016 (previously filed as Exhibit 4.7.4 to the Company’s Registration Statement on Form S-4 filed on November 7, 2013, File No. 333-192179) is incorporated herein by reference as Exhibit 4.6.4

10.1
Concession title granted by the Secretaría de Comunicaciones y Transportes (“SCT”) in favor of Ferrocarril del Noreste, S.A. de C.V. (“FNE”), dated December 2, 1996, together with an English translation (previously filed as Exhibit 2.1 to the Company’s Registration Statement on Form F-4, File No. 333-08322) is incorporated herein by reference as Exhibit 10.1

10.1.1
Amendment, dated February 12, 2001, of concession title granted by SCT in favor of KCSM, formerly known as FNE, December 2, 1996, together with an English translation (previously filed as Exhibit 4.2 to KCSM and Grupo KCSM’s Annual Report on Form 20-F for fiscal year 2000, File No. 333-08322) is incorporated herein by reference as Exhibit 10.1.1

10.1.2
Amendment No. 2, dated November 22, 2006, of concession title granted by SCT in favor of KCSM, formerly known as FNE, December 2, 1996, amended February 12, 2001, together with an English translation (previously filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-4 filed on September 18, 2007, File No. 333-146153) is incorporated herein by reference as Exhibit 10.1.2

10.2
English translation of Employment Agreement, dated as of October 5, 2005, between KCSM and David Weiler Eaton Keener (previously filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-4 on September 13, 2010, File No. 333-169340) is incorporated herein by reference as Exhibit 10.2

10.3
English translation of Employment Agreement, dated as of April 20, 2006, between KCSM and José Guillermo Zozaya Delano (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2006, File No. 333-08322) is incorporated herein by reference as Exhibit 10.3

10.3.1
English translation of Amendment Agreement to the Individual Indefinite Employment Contract of April 20, 2006, dated May 27, 2009, between KCSM and José Guillermo Zozaya Delano (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2009, File No. 333-08322) is incorporated herein by reference as Exhibit 10.3.1

10.4
English translation of Employment Agreement, dated as of January 18, 1999, between KCSM and Oscar Augusto Del Cueto Cuevas (previously filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-4 filed on September 4, 2009, File No. 333-161762) is incorporated herein by reference as Exhibit 10.4

10.5
Loan and Security Agreement, dated as of February 26, 2008, between KCSM and Export Development Canada (previously filed as Exhibit 10.16 of the amendment to the Company’s Registration Statement on Form S-4/A filed on March 26, 2008, File No. 333-146519) is incorporated herein by reference as Exhibit 10.5

10.6
Loan Agreement, dated as of September 24, 2008, between KCSM and DVB Bank AG (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 28, 2008, File No. 333-08322) is incorporated herein by reference as Exhibit 10.6

10.7
Settlement Agreement, dated February 9, 2010, between KCSM and Ferrocarril Mexicano, S.A. de C.V. (“Ferromex”), Ferrosur S.A. de C.V., Minera México, S.A. de C.V., Infraestructura y Transportes Ferroviarios, S.A. de C.V., Infraestructura y Transportes México, S.A. de C.V., Líneas Ferroviarias de México, S.A. de C.V., Grupo Ferroviario Mexicano, S.A. de C.V., and Grupo México, S.A.B. de C.V. 2016 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 10.7

10.8
Trackage Rights Agreement, dated February 9, 2010, between KCSM and Ferromex (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 10.8

10.9
Restatement Agreement, dated November 29, 2012, between KCSM, certain of its subsidiaries named therein as subsidiary guarantors, various financial institutions and other persons from time to time parties (the “Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and collateral agent (in such capacity, the “Collateral Agent”), (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 30, 2012, File No. 333-08322) is incorporated herein by reference as Exhibit 10.9

10.9.1
Second Amended and Restated Credit Agreement, dated November 29, 2012, by and between KCSM, the various financial institutions and other persons from time to time parties thereto ( the “Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders, J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as joint lead arrangers and joint bookrunners and certain other financial institutions party thereto (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 30, 2012, File No. 333-08322) is incorporated herein by reference as Exhibit 10.9.1

10.9.2
Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated January 30, 2014, by and among KCSM, certain of its subsidiaries as guarantors, the various financial institutions parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, issuer and swing line lender, is attached to this Form 10-K as Exhibit 10.9.2

10.10
Form of Loan Agreement between General Electric Capital Corporation and KCSM, dated September 1, 2011 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 21, 2011, File No. 333-08322) is incorporated herein by reference as Exhibit 10.10

10.11
Purchase Agreement, dated April 24, 2013, among KCSM, JPM, Merrill Lynch and Morgan Stanley (previously filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2013, File No. 333-08322) is incorporated herein by reference as Exhibit 10.11

10.12
Purchase Agreement, dated October 24, 2013, among KCSM, the Guarantors, JPM, Merrill Lynch and Morgan Stanley (previously filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2013, File No. 333-08322) is incorporated herein by reference as Exhibit 10.12

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

101
The following financial information from Kansas City Southern de México, S.A. de C.V.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011, (ii) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011, (iv) Consolidated Statements of Changes in Equity for the Three Years ended December 31, 2013, 2012, and 2011, and (v) the Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kansas City Southern de México, S.A. de C.V.

By	/s/ José Guillermo Zozaya Delano
José Guillermo Zozaya Delano
President, Executive Representative and General Manager

January 31, 2014
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on January 31, 2014.

Signature	Title

/s/ David L. Starling	Chairman of the Board of Directors
David L. Starling

/s/ José Guillermo Zozaya Delano	President, Executive Representative and General Manager (Principal Executive Officer)
José Guillermo Zozaya Delano

/s/ Michael W. Upchurch	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Michael W. Upchurch

/s/ Mary K. Stadler	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Mary K. Stadler

/s/ Patrick J. Ottensmeyer	Director
Patrick J. Ottensmeyer

/s/ David R. Ebbrecht	Director
David R. Ebbrecht

/s/ Warren K. Erdman	Director
Warren K. Erdman

/s/ Antonio O. Garza, Jr.	Director
Antonio O. Garza, Jr.

Kansas City Southern de México, S.A. de C.V.
2013 Form 10-K Annual Report
Index to Exhibits

Exhibit	Document
10.9.2
Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated January 30, 2014, by and among KCSM, certain of its subsidiaries as guarantors, the various financial institutions parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, issuer and swing line lender

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of José Guillermo Zozaya Delano, President, Executive Representative and General Manager of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael W. Upchurch, Executive Vice President and Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of José Guillermo Zozaya Delano, President, Executive Representative and General Manager of the Company, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification of Michael W. Upchurch, Executive Vice President and Chief Financial Officer of the Company, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Kansas City Southern de México, S.A. de C.V.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011, (ii) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011, (iv) Consolidated Statements of Changes in Equity for the Three Years ended December 31, 2013, 2012, and 2011, and (v) the Notes to Consolidated Financial Statements