Form 10-Q
period 2014-03-31
Kansas City Southern de Mexico, S.A. de C.V.
filed 2014-04-17
CIK 1055294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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
Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2014: 4,785,510,235
Kansas City Southern de México, S.A. de C.V. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Form 10-Q
March 31, 2014

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Form 10-Q
March 31, 2014
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Introductory Comments
The unaudited Consolidated Financial Statements included herein have been prepared by Kansas City Southern de México, S.A. de C.V. (“KCSM” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). For the purposes of this report, unless the context otherwise requires, all references herein to “KCSM” and the “Company” shall mean Kansas City Southern de México, S.A. de C.V. and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Results for the three months ended March 31, 2014, are not necessarily indicative of the results expected for the full year ending December 31, 2014.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
	2014	2013
	(In millions) (Unaudited)
Revenues	$282.3	$255.3
Operating expenses:
Compensation and benefits	31.8	28.6
Purchased services	36.5	35.8
Fuel	49.8	42.0
Equipment costs	16.4	20.0
Depreciation and amortization	27.8	24.6
Materials and other	15.6	14.7
Lease termination costs	16.3	—
Total operating expenses	194.2	165.7
Operating income	88.1	89.6
Equity in net earnings of unconsolidated affiliate	0.9	0.7
Interest expense	(10.7)	(21.5)
Debt retirement costs	(3.9)	—
Foreign exchange gain	3.2	12.9
Other expense, net	—	(0.1)
Income before income taxes	77.6	81.6
Income tax expense	23.1	27.4
Net income	54.5	54.2
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax of $0.0 million for all periods presented	—	0.6
Comprehensive income	$54.5	$54.8

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(In millions, except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$125.2	$224.8
Accounts receivable, net	112.6	106.4
Related company receivables	20.9	20.0
Materials and supplies	43.0	38.3
Deferred income taxes	69.7	69.1
Other current assets	67.3	77.6
Total current assets	438.7	536.2
Investments	15.6	14.7
Property and equipment (including concession assets), net	2,746.3	2,656.0
Other assets	25.8	28.8
Total assets	$3,226.4	$3,235.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$19.9	$81.8
Accounts payable and accrued liabilities	94.0	87.7
Related company payables	40.9	54.3
Total current liabilities	154.8	223.8
Long-term debt	1,116.1	1,114.4
Related company debt	64.1	64.2
Deferred income taxes	168.2	164.1
Other noncurrent liabilities and deferred credits	7.7	8.2
Total liabilities	1,510.9	1,574.7
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 4,785,510,235 shares authorized and outstanding, issued without par value	286.1	286.1
Additional paid-in capital	243.6	243.6
Retained earnings	1,189.1	1,134.6
Accumulated other comprehensive loss	(3.3)	(3.3)
Total stockholders’ equity	1,715.5	1,661.0
Total liabilities and stockholders’ equity	$3,226.4	$3,235.7

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2014	2013
	(In millions) (Unaudited)
Operating activities:
Net income	$54.5	$54.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27.8	24.6
Deferred income taxes	3.6	(1.6)
Equity in net earnings of unconsolidated affiliate	(0.9)	(0.7)
Debt retirement costs	3.9	—
Changes in working capital items:
Accounts receivable	(6.2)	(13.3)
Related companies	8.2	62.7
Materials and supplies	(4.9)	(9.3)
Other current assets	(12.7)	1.4
Accounts payable and accrued liabilities	14.7	18.1
Other, net	0.1	2.9
Net cash provided by operating activities	88.1	139.0
Investing activities:
Capital expenditures	(33.7)	(33.2)
Purchase or replacement of equipment under operating leases	(85.1)	—
Proceeds from disposal of property	2.4	0.2
Other, net	0.4	(0.1)
Net cash used for investing activities	(116.0)	(33.1)
Financing activities:
Repayment of long-term debt	(68.9)	(5.8)
Repayment of related company debt	—	(59.4)
Debt costs	(2.8)	(0.1)
Net cash used for financing activities	(71.7)	(65.3)
Cash and cash equivalents:
Net increase (decrease) during each period	(99.6)	40.6
At beginning of year	224.8	9.2
At end of period	$125.2	$49.8

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Accounting Policies, Interim Financial Statements and Basis of Presentation
In the opinion of the management of KCSM, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal and recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

2.	Lease Conversion Program
During the fourth quarter of 2013, the Company initiated a multi-year lease conversion program (the “Lease Conversion Program”) to optimize the Company’s capital structure and take advantage of a favorable interest rate environment. This initiative has been funded with a portion of the proceeds from the floating rate senior notes issued during the fourth quarter of 2013 and available cash. As part of the Lease Conversion Program, during the first quarter of 2014, the Company purchased $83.7 million of equipment under existing operating leases and replacement equipment as certain operating leases expired. In the first quarter of 2014, the Company recognized $16.3 million of lease termination costs (included in operating expenses) due to the early termination of certain operating leases and the related purchase of the equipment under the Lease Conversion Program.

3.	Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	March 31, 2014	December 31, 2013
Land	$76.9	$76.9
Concession land rights	141.2	141.2
Road property	2,368.6	2,342.7
Equipment	757.5	662.0
Technology and other	36.6	36.1
Construction in progress	25.9	40.5
Total property	3,406.7	3,299.4
Accumulated depreciation and amortization	660.4	643.4
Property and equipment (including concession assets), net	$2,746.3	$2,656.0
Concession assets, net of accumulated amortization of $451.2 million and $444.1 million, totaled $1,956.4 million and $1,951.0 million at March 31, 2014 and December 31, 2013, respectively.

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

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The Company’s derivative financial instruments are measured at fair value on a recurring basis and consist of foreign currency forward contracts, which are classified as Level 2 instruments. The Company determines the fair value of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets and also takes into consideration the contract terms as well as other inputs, including market currency exchange rates. The fair value of the foreign currency forward contract assets was $3.2 million as of March 31, 2014. There were no outstanding foreign currency forward contracts as of December 31, 2013.
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable and accounts payable. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt, including related company debt, is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $1,173.6 million and $1,215.8 million at March 31, 2014 and December 31, 2013, respectively. The carrying value was $1,200.1 million and $1,260.4 million at March 31, 2014 and December 31, 2013, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as either Level 1 or Level 2 in the fair value hierarchy.

5.	Derivative Instruments
The Company enters into derivative transactions in certain situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions as deemed appropriate.
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of March 31, 2014, the Company did not expect any losses as a result of default of its counterparties.
Foreign Currency Forward Contracts. The Company has net U.S. dollar-denominated liabilities (primarily debt) which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the Mexican peso against the U.S. dollar. This revaluation creates fluctuations in the Company’s income tax expense and the amount of income taxes paid. The Company enters into foreign currency forward contracts to hedge its exposure to this risk. In the first quarter of 2014, the Company entered into foreign currency forward contracts with an aggregate notional amount of $345.0 million. These contracts mature on December 31, 2014, and obligate the Company to purchase a total of Ps.4,642.5 million at a weighted average exchange rate of Ps.13.46 to each U.S. dollar. In the first quarter of 2013, the Company entered into foreign currency forward contracts with an aggregate notional amount of $250.0 million maturing on December 31, 2013. These contracts obligated the Company to purchase a total of Ps.3,275.3 million at a weighted average exchange rate of Ps.13.10 to each U.S. dollar. The Company has not designated any of the foreign currency forward contracts as hedging instruments for accounting purposes. The Company measures the foreign currency forward contracts at fair value each period and recognizes any change in fair value in foreign exchange gain (loss) within the consolidated statements of comprehensive income.
The following table presents the fair value of derivative instruments included in the consolidated balance sheets (in millions):

	Derivative Asset
	Balance Sheet Location	March 31, 2014	December 31, 2013
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$3.2	$—
Total derivative assets		$3.2	$—

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following table presents the amounts included in the consolidated statements of comprehensive income for the three months ended March 31 (in millions):

	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments:		2014	2013
Foreign currency forward contracts	Foreign exchange gain	$3.2	$9.1
Total		$3.2	$9.1

6.	Long-Term Debt

Credit Agreement Amendment and Commercial Paper Program. On January 30, 2014, KCSM entered into agreements to establish a $200 million commercial paper program (the “Commercial Paper Program”). Also on January 30, 2014, KCSM and certain of its subsidiaries that guaranty the 2012 Credit Agreement entered into an amendment to the 2012 Credit Agreement which eliminated certain representations as a condition to borrowing under the revolving facility (the “Revolving Facility”) and provided for same-day availability of borrowed funds if desired by KCSM. The Revolving Facility serves as a backstop for the Commercial Paper Program, which now serves as KCSM’s primary means of short-term funding. As of March 31, 2014, KCSM had no outstanding amount issued under the Commercial Paper Program.

8% Senior Notes. On February 3, 2014, the Company redeemed all of the remaining $62.8 million aggregate principal amount of the 8.0% senior unsecured notes due February 1, 2018, at a redemption price (expressed as a percentage of the principal amount) of 104.0%, using a portion of the proceeds from the floating rate senior unsecured notes due October 28, 2016, issued in the fourth quarter of 2013.

7.	Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), which would expire in 2047 unless extended, KCSM pays concession duty expense of 1.25% of gross revenues. For the three months ended March 31, 2014, the concession duty expense, which is recorded within materials and other in operating expenses, was $3.6 million, compared to $3.4 million for the same period in 2013.
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
The risk of incurring environmental liability is inherent in the railroad industry. As part of serving the petroleum and chemicals industry, the Company transports hazardous materials and has a professional team available to respond to and mitigate environmental issues that might occur in the transport of such materials.
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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness or further weakening in economic trends could have a significant impact on the collectability of KCSM’s receivables and its operating results. If the financial condition of KCSM’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at March 31, 2014.
Income Tax. Tax returns filed for periods after 2007 were filed on a separate company basis and remain open to examination by the taxing authorities. KCSM’s 2007 and 2010 tax returns are currently under examination by the Servicio de Administración Tributaria (the “SAT”), the Mexican equivalent of the U.S. Internal Revenue Service. The Company is litigating an audit assessment from the SAT for the year ended December 31, 2005. The Company believes it is more likely than not that it will prevail in challenging the 2005 assessment. While the outcome of this matter cannot be predicted with certainty, the Company does not believe, when resolved, that this dispute will have a material effect on its consolidated financial statements. However, an unexpected adverse resolution could have a material effect on the consolidated financial statements in a particular quarter or fiscal year.
Tax Contingencies. The Company has not historically assessed Value Added Tax (“VAT”) on international import transportation services provided to its customers based on a written ruling that the Company obtained from the SAT in 2008 stating that such services were exempt from VAT (the “2008 Ruling”). Notwithstanding the 2008 Ruling, in December 2013, the SAT unofficially informed the Company of an intended implementation of a new criteria effective as of January 1, 2014, pursuant to which VAT would be assessed on all international import transportation services on the portion of the services provided within Mexico. Additionally, in November 2013, the SAT filed an action to nullify the 2008 Ruling, potentially exposing the application of the new criteria to open tax years. In February 2014, the Company filed an action opposing the SAT’s nullification action. While the SAT’s unofficial communication to the Company is not enforceable and the 2008 Ruling continues to be in effect, the Company notified its customers in December 2013 of the potential assessment of VAT on international import transportation services as of January 1, 2014, and is addressing required changes in the Company billing systems; however, implementation of any VAT assessment will depend on future developments and guidance expected to be published by the SAT. Due to the pass-through nature of VAT assessed on services provided to customers, the Company does not believe any ultimate requirement to assess VAT on international import transportation services will have a significant effect on its consolidated financial statements. However, unexpected adverse implementation criteria imposed by the SAT for open tax years could have a material effect on the consolidated financial statements of the Company in a particular quarter or fiscal year.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Mexican Regulatory Railroad Service Law. In Mexico, proposed legislation was introduced in 2013 in the House of Deputies to amend certain provisions in the Mexican Regulatory Railroad Service Law. In February 2014, this proposed legislation was approved by the Mexican House of Deputies. The proposed legislation is now before the Mexican Senate for consideration where it is expected to be amended. The Mexican Senate is currently considering implementation legislation for telecommunications, antitrust, energy and election reform and the proposed rail legislation has been set aside and may not be acted on by the Senate in this congressional period which ends on April 30, 2014. If not acted on in the current congressional period, the rail legislation would likely be considered in the next congressional period, which begins September 1, 2014. Because any final legislation is still subject to discussion and change in the Mexican Senate, and requires the signature of the President of Mexico, it is too early to determine what, if any, impact the proposed rail legislation could have on the Mexican railroad industry and its customers. The Mexican Congress is also considering reform of its antitrust laws which if approved would replace the existing antitrust law effective since 1993. Legislation amending the Mexican Regulatory Railroad Service Law and the Mexican antitrust law if approved could have a material adverse effect on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: competition and consolidation within the transportation industry; the business environment in industries that produce and use items shipped by rail; revocation of KCSM’s concession; the termination of, or failure to renew, agreements with customers, other railroads and third parties; interest rates; access to capital; disruptions to the Company’s technology infrastructure, including its computer systems; natural events such as severe weather, hurricanes and floods; market and regulatory responses to climate change; credit risk of customers and counterparties and their failure to meet their financial obligations; legislative and regulatory developments and disputes; rail accidents or other incidents or accidents on KCSM’s rail network or at facilities or customer facilities involving the release of hazardous materials, including toxic inhalation hazards; fluctuation in prices or availability of key materials, in particular diesel fuel; dependency on certain key suppliers of core rail equipment; changes in securities and capital markets; loss of key personnel; labor difficulties, including strikes and work stoppages; insufficiency of insurance to cover lost revenue, profits or other damages; acts of terrorism or risk of terrorist activities; war or risk of war; domestic and international economic conditions; political and economic conditions in Mexico and the level of trade between Mexico and the United States; and the outcome of claims and litigation involving the Company or its subsidiaries. For more discussion about each risk factor, see Part I, Item 1A –“Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which is on file with the U.S. Securities and Exchange Commission (File No. 333-08322) and any updates contained herein. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the timing when, or by which, such performance or results will be achieved. As a result, actual outcomes or results could materially differ from those indicated in forward-looking statements. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements.
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
Critical Accounting Policies and Estimates
The Company’s discussion and analysis of its financial position and results of operations is based upon its consolidated financial statements. The preparation of these consolidated financial statements requires estimation and judgment that affect the reported amounts of revenue, expenses, assets and liabilities. The Company bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the accounting for assets and liabilities that are not readily apparent from other sources. If the estimates differ materially from actual results, the impact on the consolidated financial statements may be material. The Company’s critical accounting policies are disclosed in the 2013 Annual Report on Form 10-K.
First Quarter Analysis
The Company reported an 11% increase in revenues, a 7% increase in revenue per carload/unit and a 3% increase in carload/unit volumes during the three months ended March 31, 2014, as compared to the same period in 2013. Agriculture and minerals revenues increase was driven by a 38% increase in grain volumes and a 19% increase in grain revenue per carload/unit. During the first quarter of 2013, grain volumes and average length of haul were adversely affected as a result of the severe drought conditions experienced in the Midwest region of the United States during 2012. Revenue increases for all other commodity groups were driven by positive pricing impacts or volumes, partially offset by the weakening of the Mexican peso against the U.S. dollar.
Operating expenses increased 17% during the three months ended March 31, 2014, as compared to the same period in 2013, due to lease termination costs and fuel expense, partially offset by the weakening of the Mexican peso against the U.S. dollar. Operating income was $88.1 million for the three months ended March 31, 2014, as compared to $89.6 million for the same period in 2013. Operating expenses as a percentage of revenues increased to 68.8% for the three months ended March 31, 2014, as compared to 64.9% for the same period in 2013.

KCSM’s revenues and operating expenses are affected by fluctuations of the Mexican peso against the U.S. dollar. Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations generally offset, with insignificant net impacts to operating income.
During the fourth quarter of 2013, the Company initiated a multi-year lease conversion program (the “Lease Conversion Program”) to optimize the Company’s capital structure and take advantage of a favorable interest rate environment. This initiative has been funded with a portion of the proceeds from the floating rate senior notes issued during the fourth quarter of 2013 and available cash. As part of the Lease Conversion Program, during the first quarter of 2014, the Company purchased $83.7 million of equipment under existing operating leases and replacement equipment as certain operating leases expired. This initiative is expected to benefit the Company through reduced equipment costs, partially offset by increased depreciation and interest expense. In the first quarter of 2014, the Company recognized $16.3 million of lease termination costs, which is included in operating expenses, due to the early termination of certain operating leases and the the related purchase of the equipment under the Lease Conversion Program.
The Company reported net income of $54.5 million for the three months ended March 31, 2014, compared to net income of $54.2 million for the same period in 2013. A decrease in interest expense was offset by a reduction in foreign exchange gain for the three months ended March 31, 2014, compared to the same period in 2013.
Results of Operations
The following summarizes KCSM’s consolidated statements of comprehensive income components (in millions):

	Three Months Ended		Change Dollars
	March 31,
	2014	2013
Revenues	$282.3	$255.3	$27.0
Operating expenses	194.2	165.7	28.5
Operating income	88.1	89.6	(1.5)
Equity in net earnings of unconsolidated affiliate	0.9	0.7	0.2
Interest expense	(10.7)	(21.5)	10.8
Debt retirement costs	(3.9)	—	(3.9)
Foreign exchange gain	3.2	12.9	(9.7)
Other expense, net	—	(0.1)	0.1
Income before income taxes	77.6	81.6	(4.0)
Income tax expense	23.1	27.4	(4.3)
Net income	$54.5	$54.2	$0.3

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Chemical and petroleum	$53.2	$49.5	7%	23.7	23.7	—	$2,245	$2,089	7%
Industrial and consumer products	69.2	66.8	4%	42.9	43.1	—	1,613	1,550	4%
Agriculture and minerals	47.4	33.1	43%	24.0	19.2	25%	1,975	1,724	15%
Energy	7.3	7.0	4%	7.1	7.1	—	1,028	986	4%
Intermodal	53.9	50.2	7%	115.7	114.5	1%	466	438	6%
Automotive	47.6	44.6	7%	25.8	24.0	8%	1,845	1,858	(1%)
Carload revenues, carloads and units	278.6	251.2	11%	239.2	231.6	3%	$1,165	$1,085	7%
Other revenue	3.7	4.1	(10%)
Total revenues (i)	$282.3	$255.3	11%
(i) Included in revenues:
Fuel surcharge	$42.0	$38.9

Freight revenues include revenue for transportation services and fuel surcharges. For the three months ended March 31, 2014, revenues and carload/unit volumes increased 11% and 3%, respectively, compared to the same period in 2013. Agriculture and minerals revenues increased $14.3 million, compared to the same period in 2013, primarily due to a 38% increase in grain volumes. During the first quarter of 2013, grain volumes and average length of haul were adversely affected as a result of the severe drought conditions experienced in the Midwest region of the United States during 2012. Revenue per carload/unit increased by 7% for the three months ended March 31, 2014, compared to the same period in 2013, due to positive pricing and commodity mix, partially offset by the weakening of the Mexican peso against the U.S. dollar.
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
The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended March 31, 2014
Chemical and petroleum. Revenues increased $3.7 million for the three months ended March 31, 2014, compared to the same period in 2013, due to a 7% increase in revenue per carload/unit. Revenues increased due to positive pricing impacts in petroleum and plastics, partially offset by decreased petroleum volumes due to increased reliance on hydro power.

Revenues by commodity group for the three months ended March 31, 2014
Industrial and consumer products. Revenues increased $2.4 million for the three months ended March 31, 2014, compared to the same period in 2013, due to a 4% increase in revenue per carload/unit. Metals and scrap revenues increased due to positive pricing and increased length of haul.

Agriculture and minerals. Revenues increased $14.3 million for the three months ended March 31, 2014, compared to the same period in 2013, due to a 25% increase in carload/unit volumes and a 15% increase in revenue per carload/unit. Grain volumes and revenue per carload/unit increased 38% and 19%, respectively, as volumes and average length of haul were adversely affected in the first quarter of 2013 as a result of the severe drought conditions experienced in the Midwestern region of the United States during 2012.

Stone, Clay, & Glass 5%
Ores & Minerals 2%
Food Products 26%
Grain 67%

Energy. Revenues increased $0.3 million for the three months ended March 31, 2014, compared to the same period in 2013, due to a 4% increase in revenue per carload/unit. The revenue increase was driven by positive frac sand pricing.

Intermodal. Revenues increased $3.7 million for the three months ended March 31, 2014, compared to the same period in 2013, due to a 6% increase in revenue per carload/unit and a 1% increase in carload/unit volumes. Revenue per carload/unit increased as a result of cross border length of haul and volume growth was driven by conversion of cross border general commodity truck traffic to rail.
Automotive. Revenues increased $3.0 million for the three months ended March 31, 2014, compared to the same period in 2013, due to an 8% increase in carload/unit volumes. Growth was driven by new cross border business and increased import/export volume through the Port of Lazaro Cardenas. This increase in revenues was partially offset by the weakening of the Mexican peso against the U.S. dollar.

Operating Expenses
Operating expenses, as shown below (in millions), increased $28.5 million for the three months ended March 31, 2014, compared to the same period in 2013, due to lease termination costs and fuel expense, partially offset by the weakening of the Mexican peso against the U.S. dollar.

	Three Months Ended
	March 31,		Change
	2014	2013	Dollars	Percent
Compensation and benefits	$31.8	$28.6	$3.2	11%
Purchased services	36.5	35.8	0.7	2%
Fuel	49.8	42.0	7.8	19%
Equipment costs	16.4	20.0	(3.6)	(18%)
Depreciation and amortization	27.8	24.6	3.2	13%
Materials and other	15.6	14.7	0.9	6%
Lease termination costs	16.3	—	16.3	100%
Total operating expenses	$194.2	$165.7	$28.5	17%
Compensation and benefits. Compensation and benefits increased $3.2 million for the three months ended March 31, 2014, compared to the same period in 2013, due to higher carload/unit volumes and annual salary increases, partially offset by the weakening of the Mexican peso against the U.S. dollar.
Purchased services. Purchased services expense increased $0.7 million for the three months ended March 31, 2014, compared to the same period in 2013, due to an increase in locomotive repairs and corporate expenses, partially offset by a decrease in freight car repairs.
Fuel. Fuel expense increased $7.8 million for the three months ended March 31, 2014, compared to the same period in 2013, due to higher diesel fuel prices and consumption. The average price per gallon, including the effects of the weakening of the Mexican peso against the U.S. dollar, was $3.11 for the three months ended March 31, 2014, compared to $2.88 for the same period in 2013.
Equipment costs. Equipment costs decreased $3.6 million for the three months ended March 31, 2014, compared to the same period in 2013, due to lower locomotive lease expense as a result of the purchase of 30 locomotives in June of 2013, which were previously leased by the Company under operating lease agreement and the acquisition of equipment under the Lease Conversion Program. As a result of reduced lease expense from the locomotive lease conversion in 2013 and the activity under the Lease Conversion Program, total equipment costs are expected to decrease by approximately 15% for the year ended December 31, 2014, as compared to the same period in 2013.
Depreciation and amortization. Depreciation and amortization expense increased $3.2 million for the three months ended March 31, 2014, compared to the same period in 2013, due to a larger asset base, including the purchase of 30 locomotives in June 2013, which were previously leased by the Company under an operating lease agreement and the asset acquisitions under the Lease Conversion Program. As a result of expected capital expenditures, the locomotive lease conversion and the asset acquisitions under the Lease Conversion Program, total depreciation and amortization expense is expected to increase by approximately 10% for the year ended December 31, 2014, as compared to the same period in 2013.
Materials and other. Materials and other expense increased $0.9 million for the three months ended March 31, 2014, compared to the same period in 2013, due to higher derailment activity.
Lease termination costs. Lease termination costs were $16.3 million for the three months ended March 31, 2014, due to the early termination of certain operating leases and the related purchase of the equipment under the Lease Conversion Program.
Non-Operating Income and Expenses
Equity in net earnings of unconsolidated affiliate. Equity in earnings from the operations of Ferrocarril y Terminal del Valle de Mexico, S.A. de C.V. (“FTVM”) increased $0.2 million for the three months ended March 31, 2014, compared to the same period in 2013, due to an increase in volumes.

Interest expense. Interest expense decreased $10.8 million for the three months ended March 31, 2014, compared to the same period in 2013, due to lower average interest rates as a result of the Company’s refinancing activities during 2013, partially offset by an increase in average debt balances driven by financing incurred in 2013 to fund the Lease Conversion Program. During the three months ended March 31, 2014, the average debt balances and average interest rates were $1,222.6 million and 3.5% compared to $1,100.2 million and 7.7%, respectively, for the same period in 2013. Interest expense is expected to decrease for the last nine months of 2014, as compared to the same period in 2013, by approximately $6.0 million as a result of the refinancing activities in the second quarter of 2013.
Debt retirement costs. Debt retirement costs were $3.9 million for the three months ended March 31, 2014. During the first quarter of 2014, KCSM recognized debt retirement costs related to the call premium, write-off of unamortized debt issuance costs and the original issue discount associated with the redemption of the 8.0% Senior Notes due February 1, 2018. The Company did not incur debt retirement costs during the first quarter of 2013.
Foreign exchange gain. For the three months ended March 31, 2014 and 2013, foreign exchange gain was $3.2 million and $12.9 million, respectively. Foreign exchange gain includes the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos and the gain on foreign currency forward contracts.
For the three months ended March 31, 2014, the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos resulted in no foreign exchange gain or loss, compared to a foreign exchange gain of $3.8 million for the same period in 2013.
The Company enters into foreign currency forward contracts to hedge its net exposure to fluctuations in income tax obligation due to changes in the value of the Mexican peso against the U.S dollar. For the three months ended March 31, 2014 and 2013, foreign exchange gain on foreign currency forward contracts was $3.2 million and $9.1 million, respectively, due to the strengthening of the forward exchange rate of the Mexican peso against the U.S. dollar.
Other expense, net. Other expense, net, decreased $0.1 million, for the three months ended March 31, 2014 compared to the same period in 2013, due to higher miscellaneous income.
Income tax expense. Income tax expense decreased $4.3 million for the three months ended March 31, 2014, compared to the same period in 2013, due to lower pre-tax income and a lower effective income tax rate in the three months ended March 31, 2014. The components of the effective tax rates for the three months ended March 31, 2014, compared to the same period in 2013 are as follows:

	Three Months Ended
	March 31,
	2014	2013
Income tax expense using the statutory rate in effect	30.0%	30.0%
Tax effect of:
Foreign exchange (i)	0.1%	4.0%
Inflation and other, net	(0.3)%	(0.4)%
Effective tax rate	29.8%	33.6%
(i) Income taxes paid in Mexico are paid in Mexican pesos, and as a result, the effective income tax rate reflects fluctuations in the value of the Mexican peso against the U.S. dollar measured by the forward exchange rate. Most significantly, any gain or loss from the revaluation of net U.S. dollar-denominated monetary liabilities (primarily debt) into Mexican pesos is included in Mexican taxable income under Mexican tax law. As a result, a strengthening of the Mexican peso against the U.S. dollar for the reporting period will generally increase the Mexican cash tax obligation and the effective income tax rate, and a weakening of the Mexican peso against the U.S. dollar for the reporting period will generally decrease the Mexican cash tax obligation and the effective tax rate. To hedge its exposure to this risk, the Company enters into foreign currency forward contracts, which are measured at fair value each period and any change in fair value is recognized in foreign exchange gain (loss) within the consolidated statements of comprehensive income as described above. Refer to Note 5 Derivative Instruments for more information.

Liquidity and Capital Resources
Overview
The Company focuses its cash and capital resources on investing in the business and optimizing its capital structure.
The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt capital markets, and other available financing resources will be sufficient to fund anticipated operating expenses, capital expenditures, debt service costs and other commitments in the foreseeable future. The Company’s current financing instruments contain restrictive covenants which limit or preclude certain actions; however, the covenants are structured such that the Company has sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of March 31, 2014.
Though KCSM’s cash flows from operations are expected to be sufficient to fund operations, capital expenditures and debt service, the Company may, from time to time, incur debt to refinance existing indebtedness, purchase equipment under operating leases, or to fund equipment additions or new investments.
During the fourth quarter of 2013, the Company initiated the Lease Conversion Program to optimize the Company’s capital structure and take advantage of a favorable interest rate environment. This initiative has been funded with a portion of the proceeds from the floating rate senior notes issued during the fourth quarter of 2013 and available cash. As part of the Lease Conversion Program, during the first quarter of 2014, the Company purchased $83.7 million of equipment under existing operating leases and replacement equipment as certain operating leases expired.
On March 31, 2014, total available liquidity (the unrestricted cash balance plus revolving credit facility and commercial paper program availability) was $325.2 million.
In January 2014, the Company amended its credit agreement to eliminate certain representations as a condition to borrowing under the revolving facility. In addition, the Company established a $200.0 million commercial paper program. The Company’s revolving facility serves as a backstop for the commercial paper program and this commercial paper program serves as the Company’s primary means of short-term funding. The three primary rating agencies have rated the KCSM commercial paper programs as investment grade. As of March 31, 2014, KCSM had no outstanding amount issued under the commercial paper program.
8.0% Senior Notes. On February 3, 2014, the Company redeemed all of the remaining $62.8 million aggregate principal amount of the 8.0% senior unsecured notes due February 1, 2018, at a redemption price (expressed as a percentage of the principal amount) of 104.0%, using a portion of the proceeds from the floating rate senior unsecured notes due October 28, 2016, issued in the fourth quarter of 2013.
For additional discussion of the agreements representing the indebtedness of KCSM, see “Item 8 Financial Statements and Supplemental Data – Note 6. Long-Term Debt” in KCSM’s Annual Report on Form 10-K for the year ended December 31, 2013.
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

Cash Flow Information
Summary cash flow data follows (in millions):

	Three Months Ended
	March 31,
	2014	2013
Cash flows provided by (used for):
Operating activities	$88.1	$139.0
Investing activities	(116.0)	(33.1)
Financing activities	(71.7)	(65.3)
Net increase (decrease) in cash and cash equivalents	(99.6)	40.6
Cash and cash equivalents beginning of year	224.8	9.2
Cash and cash equivalents end of period	$125.2	$49.8
Cash flows from operating activities decreased $50.9 million for the three month period ended March 31, 2014, compared to the same period in 2013, due to a decrease in changes in working capital items, resulting mainly from the timing of certain payments and receipts. Net cash used for investing activities increased $82.9 million, due to an increase in the purchase or replacement of equipment under operating leases. Additional information regarding capital expenditures is provided below. Net cash used for financing activities increased $6.4 million due to an increase in the repayment of debt and associated debt cost payments incurred during 2013.
Capital Expenditures
KCSM has funded, and expects to continue to fund capital expenditures with operating cash flows, debt financing and equipment leases.
The following table summarizes capital expenditures by type (in millions):

	Three Months Ended
	March 31,
	2014	2013
Roadway capital program	$20.8	$22.4
Locomotive and freight cars	3.5	7.5
Information technology	1.3	0.8
Capacity	0.7	2.1
Other	0.2	0.2
Total capital expenditures (accrual basis)	26.5	33.0
Change in capital accruals	7.2	0.2
Total cash capital expenditures	$33.7	$33.2

Purchase or replacement of equipment under operating leases (accrual basis)	$83.7	$—
Change in capital accruals	1.4	—
Total cash purchase or replacement of equipment under operating leases	$85.1	$—
Generally, the Company’s capital program consists of capital replacement. For 2014, internally generated cash flows are expected to fund cash capital expenditures, which are currently estimated to be between $165.0 million and $185.0 million. In addition, proceeds from the fourth quarter 2013 debt issuance and internally generated cash flows are expected to fund the purchase or replacement of equipment under the Lease Conversion Program, which are currently estimated to be between $90.0 million and $100.0 million in 2014.

Other Matters
KCSM Servicios union employees are covered by one labor agreement, which was signed on June 23, 1997, between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”), for a term of fifty years, for the purpose of regulating the relationship between the parties. Approximately 80% of KCSM Servicios employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. On April 8, 2014, compensation terms and all other benefits covering the period from July 1, 2013 through June 30, 2014, were finalized between KCSM Servicios and the Mexican Railroad Union. KCSM Servicios provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. The union labor negotiations with the Mexican Railroad Union have not historically resulted in any strike, boycott or other disruption in KCSM’s business operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Omitted pursuant to General Instruction H(2)(c) of Form 10-Q.

Item 4.	Controls and Procedures
(a) Disclosure Controls and Procedures.
As of the end of the period for which this Quarterly Report on Form 10-Q is filed, the Company’s President, Executive Representative and General Manager and Chief Financial Officer have each reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the President, Executive Representative and General Manager and Chief Financial Officer have each concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the President, Executive Representative and General Manager and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control over Financial Reporting.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
For information related to the Company’s legal proceedings, see Note 7 “Commitments and Contingencies,” under Part I, Item 1, of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors
There were no material changes during the quarter to the Risk Factors disclosed in Item 1A, “Risk Factors,” in KCSM’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

101
The following unaudited financial information from Kansas City Southern de México, S.A. de C.V.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (ii) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) the Notes to Consolidated Financial Statements.

Exhibit No.	Description of Exhibits Incorporated by Reference

10.1
Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated January 30, 2014, by and among KCSM, certain of its subsidiaries as guarantors, the various financial institutions parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, issuer and swing line lender (previously filed as Exhibit 10.9.2 to the Company’s Annual Report on Form 10-K filed on January 31, 2014, File No. 333-08322) is incorporated herein by reference as Exhibit 10.1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on April 16, 2014.

Kansas City Southern de México, S.A. de C.V.

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Chief Financial Officer
(Principal Financial Officer)

/s/ MARY K. STADLER
Mary K. Stadler
Chief Accounting Officer
(Principal Accounting Officer)