Form 10-Q
period 2014-06-30
Kansas City Southern de Mexico, S.A. de C.V.
filed 2014-07-18
CIK 1055294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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
Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2014: 4,785,510,235
Kansas City Southern de México, S.A. de C.V. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Form 10-Q
June 30, 2014

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Form 10-Q
June 30, 2014
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Introductory Comments
The unaudited consolidated financial statements included herein have been prepared by Kansas City Southern de México, S.A. de C.V. (“KCSM” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). For the purposes of this report, unless the context otherwise requires, all references herein to “KCSM” and the “Company” shall mean Kansas City Southern de México, S.A. de C.V. and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Results for the three and six months ended June 30, 2014, are not necessarily indicative of the results expected for the full year ending December 31, 2014.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions) (Unaudited)
Revenues	$305.5	$266.5	$587.8	$521.8
Operating expenses:
Compensation and benefits	34.5	31.4	66.3	60.0
Purchased services	38.6	33.7	75.1	69.5
Fuel	54.6	44.6	104.4	86.6
Equipment costs	15.9	18.9	32.3	38.9
Depreciation and amortization	28.4	25.3	56.2	49.9
Materials and other	16.9	19.6	32.5	34.3
Lease termination costs	3.8	—	20.1	—
Total operating expenses	192.7	173.5	386.9	339.2
Operating income	112.8	93.0	200.9	182.6
Equity in net earnings of unconsolidated affiliate	1.1	0.4	2.0	1.1
Interest expense	(10.3)	(14.5)	(21.0)	(36.0)
Debt retirement costs	—	(109.9)	(3.9)	(109.9)
Foreign exchange gain (loss)	5.3	(17.5)	8.5	(4.6)
Other expense, net	(2.1)	—	(2.1)	(0.1)
Income (loss) before income taxes	106.8	(48.5)	184.4	33.1
Income tax expense (benefit)	31.5	(13.1)	54.6	14.3
Net income (loss)	75.3	(35.4)	129.8	18.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0.0 million for all periods presented	—	(0.7)	—	(0.1)
Comprehensive income (loss)	$75.3	$(36.1)	$129.8	$18.7

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(In millions, except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$178.0	$224.8
Accounts receivable, net	126.1	106.4
Related company receivables	24.5	20.0
Materials and supplies	40.1	38.3
Deferred income taxes	69.9	69.1
Other current assets	45.4	77.6
Total current assets	484.0	536.2
Investments	15.2	14.7
Property and equipment (including concession assets), net	2,773.7	2,656.0
Other assets	24.1	28.8
Total assets	$3,297.0	$3,235.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$19.8	$81.8
Accounts payable and accrued liabilities	93.4	87.7
Related company payables	23.3	54.3
Total current liabilities	136.5	223.8
Long-term debt	1,112.4	1,114.4
Related company debt	79.9	64.2
Deferred income taxes	170.4	164.1
Other noncurrent liabilities and deferred credits	7.0	8.2
Total liabilities	1,506.2	1,574.7
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 4,785,510,235 shares authorized and outstanding, issued without par value	286.1	286.1
Additional paid-in capital	243.6	243.6
Retained earnings	1,264.4	1,134.6
Accumulated other comprehensive loss	(3.3)	(3.3)
Total stockholders’ equity	1,790.8	1,661.0
Total liabilities and stockholders’ equity	$3,297.0	$3,235.7

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2014	2013
	(In millions) (Unaudited)
Operating activities:
Net income	$129.8	$18.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56.2	49.9
Deferred income taxes	5.4	3.8
Equity in net earnings of unconsolidated affiliate	(2.0)	(1.1)
Distributions from unconsolidated affiliate	1.5	1.5
Debt retirement costs	3.9	109.9
Changes in working capital items:
Accounts receivable	(19.7)	(6.3)
Related companies	(4.4)	71.9
Materials and supplies	(1.9)	(15.0)
Other current assets	1.3	(29.6)
Accounts payable and accrued liabilities	12.2	6.5
Other, net	0.3	1.9
Net cash provided by operating activities	182.6	212.2
Investing activities:
Capital expenditures	(76.5)	(78.4)
Purchase or replacement of equipment under operating leases	(98.2)	(66.5)
Proceeds from disposal of property	4.4	1.4
Other, net	1.1	(0.4)
Net cash used for investing activities	(169.2)	(143.9)
Financing activities:
Proceeds from issuance of long-term debt	—	927.8
Repayment of long-term debt	(72.7)	(882.1)
Proceeds from related company debt	15.6	52.5
Repayment of related company debt	—	(59.4)
Debt costs	(3.1)	(100.5)
Net cash used for financing activities	(60.2)	(61.7)
Cash and cash equivalents:
Net increase (decrease) during each period	(46.8)	6.6
At beginning of year	224.8	9.2
At end of period	$178.0	$15.8

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Accounting Policies, Interim Financial Statements and Basis of Presentation
In the opinion of the management of KCSM, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal and recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.
KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly-owned subsidiary of Kansas City Southern (“KCS”), provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. This market-based rate is determined by applying percentage mark-ups to amounts paid by KCSM Servicios to its employees and vendors. For comparative purposes, amounts paid to KCSM Servicios are classified according to the nature of the services provided to KCSM and the percentage mark-up portion of payments to KCSM Servicios is included within materials and other expense.
In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled in exchange for those goods or services. The standard will be effective for the Company beginning in the first quarter of 2017 and early adoption is not permitted. The new standard permits the use of either the retrospective or cumulative effect transition method on adoption. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures, including which transition method it will adopt.

2.	Lease Termination Costs
In the first half of 2014, the Company purchased $96.8 million of equipment under existing operating leases and replacement equipment as certain operating leases expired. These purchases have been funded with a portion of the proceeds from the floating rate senior notes issued during the fourth quarter of 2013 and available cash. For the three and six months ended June 30, 2014, the Company recognized $3.8 million and $20.1 million, respectively, of lease termination costs (included in operating expenses) due to the early termination of certain operating leases and the related purchase of the equipment.

3.	Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	June 30, 2014	December 31, 2013
Land	$76.9	$76.9
Concession land rights	141.2	141.2
Road property	2,385.0	2,342.7
Equipment	779.1	662.0
Technology and other	38.7	36.1
Construction in progress	32.6	40.5
Total property	3,453.5	3,299.4
Accumulated depreciation and amortization	679.8	643.4
Property and equipment (including concession assets), net	$2,773.7	$2,656.0
Concession assets, net of accumulated amortization of $458.9 million and $444.1 million, totaled $1,969.2 million and $1,951.0 million at June 30, 2014 and December 31, 2013, respectively.

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
The Company’s derivative financial instruments are measured at fair value on a recurring basis and consist of foreign currency forward contracts, which are classified as Level 2 instruments. The Company determines the fair value of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets and also takes into consideration the contract terms as well as other inputs, including market currency exchange rates. The fair value of the foreign currency forward contract assets was $8.7 million as of June 30, 2014. There were no outstanding foreign currency forward contracts as of December 31, 2013.
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable and accounts payable. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt, including related company debt, is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $1,195.3 million and $1,215.8 million at June 30, 2014 and December 31, 2013, respectively. The carrying value was $1,212.1 million and $1,260.4 million at June 30, 2014 and December 31, 2013, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as either Level 1 or Level 2 in the fair value hierarchy.

5.	Derivative Instruments
The Company enters into derivative transactions in certain situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions as deemed appropriate.
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of June 30, 2014, the Company did not expect any losses as a result of default of its counterparties.
Foreign Currency Forward Contracts. The Company has net U.S. dollar-denominated liabilities (primarily debt) which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the Mexican peso against the U.S. dollar. This revaluation creates fluctuations in the Company’s income tax expense and the amount of income taxes paid. The Company enters into foreign currency forward contracts to hedge its exposure to this risk. In the first quarter of 2014, the Company entered into foreign currency forward contracts with an aggregate notional amount of $345.0 million. These contracts mature on December 31, 2014, and obligate the Company to purchase a total of Ps.4,642.5 million at a weighted average exchange rate of Ps.13.46 to each U.S. dollar. In the first half of 2013, the Company entered into foreign currency forward contracts with an aggregate notional amount of $325.0 million maturing on December 31, 2013. These contracts obligated the Company to purchase a total of Ps.4,202.3 million at a weighted average exchange rate of Ps.12.93 to each U.S. dollar. The Company has not designated any of the foreign currency forward contracts as hedging instruments for accounting purposes. The Company measures the foreign currency forward contracts at fair value each period and recognizes any change in fair value in foreign exchange gain (loss) within the consolidated statements of comprehensive income (loss).

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following table presents the fair value of derivative instruments included in the consolidated balance sheets (in millions):

	Derivative Assets
	Balance Sheet Location	June 30, 2014	December 31, 2013
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$8.7	$—
Total derivative assets		$8.7	$—
The following table presents the amounts included in the consolidated statements of comprehensive income (loss):

	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three months ended		Six months ended
		June 30,		June 30,
Derivatives not designated as hedging instruments:		2014	2013	2014	2013
Foreign currency forward contracts	Foreign exchange gain (loss)	$5.5	$(14.1)	$8.7	$(5.0)
Total		$5.5	$(14.1)	$8.7	$(5.0)

6.	Long-Term Debt

Credit Agreement Amendment and Commercial Paper Program. On January 30, 2014, KCSM entered into agreements to establish a $200 million commercial paper program (the “Commercial Paper Program”). Also on January 30, 2014, KCSM and certain of its subsidiaries that guaranty the 2012 Credit Agreement entered into an amendment to the 2012 Credit Agreement which eliminated certain representations as a condition to borrowing under the revolving facility (the “Revolving Facility”) and provided for same-day availability of borrowed funds if desired by KCSM. The Revolving Facility serves as a backstop for the Commercial Paper Program, which generally serves as KCSM’s primary means of short-term funding. As of June 30, 2014, KCSM had no outstanding amount issued under the Commercial Paper Program.

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
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), which would expire in 2047 unless extended, KCSM pays concession duty expense of 1.25% of gross revenues. For the three and six months ended June 30, 2014, the concession duty expense, which is recorded within materials and other in operating expenses, was $4.0 million and $7.6 million, respectively, compared to $3.4 million and $6.8 million for the same periods in 2013.
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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness or further weakening in economic trends could have a significant impact on the collectability of KCSM’s receivables and its operating results. If the financial condition of KCSM’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at June 30, 2014.
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
Tax Contingencies. The Company has not historically assessed Value Added Tax (“VAT”) on international import transportation services provided to its customers based on a written ruling that the Company obtained from the SAT in 2008 stating that such services were exempt from VAT (the “2008 Ruling”). Notwithstanding the 2008 Ruling, in December 2013, the SAT unofficially informed the Company of an intended implementation of a new criteria effective as of January 1, 2014, pursuant to which VAT would be assessed on all international import transportation services on the portion of the services provided within Mexico. Additionally, in November 2013, the SAT filed an action to nullify the 2008 Ruling, potentially exposing the application of the new criteria to open tax years. In February 2014, the Company filed an action opposing the SAT’s nullification action. While the SAT’s unofficial communication to the Company is not enforceable and the 2008 Ruling continues to be in effect, the Company notified its customers in December 2013 of the potential assessment of VAT on international import transportation services as of January 1, 2014, and is considering potential changes to the Company billing

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

systems; however, implementation of any VAT assessment will depend on future developments and guidance expected to be published by the SAT. Due to the pass-through nature of VAT assessed on services provided to customers, the Company does not believe any ultimate requirement to assess VAT on international import transportation services will have a significant effect on its consolidated financial statements. However, unexpected adverse implementation criteria imposed by the SAT for open tax years could have a material effect on the consolidated financial statements of the Company in a particular quarter or fiscal year.
Mexican Legislation. In Mexico, proposed legislation was introduced in 2013 in the House of Deputies to amend certain provisions in the Mexican Regulatory Railroad Service Law. In February 2014, this proposed legislation was approved by the Mexican House of Deputies. The proposed legislation was not acted on by the Mexican Senate in the congressional period which ended on April 30, 2014, and is expected to be considered in the next congressional period, which begins September 1, 2014. Because any final legislation is still subject to discussion and revision in the Mexican Senate, and requires the signature of the President of Mexico, it is too early to determine what, if any, impact the proposed rail legislation could have on the Mexican railroad industry and its customers.
In May 2014, new Mexican antitrust legislation was approved, and became effective on July 7, 2014. This new law replaces antitrust law that had been effective since 1993. The Company will continue to evaluate the Mexican government’s implementation of this legislation.

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
Overview
KCSM  operates a key commercial corridor of the Mexican railroad system, with the shortest, most direct rail passageway between Mexico City and Laredo, Texas. KCSM serves most of Mexico’s principal industrial cities and three of its major seaports through its 50-year concession (the “Concession”) from the Mexican government, which could expire in 2047 unless extended.  KCSM’s rail lines provide exclusive rail access to the United States and Mexico border crossing at Nuevo Laredo, Tamaulipas, the largest rail freight interchange point between the United States and Mexico. Under the Concession, KCSM has the right to control and operate the southern half of the rail bridge at Laredo, Texas, which spans the Rio Grande River between the United States and Mexico. KCSM’s ultimate parent, Kansas City Southern (“KCS”), controls the northern half of the bridge through its wholly-owned subsidiary Mexrail, Inc.
KCSM Servicios, S.A. de C.V. (“KCSM Servicios”), a wholly-owned subsidiary of KCS, provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. This market-based rate is determined by applying a percentage mark-up to amounts paid by KCSM Servicios to its employees and vendors. For comparative purposes, amounts paid to KCSM Servicios are classified according to the nature of the services provided to KCSM and the percentage mark-up portion of payments to KCSM Servicios is included within materials and other expense.
Second Quarter Analysis
The Company reported a 15% increase in revenues, an 8% increase in revenue per carload/unit and a 6% increase in carload/unit volumes during the three months ended June 30, 2014, as compared to the same period in 2013. The agriculture and minerals revenues increase was driven by a 34% increase in grain volumes and a 20% increase in grain revenue per carload/unit. During the first half of 2013, grain volumes and average length of haul were adversely affected as a result of the severe drought conditions experienced in the Midwest region of the United States during 2012. Revenue increases for other commodity groups were driven by carload/unit volumes and positive pricing impacts.
Operating expenses increased $19.2 million during the three months ended June 30, 2014, as compared to the same period in 2013, due to higher carload/unit volumes and lease termination costs, partially offset by the weakening of the Mexican peso against the U.S. dollar. Operating expenses as a percentage of revenues decreased to 63.1% for the three months ended June 30, 2014, as compared to 65.1% for the same period in 2013.
KCSM’s revenues and operating expenses are affected by fluctuations of the Mexican peso against the U.S. dollar. Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations generally offset, with insignificant net impacts to operating income.
During the second quarter of 2014, the Company purchased $13.1 million of equipment under existing operating leases and replacement equipment as certain operating leases expired. These purchases have been funded with a portion of the proceeds from the floating rate senior notes issued during the fourth quarter of 2013 and available cash. The Company also recognized $3.8 million of lease termination costs during the second quarter of 2014, which is included in operating expenses, due to the early termination of certain operating leases and the related purchase of the equipment.
The Company reported net income of $75.3 million for the three months ended June 30, 2014, compared to net loss of $35.4 million for the same period in 2013. The increase in net income is attributable to $109.9 million of debt retirement costs recognized in 2013. In addition, net income increased due to higher foreign exchange gain and operating income for the three months ended June 30, 2014, as compared to the same period in 2013.
Results of Operations
The following summarizes KCSM’s consolidated statements of comprehensive income (loss) components (in millions):

	Three Months Ended		Change Dollars
	June 30, 2014
	2014	2013
Revenues	$305.5	$266.5	$39.0
Operating expenses	192.7	173.5	19.2
Operating income	112.8	93.0	19.8
Equity in net earnings of unconsolidated affiliate	1.1	0.4	0.7
Interest expense	(10.3)	(14.5)	4.2
Debt retirement costs	—	(109.9)	109.9
Foreign exchange gain (loss)	5.3	(17.5)	22.8
Other expense, net	(2.1)	—	(2.1)
Income (loss) before income taxes	106.8	(48.5)	155.3
Income tax expense (benefit)	31.5	(13.1)	44.6
Net income (loss)	$75.3	$(35.4)	$110.7

The following summarizes KCSM’s consolidated statements of comprehensive income components (in millions):

	Six Months Ended		Change Dollars
	June 30,
	2014	2013
Revenues	$587.8	$521.8	$66.0
Operating expenses	386.9	339.2	47.7
Operating income	200.9	182.6	18.3
Equity in net earnings of unconsolidated affiliate	2.0	1.1	0.9
Interest expense	(21.0)	(36.0)	15.0
Debt retirement costs	(3.9)	(109.9)	106.0
Foreign exchange gain (loss)	8.5	(4.6)	13.1
Other expense, net	(2.1)	(0.1)	(2.0)
Income before income taxes	184.4	33.1	151.3
Income tax expense	54.6	14.3	40.3
Net income	$129.8	$18.8	$111.0
Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	June 30,			June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Chemical and petroleum	$57.8	$53.7	8%	26.0	25.5	2%	$2,223	$2,106	6%
Industrial and consumer products	70.3	63.4	11%	44.4	41.1	8%	1,583	1,543	3%
Agriculture and minerals	51.8	37.8	37%	25.9	21.4	21%	2,000	1,766	13%
Energy	7.7	8.2	(6%)	7.6	7.6	—	1,013	1,079	(6%)
Intermodal	60.6	55.0	10%	125.6	123.4	2%	482	446	8%
Automotive	52.4	43.0	22%	27.2	22.8	19%	1,926	1,886	2%
Carload revenues, carloads and units	300.6	261.1	15%	256.7	241.8	6%	$1,171	$1,080	8%
Other revenue	4.9	5.4	(9%)
Total revenues (i)	$305.5	$266.5	15%
(i) Included in revenues:
Fuel surcharge	$46.3	$42.9

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,			June 30,			June 30,
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Chemical and petroleum	$111.0	$103.2	8%	49.7	49.2	1%	$2,233	$2,098	6%
Industrial and consumer products	139.5	130.2	7%	87.3	84.2	4%	1,598	1,546	3%
Agriculture and minerals	99.2	70.9	40%	49.9	40.6	23%	1,988	1,746	14%
Energy	15.0	15.2	(1%)	14.7	14.7	—	1,020	1,034	(1%)
Intermodal	114.5	105.2	9%	241.3	237.9	1%	475	442	7%
Automotive	100.0	87.6	14%	53.0	46.8	13%	1,887	1,872	1%
Carload revenues, carloads and units	579.2	512.3	13%	495.9	473.4	5%	$1,168	$1,082	8%
Other revenue	8.6	9.5	(9%)
Total revenues (i)	$587.8	$521.8	13%
(i) Included in revenues:
Fuel surcharge	$88.3	$81.8

Freight revenues include revenue for transportation services and fuel surcharges. For the three months ended June 30, 2014, revenues and carload/unit volumes increased 15% and 6%, respectively, compared to the same period in 2013. For the six months ended June 30, 2014, revenues and carload/unit volumes increased 13% and 5%, respectively, compared to the same period in 2013. Agriculture and minerals revenues increased $14.0 million and $28.3 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, due to an increase of 34% and 36%, respectively, in grain volumes. During the first half of 2013, grain volumes and average length of haul were adversely affected as a result of the severe drought conditions experienced in the Midwest region of the United States during 2012. The Company expects revenue growth rates for the second half of 2014 to decline from growth rates for the first half of 2014, reflecting the improved grain shipments in the second half of 2013.
Revenue per carload/unit increased by 8% for the three and six months ended June 30, 2014, compared to the same periods in 2013, due to positive pricing impacts and commodity mix.
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

The following discussion provides an analysis of revenues by commodity group:

Revenues by commodity group for the three months ended June 30, 2014
Chemical and petroleum. Revenues increased $4.1 million for the three months ended June 30, 2014, compared to the same period in 2013, due to a 6% increase in revenue per carload/unit and a 2% increase in carload/unit volumes. Revenues increased $7.8 million for the six months ended June 30, 2014, compared to the same period in 2013, due to a 6% increase in revenue per carload/unit and a 1% increase in carload/unit volumes. Revenues increased due to positive pricing impacts in petroleum and plastics. Volumes increased due to new chemical business, partially offset by decreased petroleum volumes due to increased reliance on hydro power during the first quarter of 2014.

Industrial and consumer products. Revenues increased $6.9 million for the three months ended June 30, 2014, compared to the same period in 2013, due to an 8% increase in carload/unit volumes and a 3% increase in revenue per carload/unit. Revenues increased $9.3 million for the six months ended June 30, 2014, compared to the same period in 2013, due to a 4% increase in carload/unit volumes and a 3% increase in revenue per carload/unit. Metals and scrap revenues increased due to strong demand, positive pricing and increased length of haul.

Agriculture and minerals. Revenues increased $14.0 million for the three months ended June 30, 2014, compared to the same period in 2013, due to a 21% increase in carload/unit volumes and a 13% increase in revenue per carload/unit. Revenues increased $28.3 million for the six months ended June 30, 2014, compared to the same period in 2013, due to a 23% increase in carload/unit volumes and a 14% increase in revenue per carload/unit. Grain volumes increased 34% and 36%, respectively and revenue per carload/unit increased 20% in both periods, as volumes and average length of haul were adversely affected in the first half of 2013 as a result of the severe drought conditions experienced in the Midwestern region of the United States during 2012. The Company expects revenue growth rates for the second half of 2014 to decline from growth rates for the first half of 2014, reflecting the improved grain shipments in the second half of 2013.

Stone, Clay, & Glass 6%
Ores & Minerals 2%
Food Products 25%
Grain 67%

Revenues by commodity group for the three months ended June 30, 2014
Energy. Revenues decreased $0.5 million for the three months ended June 30, 2014, compared to the same period in 2013, due to a 6% decrease in revenue per carload/unit. Revenues decreased $0.2 million for the six months ended June 30, 2014, compared to the same period in 2013, due to a 1% decrease in revenue per carload/unit. These revenue decreases were driven by the weakening of the Mexican peso against the U.S. dollar.

Intermodal. Revenues increased $5.6 million for the three months ended June 30, 2014, compared to the same period in 2013, due to an 8% increase in revenue per carload/unit and a 2% increase in carload/unit volumes. Revenues increased $9.3 million for the six months ended June 30, 2014, compared to the same period in 2013, due to a 7% increase in revenue per carload/unit and a 1% increase in carload/unit volumes. Revenue per carload/unit increased as a result of cross border length of haul and pricing.
Automotive. Revenues increased $9.4 million for the three months ended June 30, 2014, compared to the same period in 2013, due to a 19% increase in carload/unit volumes and a 2% increase in revenue per carload/unit. Revenues increased $12.4 million for the six months ended June 30, 2014, compared to the same period in 2013, due to a 13% increase in carload/unit volumes. Growth was driven by new cross border business and an increase in import/export volumes through the Port of Lazaro Cardenas. In addition, volumes increased as a result of a customer’s temporary plant shutdown during the second quarter of 2013. These increases in revenues were partially offset by the weakening of the Mexican peso against the U.S. dollar.
Operating Expenses
Operating expenses, as shown below (in millions), increased $19.2 million and $47.7 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, due to higher carload/unit volumes and lease termination costs, partially offset by the weakening of the Mexican peso against the U.S. dollar.

	Three Months Ended
	June 30,		Change
	2014	2013	Dollars	Percent
Compensation and benefits	$34.5	$31.4	$3.1	10%
Purchased services	38.6	33.7	4.9	15%
Fuel	54.6	44.6	10.0	22%
Equipment costs	15.9	18.9	(3.0)	(16%)
Depreciation and amortization	28.4	25.3	3.1	12%
Materials and other	16.9	19.6	(2.7)	(14%)
Lease termination costs	3.8	—	3.8	100%
Total operating expenses	$192.7	$173.5	$19.2	11%

	Six Months Ended
	June 30,		Change
	2014	2013	Dollars	Percent
Compensation and benefits	$66.3	$60.0	$6.3	11%
Purchased services	75.1	69.5	5.6	8%
Fuel	104.4	86.6	17.8	21%
Equipment costs	32.3	38.9	(6.6)	(17%)
Depreciation and amortization	56.2	49.9	6.3	13%
Materials and other	32.5	34.3	(1.8)	(5%)
Lease termination costs	20.1	—	20.1	100%
Total operating expenses	$386.9	$339.2	$47.7	14%
Compensation and benefits. Compensation and benefits increased $3.1 million and $6.3 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, due to higher carload/unit volumes and annual salary rate increases, partially offset by the weakening of the Mexican peso against the U.S. dollar.
Purchased services. Purchased services expense increased $4.9 million and $5.6 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, due to increases in track maintenance expense, equipment repairs and corporate expenses.
Fuel. Fuel expense increased $10.0 million and $17.8 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, due to higher consumption and diesel fuel prices. The average price per gallon, including the effects of the weakening of the Mexican peso against the U.S. dollar, was $3.23 and $3.17 for the three and six months ended June 30, 2014, respectively, compared to $3.00 and $2.94 for the same periods in 2013.
Equipment costs. Equipment costs decreased $3.0 million and $6.6 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, due to lower lease expense as a result of the purchase of equipment under existing operating leases and replacement equipment as certain operating leases expired. As a result of reduced lease expense from the conversion of equipment from leased to owned, total equipment costs are expected to decrease by approximately 20% for the year ended December 31, 2014, as compared to the same period in 2013.
Depreciation and amortization. Depreciation and amortization expense increased $3.1 million and $6.3 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, due to a larger asset base, including the purchase of equipment under existing operating leases and replacement equipment as certain operating leases expired. As a result of expected capital expenditures and the conversion of equipment from leased to owned, total depreciation and amortization expense is expected to increase by approximately 10% for the year ended December 31, 2014, as compared to the same period in 2013.
Materials and other. Materials and other expense decreased $2.7 million and $1.8 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, due to decreases in casualty expense and lower market-based premiums for employee services paid to KCSM Servicios. These decreases were partially offset by an increase in concession duty expense.
Lease termination costs. Lease termination costs were $3.8 million and $20.1 million for the three and six months ended June 30, 2014, respectively, due to the early termination of certain operating leases and the related purchase of the equipment.
Non-Operating Income and Expenses
Equity in net earnings of unconsolidated affiliate. Equity in net earnings from the operations of Ferrocarril y Terminal del Valle de Mexico, S.A. de C.V. (“FTVM”) increased $0.7 million and $0.9 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, due to an increase in volumes.
Interest expense. Interest expense decreased $4.2 million and $15.0 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, due to lower average interest rates as a result of the Company’s refinancing activities during 2013, partially offset by higher average debt balances driven by financing incurred in the second half of 2013 to fund the acquisition of equipment under existing operating leases and replacement equipment as certain operating leases expired. During the three and six months ended June 30, 2014, the average debt balances were $1,209.3 million and $1,216.0 million, respectively, compared to $1,112.9 million and $1,106.6 million for the same periods in 2013.

Average interest rates during the three and six months ended June 30, 2014 were 3.3% and 3.4%, respectively, compared to 5.2% and 6.4% for the same periods in 2013.
Debt retirement costs. Debt retirement costs were $109.9 million for the three months ended June 30, 2013. The Company did not incur debt retirement costs during the second quarter of 2014. For the six months ended June 30, 2014 and 2013, debt retirement costs were $3.9 million and $109.9 million, respectively. The debt retirement costs include tender and call premiums, original issue discounts and the write-off of unamortized debt issuance costs associated with the various debt refinancing and redemption activities.
Foreign exchange gain (loss). For the three and six months ended June 30, 2014, foreign exchange gain was $5.3 million and $8.5 million, respectively, compared to a foreign exchange loss of $17.5 million and $4.6 million, for the same periods in 2013. Foreign exchange gain (loss) includes the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos and the gain (loss) on foreign currency forward contracts.
For the three and six months ended June 30, 2014, the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos resulted in a foreign exchange loss of $0.2 million, compared to a foreign exchange loss of $3.4 million and a foreign exchange gain of $0.4 million, for the same periods in 2013.
The Company enters into foreign currency forward contracts to hedge its net exposure to fluctuations in income tax cash obligation due to changes in the value of the Mexican peso against the U.S dollar. For the three and six months ended June 30, 2014, foreign exchange gain on foreign currency forward contracts was $5.5 million and $8.7 million, respectively, compared to a loss of $14.1 million and $5.0 million for the same periods in 2013.
Other expense, net. Other expense, net, increased $2.1 million and $2.0 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, due to higher miscellaneous fees.
Income tax expense (benefit). Income tax expense was $31.5 million for the three months ended June 30, 2014, compared to an income tax benefit of $13.1 million for the same period in 2013. For the six months ended June 30, 2014, income tax expense was $54.6 million, compared to $14.3 million for the same period in 2013. These increases in income tax expense were due to higher pre-tax income. The components of the effective tax rates for the three and six months ended June 30, 2014, compared to the same periods in 2013 are as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Statutory rate in effect	30.0%	30.0%	30.0%	30.0%
Tax effect of:
Foreign exchange (i)	2.1%	6.1%	1.2%	1.0%
Inflation and other, net	(0.9)%	(0.1)%	(0.6)	(1.1)%
Reversal of previously recognized benefit due to court ruling	—	(9.0)%	—	13.3%
Change in valuation allowance	(1.7)%	—	(1.0)%	—
Effective tax rate	29.5%	27.0%	29.6%	43.2%
(i) Income taxes paid in Mexico are paid in Mexican pesos, and as a result, the effective income tax rate reflects fluctuations in the value of the Mexican peso against the U.S. dollar measured by the forward exchange rate. Most significantly, any gain or loss from the revaluation of net U.S. dollar-denominated monetary liabilities (primarily debt) into Mexican pesos is included in Mexican taxable income under Mexican tax law. As a result, a strengthening of the Mexican peso against the U.S. dollar for the reporting period will generally increase the Mexican cash tax obligation and the effective income tax rate, and a weakening of the Mexican peso against the U.S. dollar for the reporting period will generally decrease the Mexican cash tax obligation and the effective tax rate. To hedge its exposure to this risk, the Company enters into foreign currency forward contracts, which are measured at fair value each period and any change in fair value is recognized in foreign exchange gain (loss) within the consolidated statements of comprehensive income (loss) as described above. Refer to Note 5 Derivative Instruments for more information.

Liquidity and Capital Resources
Overview
The Company focuses its cash and capital resources on investing in the business and optimizing its capital structure.
The Company believes, based on current expectations, that cash and other liquid assets, operating cash flows, access to debt capital markets, and other available financing resources will be sufficient to fund anticipated operating expenses, capital expenditures, debt service costs and other commitments in the foreseeable future. The Company’s current financing instruments contain restrictive covenants which limit or preclude certain actions; however, the covenants are structured such that the Company has sufficient flexibility to conduct its operations. The Company was in compliance with all of its debt covenants as of June 30, 2014.
Though KCSM’s cash flows from operations are expected to be sufficient to fund operations, capital expenditures and debt service, the Company may, from time to time, incur debt to refinance existing indebtedness, purchase equipment under operating leases, or to fund equipment additions or new investments.
During the first half of 2014, the Company purchased $96.8 million of equipment under existing operating leases and replacement equipment as certain operating leases expired. These purchases have been funded with a portion of the proceeds from the floating rate senior notes issued during the fourth quarter of 2013 and available cash.
On June 30, 2014, total available liquidity (the unrestricted cash balance plus revolving credit facility and commercial paper program availability) was $378.0 million.
In January 2014, the Company amended its credit agreement to eliminate certain representations as a condition to borrowing under the revolving facility. In addition, the Company established a $200.0 million commercial paper program. The Company’s revolving facility serves as a backstop for the commercial paper program and this commercial paper program generally serves as the Company’s primary means of short-term funding. As of June 30, 2014, KCSM had no outstanding amount issued under the commercial paper program.
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

Cash Flow Information
Summary cash flow data follows (in millions):

	Six Months Ended
	June 30,
	2014	2013
Cash flows provided by (used for):
Operating activities	$182.6	$212.2
Investing activities	(169.2)	(143.9)
Financing activities	(60.2)	(61.7)
Net increase (decrease) in cash and cash equivalents	(46.8)	6.6
Cash and cash equivalents beginning of year	224.8	9.2
Cash and cash equivalents end of period	$178.0	$15.8
Cash flows from operating activities decreased $29.6 million for the six month period ended June 30, 2014, compared to the same period in 2013, due to a decrease in changes in working capital items, resulting mainly from the timing of certain payments and receipts. Net cash used for investing activities increased $25.3 million due to the purchase or replacement of equipment under existing operating leases. Additional information regarding capital expenditures is provided below. During 2014, net financing cash outflows were $60.2 million due to the net repayment of long-term debt. During 2013, net financing cash outflows were $61.7 million due to the payment of $100.5 million in debt costs and net payment on related company debt activity, partially offset with the net proceeds from long-term borrowings of $45.7 million.
Capital Expenditures
KCSM has funded, and expects to continue to fund capital expenditures with operating cash flows, debt financing and equipment leases.
The following table summarizes capital expenditures by type (in millions):

	Six Months Ended
	June 30,
	2014	2013
Roadway capital program	$52.1	$53.0
Locomotives and freight cars	12.3	16.1
Information technology	4.8	2.2
Capacity	1.9	7.0
Other	0.6	0.9
Total capital expenditures (accrual basis)	71.7	79.2
Change in capital accruals	4.8	(0.8)
Total cash capital expenditures	$76.5	$78.4

Purchase or replacement of equipment under operating leases (accrual basis)	$96.8	$66.5
Change in capital accruals	1.4	—
Total cash purchase or replacement of equipment under operating leases	$98.2	$66.5
Generally, the Company’s capital program consists of capital replacement and equipment. For 2014, internally generated cash flows are expected to fund cash capital expenditures, which are currently estimated to be between $165.0 million and $185.0 million. In addition, the purchase or replacement of equipment under existing operating leases for the year 2014 is substantially complete. However, the Company is continuously reviewing its equipment under existing operating leases. Any additional purchase or replacement of equipment under operating leases through the end of 2014 is expected to be funded with internally generated cash flows or short-term borrowings.

Other Matters
KCSM Servicios provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. KCSM Servicios union employees are covered by one labor agreement, which was signed on June 23, 1997, between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”), for a term of fifty years, for the purpose of regulating the relationship between the parties. Approximately 80% of KCSM Servicios employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. In July 2014, the negotiation of compensation terms was initiated with the Mexican Railroad Union. The anticipated resolution of this negotiation is not expected to have a material impact to the consolidated financial statements. The union labor negotiations with the Mexican Railroad Union have not historically resulted in any strike, boycott or other disruption in KCSM’s business operations.

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
(b) Changes in Internal Control over Financial Reporting.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The following unaudited financial information from Kansas City Southern de México, S.A. de C.V.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013, (ii) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on July 18, 2014.

Kansas City Southern de México, S.A. de C.V.

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Chief Financial Officer
(Principal Financial Officer)

/s/ MARY K. STADLER
Mary K. Stadler
Chief Accounting Officer
(Principal Accounting Officer)