Form 10-Q
period 2014-09-30
Kansas City Southern de Mexico, S.A. de C.V.
filed 2014-10-17
CIK 1055294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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
Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2014: 4,785,510,235
Kansas City Southern de México, S.A. de C.V. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Form 10-Q
September 30, 2014

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Form 10-Q
September 30, 2014
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Introductory Comments
The unaudited consolidated financial statements included herein have been prepared by Kansas City Southern de México, S.A. de C.V. (“KCSM” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). For the purposes of this report, unless the context otherwise requires, all references herein to “KCSM” and the “Company” shall mean Kansas City Southern de México, S.A. de C.V. and its subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to enable a reasonable understanding of the information presented. The Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Results for the three and nine months ended September 30, 2014, are not necessarily indicative of the results expected for the full year ending December 31, 2014.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions) (Unaudited)
Revenues	$313.5	$286.6	$901.3	$808.4
Operating expenses:
Compensation and benefits	35.7	33.1	102.0	93.1
Purchased services	39.9	38.2	115.0	107.7
Fuel	54.9	48.9	159.3	135.5
Equipment costs	16.1	21.3	48.4	60.2
Depreciation and amortization	28.2	26.2	84.4	76.1
Materials and other	15.9	17.1	48.4	51.4
Lease termination costs	—	—	20.1	—
Total operating expenses	190.7	184.8	577.6	524.0
Operating income	122.8	101.8	323.7	284.4
Equity in net earnings of unconsolidated affiliate	1.1	0.7	3.1	1.8
Interest expense	(10.3)	(12.9)	(31.3)	(48.9)
Debt retirement costs	—	(2.4)	(3.9)	(112.3)
Foreign exchange loss	(10.9)	(1.5)	(2.4)	(6.1)
Other income (expense), net	0.1	(0.2)	(2.0)	(0.3)
Income before income taxes	102.8	85.5	287.2	118.6
Income tax expense	25.2	26.0	79.8	40.3
Net income	77.6	59.5	207.4	78.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0.0 million for all periods presented	(0.5)	0.1	(0.5)	—
Comprehensive income	$77.1	$59.6	$206.9	$78.3

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(In millions, except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$245.0	$224.8
Accounts receivable, net	123.0	106.4
Related company receivables	23.6	20.0
Materials and supplies	38.9	38.3
Deferred income taxes	70.6	69.1
Other current assets	72.4	77.6
Total current assets	573.5	536.2
Investments	15.8	14.7
Property and equipment (including concession assets), net	2,783.9	2,656.0
Other assets	22.6	28.8
Total assets	$3,395.8	$3,235.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$19.8	$81.8
Accounts payable and accrued liabilities	101.6	87.7
Related company payables	32.7	54.3
Total current liabilities	154.1	223.8
Long-term debt	1,107.4	1,114.4
Related company debt	77.4	64.2
Deferred income taxes	181.7	164.1
Other noncurrent liabilities and deferred credits	7.3	8.2
Total liabilities	1,527.9	1,574.7
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 4,785,510,235 shares authorized and outstanding, issued without par value	286.1	286.1
Additional paid-in capital	243.6	243.6
Retained earnings	1,342.0	1,134.6
Accumulated other comprehensive loss	(3.8)	(3.3)
Total stockholders’ equity	1,867.9	1,661.0
Total liabilities and stockholders’ equity	$3,395.8	$3,235.7

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2014	2013
	(In millions) (Unaudited)
Operating activities:
Net income	$207.4	$78.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84.4	76.1
Deferred income taxes	16.1	1.9
Equity in net earnings of unconsolidated affiliate	(3.1)	(1.8)
Distributions from unconsolidated affiliate	1.5	1.5
Debt retirement costs	3.9	112.3
Changes in working capital items:
Accounts receivable	(16.7)	(20.5)
Related companies	(20.4)	89.6
Materials and supplies	(0.2)	(9.5)
Other current assets	1.7	(25.8)
Accounts payable and accrued liabilities	19.2	11.3
Other, net	(1.6)	(0.7)
Net cash provided by operating activities	292.2	312.7
Investing activities:
Capital expenditures	(115.5)	(123.7)
Purchase or replacement of equipment under operating leases	(98.4)	(66.5)
Proceeds from disposal of property	6.5	3.1
Other, net	1.9	(1.2)
Net cash used for investing activities	(205.5)	(188.3)
Financing activities:
Proceeds from issuance of long-term debt	—	980.8
Repayment of long-term debt	(78.9)	(964.0)
Proceeds from related company debt	15.6	69.5
Repayment of related company debt	—	(97.4)
Debt costs	(3.2)	(103.6)
Net cash used for financing activities	(66.5)	(114.7)
Cash and cash equivalents:
Net increase during each period	20.2	9.7
At beginning of year	224.8	9.2
At end of period	$245.0	$18.9

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Accounting Policies, Interim Financial Statements and Basis of Presentation
In the opinion of the management of KCSM, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal and recurring nature. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.
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
In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled in exchange for those goods or services. The standard will be effective for the Company beginning in the first quarter of 2017 and early adoption is not permitted. The new standard permits the use of either the retrospective or cumulative effect transition method on adoption. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

2.	Lease Termination Costs
During the first half of 2014, the Company purchased $97.0 million of equipment under existing operating leases and replacement equipment as certain operating leases expired. These purchases were primarily funded with proceeds from the floating rate senior notes issued during the fourth quarter of 2013. For the nine months ended September 30, 2014, the Company recognized $20.1 million of lease termination costs (included in operating expenses) due to the early termination of certain operating leases and the related purchase of the equipment. The Company did not incur lease termination costs during the third quarter of 2014.

3.	Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	September 30, 2014	December 31, 2013
Land	$76.9	$76.9
Concession land rights	141.2	141.2
Road property	2,389.7	2,342.7
Equipment	778.1	662.0
Technology and other	40.7	36.1
Construction in progress	42.7	40.5
Total property	3,469.3	3,299.4
Accumulated depreciation and amortization	685.4	643.4
Property and equipment (including concession assets), net	$2,783.9	$2,656.0
Concession assets, net of accumulated amortization of $466.3 million and $444.1 million, totaled $1,983.2 million and $1,951.0 million at September 30, 2014 and December 31, 2013, respectively.

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
The Company’s derivative financial instruments are measured at fair value on a recurring basis and consist of foreign currency forward contracts, which are classified as Level 2 instruments. The Company determines the fair value of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets and also takes into consideration the contract terms as well as other inputs, including market currency exchange rates. The fair value of the foreign currency forward contract liabilities was $1.4 million as of September 30, 2014. There were no outstanding foreign currency forward contracts as of December 31, 2013.
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable and accounts payable. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt, including related company debt, is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $1,194.7 million and $1,215.8 million at September 30, 2014 and December 31, 2013, respectively. The carrying value was $1,204.6 million and $1,260.4 million at September 30, 2014 and December 31, 2013, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as either Level 1 or Level 2 in the fair value hierarchy.

5.	Derivative Instruments
The Company enters into derivative transactions in certain situations based on management’s assessment of current market conditions and perceived risks. Management intends to respond to evolving business and market conditions and in doing so, may enter into such transactions as deemed appropriate.
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of September 30, 2014, the Company did not expect any losses as a result of default of its counterparties.
Foreign Currency Forward Contracts. The Company has net U.S. dollar-denominated liabilities (primarily debt) which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the Mexican peso against the U.S. dollar. This revaluation creates fluctuations in the Company’s income tax expense and the amount of income taxes paid. The Company enters into foreign currency forward contracts to hedge its exposure to this risk. In the first quarter of 2014, the Company entered into foreign currency forward contracts with an aggregate notional amount of $345.0 million. These contracts mature on December 31, 2014, and obligate the Company to purchase a total of Ps.4,642.5 million at a weighted average exchange rate of Ps.13.46 to each U.S. dollar. In the first half of 2013, the Company entered into foreign currency forward contracts with an aggregate notional amount of $325.0 million maturing on December 31, 2013. These contracts obligated the Company to purchase a total of Ps.4,202.3 million at a weighted average exchange rate of Ps.12.93 to each U.S. dollar. The Company has not designated any of the foreign currency forward contracts as hedging instruments for accounting purposes. The Company measures the foreign currency forward contracts at fair value each period and recognizes any change in fair value in foreign exchange loss within the consolidated statements of comprehensive income.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The following table presents the fair value of derivative instruments included in the consolidated balance sheets (in millions):

	Derivative Assets
	Balance Sheet Location	September 30, 2014	December 31, 2013
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued liabilities	$1.4	$—
Total derivative liabilities		$1.4	$—
The following table presents the amounts included in the consolidated statements of comprehensive income:

	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three months ended		Nine months ended
		September 30,		September 30,
Derivatives not designated as hedging instruments:		2014	2013	2014	2013
Foreign currency forward contracts	Foreign exchange loss	$(10.1)	$(1.3)	$(1.4)	$(6.3)
Total		$(10.1)	$(1.3)	$(1.4)	$(6.3)

6.	Long-Term Debt

Credit Agreement Amendment and Commercial Paper Program. On January 30, 2014, KCSM entered into agreements to establish a $200 million commercial paper program (the “Commercial Paper Program”). Also on January 30, 2014, KCSM and certain of its subsidiaries that guaranty the 2012 credit agreement entered into an amendment to the 2012 credit agreement which eliminated certain representations as a condition to borrowing under the revolving facility (the “Revolving Facility”) and provided for same-day availability of borrowed funds if desired by KCSM. The Revolving Facility serves as a backstop for the Commercial Paper Program, which generally serves as KCSM’s primary means of short-term funding. As of September 30, 2014, KCSM had no outstanding amount issued under the Commercial Paper Program.

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

7.	Related Company Transactions
On September 26, 2014, KCSM prepaid The Kansas City Southern Railway Company (“KCSR”) $35.4 million for services which will be provided by KCSR through August 2015 pursuant to a management services agreement. The prepayment included a discount of 1.85%.

8.	Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), which would expire in 2047 unless extended, KCSM pays concession duty expense of 1.25% of gross revenues. For the three and nine months ended September 30, 2014, the concession duty expense, which is recorded within materials and other in operating expenses, was $4.2 million and $11.8 million, respectively, compared to $3.7 million and $10.5 million for the same periods in 2013.

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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness or further weakening in economic trends could have a significant impact on the collectability of KCSM’s receivables and its operating results. If the financial condition of KCSM’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at September 30, 2014.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Income Tax. Tax returns are filed on a separate company basis and periods after 2008 remain open to examination by the taxing authorities. KCSM’s 2007 and 2010 tax returns are currently under examination by the Servicio de Administración Tributaria (the “SAT”), the Mexican equivalent of the U.S. Internal Revenue Service. The Company is litigating an audit assessment from the SAT for the year ended December 31, 2005. The Company believes it is more likely than not that it will prevail in challenging the 2005 assessment. While the outcome of this matter cannot be predicted with certainty, the Company does not believe, when resolved, that this dispute will have a material effect on its consolidated financial statements. However, an unexpected adverse resolution could have a material effect on the consolidated financial statements in a particular quarter or fiscal year.
Value Added Tax. The Company has not historically assessed Value Added Tax (“VAT”) on international import transportation services provided to its customers based on a written ruling that the Company obtained from the SAT in 2008 stating that such services were exempt from VAT (the “2008 Ruling”). Notwithstanding the 2008 Ruling, in December 2013, the SAT unofficially informed the Company of an intended implementation of new criteria effective as of January 1, 2014, pursuant to which VAT would be assessed on all international import transportation services on the portion of the services provided within Mexico. Additionally, in November 2013, the SAT filed an action to nullify the 2008 Ruling, potentially exposing the application of the new criteria to open tax years. In February 2014, the Company filed an action opposing the SAT’s nullification action. While the SAT’s unofficial communication to the Company is not enforceable and the 2008 Ruling continues to be in effect, the Company notified its customers in December 2013 of the potential assessment of VAT on international import transportation services as of January 1, 2014, and is considering potential changes to the Company billing systems; however, implementation of any VAT assessment will depend on future developments and guidance expected to be published by the SAT. Due to the pass-through nature of VAT assessed on services provided to customers, the Company does not believe any ultimate requirement to assess VAT on international import transportation services will have a significant effect on its consolidated financial statements. However, unexpected adverse implementation criteria imposed by the SAT for open tax years could have a material effect on the consolidated financial statements of the Company in a particular quarter or fiscal year.
Mexican Legislation. In Mexico, proposed legislation was introduced in 2013 in the House of Deputies to amend certain provisions in the Mexican Regulatory Railroad Service Law. In February 2014, this proposed legislation was approved by the Mexican House of Deputies. The proposed legislation was not acted on by the Mexican Senate in the congressional period which ended on April 30, 2014, and is expected to be considered in the congressional period which began on September 1, 2014. Because any final legislation is still subject to discussion and revision in the Mexican Senate, and requires the signature of the President of Mexico, it is too early to determine what, if any, impact the proposed rail legislation could have on the Mexican railroad industry and its customers.
In May 2014, new Mexican antitrust legislation was approved, and became effective on July 7, 2014. This new law replaces antitrust law that had been effective since 1993. The Company will continue to evaluate the Mexican government’s implementation of this legislation.

9.	Subsequent Event
On October 8, 2014, the Company settled a portion of its foreign currency forward contracts by entering into offsetting contracts with an aggregate notional amount of $30 million. These offsetting contracts mature on December 31, 2014, and obligate the Company to sell a total of Ps.403.7 million at a weighted-average exchange rate of Ps.13.46 to each U.S. dollar.

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
This discussion is intended to clarify and focus on Kansas City Southern de México, S. A. de C.V.’s (“KCSM” or the “Company”) results of operations for the periods covered by the consolidated financial statements included under Item 1 of this Form 10-Q, and has been abbreviated pursuant to General Instruction H(2)(a) of Form 10-Q. This discussion should be read in conjunction with those consolidated financial statements and the related notes and is qualified by reference to them.
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

Result of Operations
The following narrative analysis of results of operations includes a comparative analysis of the three and nine months ended September 30, 2014 and 2013.
Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	September 30,			September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Chemical and petroleum	$59.6	$52.9	13%	26.1	24.0	9%	$2,284	$2,204	4%
Industrial and consumer products	68.3	66.1	3%	42.7	41.6	3%	1,600	1,589	1%
Agriculture and minerals	47.5	42.9	11%	23.0	21.9	5%	2,065	1,959	5%
Energy	7.0	8.5	(18%)	6.8	7.9	(14%)	1,029	1,076	(4%)
Intermodal	67.8	62.2	9%	141.8	138.7	2%	478	448	7%
Automotive	57.9	47.2	23%	29.4	25.1	17%	1,969	1,880	5%
Carload revenues, carloads and units	308.1	279.8	10%	269.8	259.2	4%	$1,142	$1,079	6%
Other revenue	5.4	6.8	(21%)
Total revenues (i)	$313.5	$286.6	9%
(i) Included in revenues:
Fuel surcharge	$48.7	$48.0

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30,			September 30,			September 30,
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Chemical and petroleum	$170.6	$156.1	9%	75.8	73.2	4%	$2,251	$2,133	6%
Industrial and consumer products	207.8	196.3	6%	130.0	125.8	3%	1,598	1,560	2%
Agriculture and minerals	146.7	113.8	29%	72.9	62.5	17%	2,012	1,821	10%
Energy	22.0	23.7	(7%)	21.5	22.6	(5%)	1,023	1,049	(2%)
Intermodal	182.3	167.4	9%	383.1	376.6	2%	476	445	7%
Automotive	157.9	134.8	17%	82.4	71.9	15%	1,916	1,875	2%
Carload revenues, carloads and units	887.3	792.1	12%	765.7	732.6	5%	$1,159	$1,081	7%
Other revenue	14.0	16.3	(14%)
Total revenues (i)	$901.3	$808.4	11%
(i) Included in revenues:
Fuel surcharge	$137.0	$129.8

Freight revenues include revenue for transportation services and fuel surcharges. For the three months ended September 30, 2014, revenues and carload/unit volumes increased 9% and 4%, respectively, compared to the same period in 2013. For the nine months ended September 30, 2014, revenues and carload/unit volumes increased 11% and 5%, respectively, compared to the same period in 2013. Agriculture and minerals revenues increased $4.6 million and $32.9 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, due to an increase of $4.9 million and $30.6 million, respectively, in grain revenues. During the first half of 2013, grain volumes and average length of haul were adversely affected as a result of the severe drought conditions experienced in the Midwest region of the United States during 2012. Revenue per carload/unit increased by 6% and 7%, for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, due to positive pricing impacts and commodity mix.
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
The following discussion provides an analysis of revenues by commodity group:
Chemical and petroleum. Revenues increased $6.7 million for the three months ended September 30, 2014, compared to the same period in 2013, due to a 9% increase in carload/unit volumes and a 4% increase in revenue per carload/unit. Revenues increased $14.5 million for the nine months ended September 30, 2014, compared to the same period in 2013, due to a 6% increase in revenue per carload/unit and a 4% increase in carload/unit volumes. Petroleum and plastics revenues increased due to positive pricing impacts and strong demand.
Industrial and consumer products. Revenues increased $2.2 million for the three months ended September 30, 2014, compared to the same period in 2013, due to a 3% increase in carload/unit volumes and a 1% increase in revenue per carload/unit. Revenues increased $11.5 million for the nine months ended September 30, 2014, compared to the same period in 2013, due to a 3% increase in carload/unit volumes and a 2% increase in revenue per carload/unit. Metals and scrap revenues increased due to strong demand, positive pricing and increased length of haul. Pulp and paper revenues increased due to positive pricing impacts and higher volumes due to market demand and a customer’s temporary plant shutdown during the third quarter of 2013.
Agriculture and minerals. Revenues increased $4.6 million for the three months ended September 30, 2014, compared to the same period in 2013, due to a 5% increase in carload/unit volumes and in revenue per carload/unit. Revenues increased $32.9 million for the nine months ended September 30, 2014, compared to the same period in 2013, due to a 17% increase in carload/unit volumes and a 10% increase in revenue per carload/unit. For the three and nine months ended September 30, 2014, grain revenues increased $4.9 million and $30.6 million, respectively, as volumes and average length of haul were adversely affected in the first half of 2013 as a result of the severe drought conditions experienced in the Midwestern region of the United States during 2012.
Energy. Revenues decreased $1.5 million for the three months ended September 30, 2014, compared to the same period in 2013, due to a 14% decrease in carload/unit volumes and a 4% decrease in revenue per carload/unit. Revenues decreased $1.7 million for the nine months ended September 30, 2014, compared to the same period in 2013, due to a 5% decrease in carload/unit volumes and a 2% decrease in revenue per carload/unit. These decreases were due to a temporary decline in pet coke demand.
Intermodal. Revenues increased $5.6 million and $14.9 million for the three and nine months ended September 30, 2014, compared to the same periods in 2013, due to a 7% increase in revenue per carload/unit and a 2% increase in carload/unit volumes. Revenue per carload/unit increased as a result of cross border length of haul and pricing. Volume growth was driven by conversion of cross border and domestic general commodity truck traffic to rail, and trans-Pacific imports via the Port of Lazaro Cardenas.
Automotive. Revenues increased $10.7 million for the three months ended September 30, 2014, compared to the same period in 2013, due to a 17% increase in carload/unit volumes and a 5% increase in revenue per carload/unit. Revenues increased $23.1 million for the nine months ended September 30, 2014, compared to the same period in 2013, due to a 15% increase in carload/unit volumes and a 2% increase in revenue per carload/unit. Growth was driven by the opening of three automotive plants in Mexico and an increase in import/export volumes through the Port of Lazaro Cardenas. The increase in revenues for the nine months ended September 30, 2014 was partially offset by the weakening of the Mexican peso against the U.S. dollar.

Operating Expenses
Operating expenses increased $5.9 million and $53.6 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, due to higher carload/unit volumes, partially offset by the weakening of the Mexican peso against the U.S. dollar. In addition, operating expenses for the nine months ended September 30, 2014, compared to the same period in 2013, increased due to lease termination costs.
Compensation and benefits. Compensation and benefits increased $2.6 million for the three months ended September 30, 2014, compared to the same period in 2013, due to incentive compensation and annual salary rate increases. Compensation and benefits increased $8.9 million for the nine months ended September 30, 2014, compared to the same period in 2013, due to increased carload/unit volumes and annual salary rate increases. These increases were partially offset by the weakening of the Mexican peso against the U.S. dollar.
Purchased services. Purchased services expense increased $1.7 million and $7.3 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, due to increases in corporate expenses and equipment repairs. In addition, for the nine months ended September 30, 2014, compared to the same period in 2013, purchased services increased due to an increase in track maintenance expense.
Fuel. Fuel expense increased $6.0 million and $23.8 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, due to higher diesel fuel prices and consumption, partially offset by improved fuel efficiency. The average price per gallon, including the effects of the weakening of the Mexican peso against the U.S. dollar, was $3.29 and $3.21 for the three and nine months ended September 30, 2014, respectively, compared to $2.97 and $2.95 for the same periods in 2013.
Equipment costs. Equipment costs decreased $5.2 million and $11.8 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, due to lower lease expense as a result of the purchase of equipment under existing operating leases and replacement equipment as certain operating leases expired. As a result of reduced lease expense from the conversion of equipment from leased to owned, total equipment costs are expected to decrease by approximately 20% for the year ended December 31, 2014, as compared to the same period in 2013.
Depreciation and amortization. Depreciation and amortization expense increased $2.0 million and $8.3 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, due to a larger asset base, including the purchase of equipment under existing operating leases and replacement equipment as certain operating leases expired. As a result of expected capital expenditures and the conversion of equipment from leased to owned, total depreciation and amortization expense is expected to increase by approximately 10% for the year ended December 31, 2014, as compared to the same period in 2013.
Materials and other. Materials and other expense decreased $1.2 million and $3.0 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, due to decreases in casualty expense and lower market-based premiums for employee services paid to KCSM Servicios. These decreases were partially offset by an increase in concession duty expense.
Lease termination costs. Lease termination costs were $20.1 million for the nine months ended September 30, 2014, due to the early termination of certain operating leases and the related purchase of the equipment. The Company did not incur lease termination costs during the third quarter of 2014.
Non-Operating Income and Expenses
Equity in net earnings of unconsolidated affiliate. Equity in net earnings from the operations of Ferrocarril y Terminal del Valle de Mexico, S.A. de C.V. (“FTVM”) increased $0.4 million and $1.3 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, due to an increase in volumes.
Interest expense. Interest expense decreased $2.6 million and $17.6 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, due to lower average interest rates as a result of the Company’s refinancing activities during 2013, partially offset by higher average debt balances driven by financing incurred in the fourth quarter of 2013 to fund the acquisition of equipment under existing operating leases and replacement equipment as certain operating leases expired. During the three and nine months ended September 30, 2014, the average debt balances were $1,208.2 million and $1,213.4 million, respectively, compared to $1,153.3 million and $1,122.1 million for the same periods in 2013. Average interest rates during the three and nine months ended September 30, 2014 were 3.4%, in both periods, compared to 4.3% and 5.7% for the same periods in 2013.

Debt retirement costs. Debt retirement costs were $2.4 million for the three months ended September 30, 2013. The Company did not incur debt retirement costs during the third quarter of 2014. For the nine months ended September 30, 2014 and 2013, debt retirement costs were $3.9 million and $112.3 million, respectively. The debt retirement costs include tender and call premiums, original issue discounts and the write-off of unamortized debt issuance costs associated with the Company’s various debt refinancing and redemption activities.
Foreign exchange loss. For the three and nine months ended September 30, 2014, foreign exchange loss was $10.9 million and $2.4 million, respectively, compared to a foreign exchange loss of $1.5 million and $6.1 million, for the same periods in 2013. Foreign exchange loss includes the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos and the loss on foreign currency forward contracts.
For the three and nine months ended September 30, 2014, the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos resulted in a foreign exchange loss of $0.8 million and $1.0 million, respectively, compared to a foreign exchange loss of $0.2 million and a foreign exchange gain of $0.2 million, for the same periods in 2013.
The Company enters into foreign currency forward contracts to hedge its net exposure to fluctuations in its cash tax obligation due to changes in the value of the Mexican peso against the U.S dollar. For the three and nine months ended September 30, 2014, foreign exchange loss on foreign currency forward contracts was $10.1 million and $1.4 million, respectively, compared to a loss of $1.3 million and $6.3 million for the same periods in 2013.
Income tax expense. Income tax expense decreased $0.8 million for the three months ended September 30, 2014, compared to the same period in 2013, due to a lower effective tax rate, partially offset by higher pre-tax income. Income tax expense increased $39.5 million for the nine months ended September 30, 2014, compared to the same period in 2013, due to higher pre-tax income, partially offset by a lower effective tax rate. The components of the effective tax rates for the three and nine months ended September 30, 2014, compared to the same periods in 2013 are as follows:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Statutory rate in effect	30.0%	30.0%	30.0%	30.0%
Tax effect of:
Foreign exchange (i)	(4.9%)	—	(0.9%)	0.3%
Inflation and other, net	(0.5%)	0.4%	(0.6%)	—
Reversal of previously recognized benefit due to court ruling	—	—	—	3.7%
Change in valuation allowance	(0.1%)	—	(0.7%)	—
Effective tax rate	24.5%	30.4%	27.8%	34.0%
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
Liquidity and Capital Resources
Omitted pursuant to General Instruction H(2)(a) of Form 10-Q.

Other Matters
KCSM Servicios provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. KCSM Servicios union employees are covered by one labor agreement, which was signed on June 23, 1997, between KCSM and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”), for a term of fifty years, for the purpose of regulating the relationship between the parties. Approximately 80% of KCSM Servicios employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. The union labor negotiations with the Mexican Railroad Union have not historically resulted in any strike, boycott or other disruption in KCSM’s business operations. On October 14, 2014, compensation terms covering the period from July 1, 2014 through June 30, 2015, were finalized between KCSM Servicios and the Mexican Railroad Union. The finalization of the compensation terms will not have a significant effect on the consolidated financial statements.

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
(b) Changes in Internal Control over Financial Reporting.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
For information related to the Company’s legal proceedings, see Note 8 “Commitments and Contingencies,” under Part I, Item 1, of this quarterly report on Form 10-Q.

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
Not applicable

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

101
The following unaudited financial information from Kansas City Southern de México, S.A. de C.V.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (ii) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on October 17, 2014.

Kansas City Southern de México, S.A. de C.V.

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Chief Financial Officer
(Principal Financial Officer)

/s/ MARY K. STADLER
Mary K. Stadler
Chief Accounting Officer
(Principal Accounting Officer)