Form 10-K
period 2014-12-31
Kansas City Southern de Mexico, S.A. de C.V.
filed 2015-01-30
CIK 1055294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company.    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates: Not applicable
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable. 100% of the common stock of Kansas City Southern de México, S.A. de C.V. outstanding as of January 30, 2015 is held by Kansas City Southern.
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
2014 FORM 10-K ANNUAL REPORT

Part I

Item 1.	Business
COMPANY OVERVIEW
Kansas City Southern de México, S.A. de C.V. (“KCSM” or the “Company”) operates a key commercial corridor of the Mexican railroad system and has as its core route the most strategic portion of the shortest, most direct rail passageway between Mexico City and Laredo, Texas. KCSM serves most of Mexico’s principal industrial cities and three of its major seaports through its 50-year concession (the “Concession”) from the Mexican government, which could expire in 2047 unless extended. Laredo is a principal international gateway through which more than half of all rail and truck traffic between the United States and Mexico crosses the border. KCSM’s rail lines provide exclusive rail access to the United States and Mexico border crossing at Nuevo Laredo, Tamaulipas, the largest rail freight interchange point between the United States and Mexico. Under the Concession, KCSM has the right to control and operate the southern half of the rail bridge at Laredo, Texas, which spans the Rio Grande River between the United States and Mexico. KCSM’s ultimate parent, Kansas City Southern (“KCS”), controls the northern half of this bridge through its wholly-owned subsidiary Mexrail, Inc.
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
Kansas City Southern
KCSM is a wholly-owned subsidiary of KCS. KCS’s principal U.S. subsidiary, The Kansas City Southern Railway Company (“KCSR”), is a U.S. Class I railroad. The rail networks of KCSR, The Texas Mexican Railway Company (“Tex-Mex”), also a KCS wholly-owned subsidiary, and KCSM together comprise approximately 6,500 route miles extending from the midwest and southeast portions of the United States into Mexico.
COLLECTIVE BARGAINING
KCSM Servicios, S.A. de C.V. (“KCSM Servicios”) is a wholly-owned subsidiary of KCS. KCSM Servicios’ union employees are covered by one labor agreement, which was signed on April 16, 2012, between KCSM Servicios and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”), for an indefinite period of time, for the purpose of regulating the relationship between the parties. As of December 31, 2014, approximately 80% of KCSM Servicios employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. The union labor negotiations with the Mexican Railroad Union have not historically resulted in any strike, boycott or other disruption in KCSM’s business operations. On October 14, 2014, compensation terms covering the period from July 1, 2014 through June 30, 2015, were finalized between KCSM Servicios and the Mexican Railroad Union. The finalization of the compensation terms did not have a significant effect on the consolidated financial statements.

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
The Mexican Railroad Services Law and regulations provide the Mexican government certain rights in its relationship with KCSM under the Concession, including the right to take over the management of KCSM and its railroad in certain extraordinary cases, such as imminent danger to national security. In the past, the Mexican government has used such power with respect to other privatized industries, including the telecommunications industry, to ensure continued service during labor disputes. In addition, under Article 47 of the Mexican Railroad Services Law and its regulations, if the Comisión Federal de Competencia Económica (Mexican Antitrust Commission or “CFCE”) determines that effective competition does not exist, then the SCT has the authority to set rates. CFCE, however, has not published guidelines regarding the factors that constitute a lack of competition. It is, therefore, unclear under what particular circumstances CFCE would deem a lack of competition to exist. If the SCT intervenes and sets service rates, the rates it sets may negatively impact profitability.

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
The SCT may revoke the Concession if KCSM is sanctioned on a specified number of occasions for any of the following: unjustly interrupting the operation of its rail lines or for charging rates higher than those it has registered with the SCT; restricting the ability of other Mexican rail operators to use its rail lines;  failing to make payments for damages caused during the performance of services;  failing to comply with any term or condition of the Mexican Railroad Services Law and regulations or the Concession; failing to make the capital investments required under its five-year business plan filed with the SCT; or failing to maintain an obligations compliance bond and insurance coverage as specified in the Mexican Railroad Services Law and regulations. In addition, the Concession would revoke automatically if KCSM changes its nationality or assigns or creates any lien on the Concession, or if there is a change in control of KCSM without the SCT’s approval. The SCT may also terminate the Concession as a result of KCSM’s surrender of its rights under the Concession, or for reasons of public interest or upon KCSM’s liquidation or bankruptcy. If the Concession is terminated or revoked by the SCT for any reason, KCSM would receive no compensation and its interest in its rail lines and all other fixtures covered by the Concession, as well as all improvements made by it, would revert to the Mexican government. Revocation or termination of the Concession would prevent KCSM from operating its railroad and would materially adversely affect KCSM’s operations and the ability to make payments on its debt as well as materially adversely affect the Company’s consolidated financial statements.
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
KCSM’s Concession from the Mexican government requires KCSM to make investments and undertake capital projects. If KCSM fails to make such capital investments, KCSM’s business plan commitments with the Mexican government may be at risk, requiring KCSM to seek waivers of its business plan. There is no assurance that such waivers, if requested, would be granted by the SCT. KCSM may defer capital expenditures under its business plan with the permission of the SCT. However, the SCT might not grant this permission, and any failure by KCSM to comply with the capital investment commitments in its business plan could result in sanctions imposed by the SCT, and could result in revocation of the Concession if sanctions are imposed on a specified number of occasions. The Company cannot assure that the Mexican government would grant any such permission or waiver. If such permission or waiver is not obtained in any instance and KCSM is sanctioned, its Concession might be at risk of revocation, which would materially adversely affect KCSM’s consolidated financial statements. See “KCSM’s Concession is subject to revocation or termination in certain circumstances.”

KCSM has funded, and expects to continue to fund, capital expenditures with operating cash flows, short and long-term debt and equipment leases. KCSM may not be able to generate sufficient cash flows from its operations or obtain sufficient funds from external sources to fund capital expenditure requirements. Even if financing is available, it may not be obtainable on acceptable terms and within the limitations contained in the indentures and other agreements relating to KCSM’s existing debt.
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
A key part of KCSM’s growth strategy is based upon the conversion of truck traffic to rail. There can be no assurance the Company will succeed in its efforts to convert traffic from truck to rail transport or that the customers already converted will be retained. If the railroad industry in general is unable to preserve its competitive advantages vis-à-vis the trucking industry, revenue growth could be adversely affected. Additionally, revenue growth could be affected by, among other factors, an expansion in the availability, or an improvement in the quality, of the trucking services offered by Mexican carriers resulting from regulatory and administrative interpretations and implementation of certain provisions of NAFTA and KCSM’s inability to grow its existing customer base and capture additional cargo transport market share because of competition from the shipping industry and other railroads.
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
If KCSM cannot reach an agreement with Ferromex for rates applicable for services provided prior to January 1, 2009, which are not subject to the Trackage Rights Agreement, the SCT is entitled to set the rates in accordance with Mexican law and regulations, which rates may not adequately compensate the Company. KCSM is currently involved in legal proceedings with the SCT regarding the amounts payable to Ferromex for trackage rights, interline services and haulage rights for periods prior to January 1, 2009. Certain of these disputes continue under litigation. Any resolution of such procedures adverse to KCSM could have a material adverse effect on its consolidated financial statements in a particular quarter or fiscal year.
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
The transportation industry is highly cyclical, generally tracking the cycles of the world economy. Although transportation markets are affected by general economic conditions, there are numerous specific factors within each particular market that may influence operating results. Some of KCSM’s customers do business in industries that are highly cyclical, including the energy, automotive, housing and agriculture industries. Any downturn or change in government policy in these industries could have a material adverse effect on operating results. Also, some of the products transported have had a historical pattern of price cyclicality which has typically been influenced by the general economic environment and by industry capacity and demand. KCSM cannot assure that prices and demand for these products will not decline in the future, adversely affecting those industries and, in turn, the Company’s consolidated financial statements.
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
KCSM’s business is subject to legislation enacted by Congress and state legislatures, and is subject to regulation by federal, state and local regulatory agencies, including environmental, health, safety and tax laws, and regulations that could require KCSM to incur material costs or liabilities.
KCSM is subject to legislation enacted by federal or state legislatures and is subject to regulation by federal, state and local regulatory agencies with respect to railroad operations, including the SCT, and a variety of health, safety, labor, environmental and other matters. Government regulation of the railroad industry is a significant determinant of the competitiveness and profitability of railroads.
Additional or new economic regulation by Congress or the SCT (or other agencies) in current or future proceedings could change the regulatory framework within which the Company operates which could materially change the Company's business and have an adverse effect on the Company’s consolidated financial statements.
In 2013, proposed legislation was introduced in the House of Deputies to amend certain provisions in the Mexican Regulatory Railroad Service Law. In February 2014, this proposed legislation was approved by the House of Deputies and was sent to the Senate. On December 14, 2014, the Senate passed a revised version of the House of Deputies’ bill, and on December 15, 2014, the House of Deputies passed the bill as amended by the Senate. On January 26, 2015, the bill was published in the Official Federal Gazette (Diario Oficial de la Federacion) and became law. It is too early to determine at this time how this legislation would be implemented and interpreted and thus what, if any, effect the rail legislation could have on the Mexican railroad industry and its customers.
In May 2014, new Mexican antitrust legislation was approved, and became effective on July 7, 2014. This new law replaces antitrust law that had been effective since 1993. While the Company continues to evaluate the Mexican government’s implementation of this legislation, the Company does not believe it will have a material effect on its consolidated financial statements.
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

KCSM’s operations are subject to Mexican federal and state laws and regulations relating to the protection of the environment, including standards for, among other things, water discharge, water supply, emissions, noise pollution, hazardous substances and transportation and handling of hazardous and solid waste. Under applicable Mexican law and regulations, administrative and criminal proceedings may be brought and economic sanctions imposed against companies that violate environmental laws and non-complying facilities may be temporarily or permanently closed. KCSM is also subject to the laws of various jurisdictions with respect to the discharge of materials into the environment and to environmental laws and regulations issued by the governments of each of the Mexican states in which KCSM’s facilities are located. The terms of KCSM’s Concession from the Mexican government also impose environmental compliance obligations on KCSM. The Company cannot predict the effect, if any, that unidentified environmental matters or the adoption of additional or more stringent environmental laws and regulations would have on KCSM’s consolidated financial statements. Failure to comply with any environmental laws or regulations may result in the termination of KCSM’s Concession or in fines or penalties that may affect profitability.
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
The availability of qualified personnel could adversely affect the Company's operations.
Changes in demographics, training requirements and the availability of qualified personnel could negatively affect KCSM’s ability to meet demand for rail service. Unpredictable increases in demand for rail services may exacerbate such risks, which could have a negative impact on KCSM’s operational efficiency and otherwise have a material adverse effect on its consolidated financial statements.

A majority of the employees contracted by KCSM belong to a labor union. Strikes or work stoppages could adversely affect operations.
KCSM Servicios is a party to a collective bargaining agreement with a labor union in Mexico. As of December 31, 2014, approximately 80% of KCSM Servicios employees were covered by a labor contract subject to collective bargaining. KCSM Servicios may be subject to, among other things, strikes, work stoppages or work slowdowns as a result of disputes under this collective bargaining agreement and labor contract or KCSM Servicios’ potential inability to negotiate an acceptable contract with this union. If the unionized workers of KCSM Servicios were to engage in a strike, work stoppage or other slowdown; or if the terms and conditions in future labor agreements were renegotiated, KCSM could experience a significant disruption of its operations and higher ongoing labor costs which could have a material adverse effect on its consolidated financial statements.
Demand for North American’s rail services could exceed network capacity and could result in operational inefficiencies.

Over the last several years, the demand for rail services in both Mexico and the United States has increased substantially. If the demand for KCSM’s rail services were to exceed the capacity of KCSM’s network, KCSM may experience network difficulties. Also, due to the interconnectivity between all railroads, especially in the U.S., congestion on other railroads caused by excess demand for rail services could also result in operational inefficiencies for KCSM.
Traffic congestion experienced in the U.S. or Mexican railroad system may result in overall traffic congestion which would impact the ability to move traffic to and from Mexico. This system congestion and excess demand may also result in certain equipment shortages. In addition, the growth of cross border traffic in recent years has contributed to congestion on the international bridge at the Nuevo Laredo-Laredo border gateway, which is expected to continue in the near future. This could also result in operational inefficiencies for KCSM and adversely affect KCSM’s operations.
Any such operational difficulties could also be exacerbated by factors outside of the Company’s control such as weather-related events. All of these issues could negatively affect our ability to efficiently provide rail service to our customers. KCSM’s business is capital-intensive and significant expansions in the capacity of our network can take a substantial amount of time, effort, and money to accomplish. Although KCSM constantly monitors its network in an effort to optimize its rail services, there can be no assurance that any measures will be able to adequately accommodate such increases in demand for rail service.
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
The social and political situation in Mexico could adversely affect the Mexican economy and changes in laws, public policies and government programs could be enacted, which could have an adverse effect on KCSM’s consolidated financial statements.
Downturns in the U.S. economy or in trade between Mexico and the United States or Asia and fluctuations in the peso-dollar exchange rates would likely have adverse effects on KCSM’s consolidated financial statements.
The level and timing of KCSM’s activity is heavily dependent upon the level of Mexican-U.S. trade and the effects of NAFTA on such trade. KCSM’s operations depend on Mexican and U.S. markets for the products KCSM transports, the relative position of Mexico and the United States in these markets at any given time, and tariffs or other barriers to trade. Downturns in the Mexican or U.S. economies or in trade between Mexico and the United States would likely have adverse effects on KCSM’s consolidated financial statements and its ability to meet debt service obligations. In addition, KCSM has invested significant amounts in developing its intermodal operations, including the Port of Lazaro Cardenas, in part to provide Asian importers with an alternative to the west coast ports of the United States, and the level of intermodal traffic depends, to an extent, on the volume of Asian shipments routed through Lazaro Cardenas. Reduction in trading volumes, which may be caused by factors beyond KCSM’s control, including increased government regulations regarding the safety and quality of Asian-manufactured products, may adversely affect KCSM’s consolidated financial statements.
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
Mexico has a history of high levels of inflation and may experience high inflation in the future. During most of the 1980s and during the mid and late 1990s, Mexico experienced periods of high levels of inflation. The annual rates of inflation for the last three years, as measured by changes in the National Consumer Price Index, as provided by Banco de México, were 4.1% in 2014, 4.0% in 2013 and 3.6% in 2012. A substantial increase in the Mexican inflation rate would have the effect of increasing some of KCSM’s costs, which could adversely affect its consolidated financial statements. High levels of inflation may also affect the balance of trade between Mexico and the United States, and other countries, which could adversely affect KCSM’s consolidated financial statements.
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
Track Configuration
Under its Concession from the Mexican government, KCSM has the right to operate approximately 3,200 route miles but does not own the land, roadway, or associated structures, and additionally has approximately 550 miles of trackage rights that permit KCSM to operate its crews over other railroads’ tracks. The Concession requires KCSM to make investments as described in a business plan filed every five years with the Mexican government. See Item 1A, “Risk Factors — KCSM’s Concession is subject to revocation or termination in certain circumstances which would prevent KCSM from operating its railroad and would have a material adverse effect on the Company’s consolidated financial statements.”

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
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. For more information on legal proceedings, see Item 1A, “Risk Factors — KCSM may be subject to various claims and litigation that could have a material adverse effect on KCSM’s consolidated financial statements” and Item 8, “Financial Statements and Supplementary Data — Note 11 Commitments and Contingencies.”

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases
of Equity Securities
Market Information
There is no public trading market for KCSM’s equity securities. All of its equity securities are directly owned by certain KCS’s subsidiaries.
Dividend Policy
Pursuant to KCSM’s outstanding indentures and credit agreement, the Company can pay cash dividends permitted by applicable law.

Item 6.	Selected Financial Data
Omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of KCSM’s results of operations for the periods covered by the consolidated financial statements included under Item 8 of this Form 10-K. This discussion should be read in conjunction with the included consolidated financial statements, the related notes, and other information included in this report.
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

RESULTS OF OPERATIONS

The following narrative analysis of results of operations includes a comparative analysis of the year ended December 31, 2014 and 2013.

Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Chemical and petroleum	$230.3	$207.4	11%	101.5	96.0	6%	$2,269	$2,160	5%
Industrial and consumer products	270.1	262.7	3%	169.1	166.7	1%	1,597	1,576	1%
Agriculture and minerals	194.1	166.6	17%	96.8	89.8	8%	2,005	1,855	8%
Energy	30.3	30.9	(2)%	29.3	29.4	—	1,034	1,051	(2)%
Intermodal	248.5	227.6	9%	517.3	505.4	2%	480	450	7%
Automotive	211.6	183.8	15%	110.4	97.7	13%	1,917	1,881	2%
Carload revenues, carloads and units	1,184.9	1,079.0	10%	1,024.4	985.0	4%	$1,157	$1,095	6%
Other revenue	19.5	22.0	(11)%
Total revenues (i)	$1,204.4	$1,101.0	9%
(i) Included in revenues:
Fuel surcharge	$183.3	$177.3
Freight revenues include revenue for transportation services and fuel surcharges. For the year ended December 31, 2014, revenues and carload/unit volumes increased 9% and 4%, respectively, compared to 2013. Agriculture and minerals revenues increased $27.5 million for the year ended December 31, 2014, compared to 2013, due to an increase of $25.5 million in grain revenues. During the first half of 2013, grain volumes and average length of haul were adversely affected as a result of the severe drought conditions experienced in the Midwest region of the United States during 2012. Revenue per carload/unit increased by 6% for the year ended December 31, 2014, compared to 2013, due to positive pricing impacts and commodity mix. The increase in revenues for the year ended December 31, 2014 was partially offset by the weakening of the Mexican peso against the U.S. dollar. The Company expects an unfavorable effect to the 2015 revenue growth rate as a result of the current outlook for the Mexican peso.
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
The following discussion provides an analysis of revenues by commodity group:
Chemical and petroleum. Revenues increased $22.9 million for the year ended December 31, 2014, compared to 2013, due to a 6% increase in carload/unit volumes and a 5% increase in revenue per carload/unit. Petroleum and plastics revenues increased due to positive pricing impacts, increased length of haul and strong demand.
Industrial and consumer products. Revenues increased $7.4 million for the year ended December 31, 2014, compared to 2013, due to a 1% increase in carload/unit volumes and revenue per carload/unit. Metals and scrap revenues increased due to strong demand and positive pricing impacts.
Agriculture and mineral. Revenues increased $27.5 million for the year ended December 31, 2014, compared to 2013, due to an 8% increase in carload/unit volumes and revenue per carload/unit. Grain revenues increased $25.5 million, compared to 2013, as volumes and average length of haul were adversely affected in the first half of 2013 as a result of the severe drought conditions experienced in the Midwestern region of the United States during 2012.
Energy. Revenues decreased $0.6 million for the year ended December 31, 2014, compared to 2013, due to a 2% decrease in revenue per carload/unit. This decrease was due to the weakening of the Mexican peso against the U.S. dollar.
Intermodal. Revenues increased $20.9 million for the year ended December 31, 2014, compared to 2013, due to a 7% increase in revenue per carload/unit and a 2% increase in carload/unit volumes. Revenue per carload/unit increased as a result of positive pricing impacts and increased average length of haul. Volume growth was driven by conversion of cross border and domestic general commodity truck traffic to rail, and trans-Pacific imports via the Port of Lazaro Cardenas.
Automotive. Revenues increased $27.8 million for the year ended December 31, 2014, compared to 2013, due to a 13% increase in carload/unit volumes and a 2% increase in revenue per carload/unit. Growth was driven by the opening of three automotive plants in Mexico and an increase in import/export volumes through the Port of Lazaro Cardenas. The increase in revenues was partially offset by the weakening of the Mexican peso against the U.S. dollar.

Operating expenses
 Operating expenses, increased $63.9 million for the year ended December 31, 2014, when compared to 2013, due to higher carload/unit volumes and lease termination costs, partially offset by the weakening of the Mexican peso against the U.S. dollar.
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
Compensation and benefits. Compensation and benefits increased $14.5 million for the year ended December 31, 2014, compared to 2013, due to increased carload/unit volumes and annual salary rate increases, partially offset by the weakening of the Mexican peso against the U.S. dollar.
Purchased services. Purchased services expense increased $9.3 million for the year ended December 31, 2014, compared to 2013, due to increases in corporate expenses and equipment repairs.
Fuel. Fuel expense increased $26.0 million for the year ended December 31, 2014, compared to 2013, due to higher diesel fuel consumption and prices, partially offset by improved fuel efficiency. The average price per gallon, including the effects of the weakening of the Mexican peso against the U.S. dollar, was $3.21 in 2014, compared to $2.98 in 2013.
Equipment costs. Equipment costs decreased $16.1 million for the year ended December 31, 2014, compared to 2013, due to lower lease expense as a result of the purchase of equipment under existing operating leases and replacement equipment as certain operating leases expired.
Depreciation and amortization. Depreciation and amortization expense increased $10.3 million for the year ended December 31, 2014, compared to 2013, due to a larger asset base, including the purchase of equipment under existing operating leases and replacement equipment as certain operating leases expired.
Materials and other. Materials and other expense decreased $0.2 million for the year ended December 31, 2014, compared to 2013, due to decreases in casualty expense and lower market-based premiums for employee services paid to KCSM Servicios. These decreases were partially offset by higher derailment activity and an increase in concession duty expense.
Lease termination costs. Lease termination costs were $20.1 million for the year ended December 31, 2014, due to the early termination of certain operating leases and the related purchase of the equipment. The Company did not incur lease termination costs during 2013.
Non-Operating Expenses
Equity in net earnings of unconsolidated affiliates. Equity in earnings from the operations of FTVM increased $0.9 million for the year ended December 31, 2014, compared to 2013, due to an increase in volumes.
Interest expense. Interest expense decreased $19.7 million for the year ended December 31, 2014, compared to 2013, due to lower average interest rates as a result of the Company’s refinancing activities during 2013, partially offset by higher average debt balances driven by financing incurred during 2013. For the year ended December 31, 2014, the average interest rate was 3.4%, compared to 5.1% in 2013. The average debt balance for the year ended December 31, 2014 was $1,210.1 million, compared $1,170.9 million in 2013.
Debt retirement costs. Debt retirement costs were $3.9 million and $117.7 million for the years ended December 31, 2014 and 2013, respectively. The debt retirement costs include tender and call premiums, original issue discounts and the write-off of unamortized debt issuance costs associated with the Company’s various debt refinancing and redemption activities.
Foreign exchange gain (loss). For the years ended December 31, 2014 and 2013, foreign exchange loss was $29.8 million and $1.2 million, respectively. Foreign exchange gain (loss) includes the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos and the loss on foreign currency forward contracts.
For the years ended December 31, 2014 and 2013, the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos resulted in a foreign exchange loss of $1.9 million and $0.5 million, respectively.

The Company enters into foreign currency forward contracts to hedge its net exposure to fluctuations in its cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. For the years ended December 31, 2014 and 2013, foreign exchange loss on foreign currency forward contracts was $27.9 million and $0.7 million, respectively.
Income tax expense. Income tax expense decreased $5.3 million for the year ended December 31, 2014, compared to 2013, due to lower effective tax rate, partially offset by higher pre-tax income. The effective income tax rate was 19.5% and 35.0% for the years ended December 31, 2014 and 2013, respectively. The decrease in the effective tax rate was due to the significant weakening of the Mexican peso against the U.S. dollar in 2014, the reversal in 2013 of a previously recognized benefit as a result of a court ruling and an increase in the Mexico statutory tax rate in 2013. The Company enters into foreign currency forward contracts to hedge its net exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar, and gains (losses) on these foreign currency forward contracts are recorded in foreign exchange gain (loss). Further information on the components of the effective tax rates for the years ended December 31, 2014 and 2013, is presented in Item 8, “Financial Statements and Supplementary Data — Note 9 Income Taxes.”
Liquidity and Capital Resources
Omitted pursuant to General Instruction I(2) (a) of Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
KCSM utilizes various financial instruments that have certain inherent market risks. These instruments have not been entered into for trading purposes. The following information, together with Note 6 to the Consolidated Financial Statements in Item 8 of this Form 10-K, describe the key aspects of certain financial instruments that have market risk to KCSM.
Interest Rate Sensitivity. Floating-rate indebtedness totaled $250.0 million at December 31, 2014 and 2013. The Company’s floating rate senior notes bear interest quarterly at a rate equal to the three-month U.S. dollar LIBOR plus 70 basis points per annum. Considering the balance of $250.0 million of variable rate debt at December 31, 2014, KCSM is sensitive to fluctuations in interest rates. For example, a hypothetical 100 basis points increase in the three-month U.S. dollar LIBOR would result in additional interest expense of $2.5 million on an annualized basis for the floating rate senior notes as of December 31, 2014.
Based upon the borrowing rates available to KCSM for indebtedness with similar terms and average maturities, the fair value of debt, including related company debt, was approximately $1,192.6 million and $1,215.8 million at December 31, 2014 and 2013, respectively, compared with a carrying value of $1,193.9 million and $1,260.4 million at December 31, 2014 and 2013, respectively.
Commodity Price Sensitivity. The Company holds fuel inventories for use in operations. These inventories are not material to KCSM’s overall financial position. Fuel costs are expected to reflect market conditions in 2015; however, fuel costs are unpredictable and subject to a variety of factors outside the Company’s control. Assuming annual consumption of 65 million gallons, a 10 cent change in the price per gallon of fuel would cause a $6.5 million change in operating expenses. KCSM mitigates the impact of increased fuel costs through fuel surcharge revenues from customers; however, in a period of volatile fuel prices or changing customer business mix, changes in fuel expense and fuel surcharge may differ.
Foreign Exchange Sensitivity. KCSM uses the U.S. dollar as its functional currency; however, a portion of its revenues and expenses are denominated in Mexican pesos. Based on the volume of revenue and expense transactions denominated in Mexican pesos, revenue and expense fluctuations generally offset, with insignificant net impacts to operating income.
The Company has exposure to fluctuations in the value of the Mexican peso against the U.S. dollar due to its net monetary assets that are denominated in Mexican pesos. The Company had Ps.322.0 million of net monetary assets at December 31, 2014.
The following table presents an estimate of the impact to the consolidated statements of comprehensive income that would result from a hypothetical one Mexican peso change in the exchange rate at December 31, 2014.

Sensitivity Analysis
	Hypothetical change in exchange rate	Amount of Gain (Loss)	Affected Line Item in the Consolidated Statement of Comprehensive Income
Net monetary assets denominated in Mexican pesos at December 31, 2014:
Ps.322.0 million	From Ps.14.7 to Ps.15.7	($1.4 million)	Foreign exchange gain (loss)
Ps.322.0 million	From Ps.14.7 to Ps.13.7	$1.6 million	Foreign exchange gain (loss)
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
The following table presents an estimate of the impact to the effective income tax rate and income tax expense that would result from a hypothetical one Mexican peso change in the exchange rate at December 31, 2014:

Sensitivity Analysis
	Increase (Decrease) in Effective Income Tax rate	Amount of Expense (Benefit)	Affected Line Item in the Consolidated Statement of Comprehensive Income
Hypothetical Change in Exchange Rate
From Ps.14.7 to Ps.15.7	(5.2%)	($18.8 million)	Income tax expense
From Ps.14.7 to Ps.13.7	5.9%	$21.6 million	Income tax expense

The Company may enter into foreign currency derivative instruments to hedge its exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. In December 2014, the Company entered into foreign currency forward contracts with an aggregate notional amount of $300.0 million. These contracts matured on January 15, 2015, and obligated the Company to purchase a total of Ps.4,364.7 million at a weighted average exchange rate of Ps.14.55 to each U.S. dollar. During January 2015, the Company entered into offsetting contracts with an aggregate notional amount of $298.8 million. These offsetting contracts matured on January 15, 2015, and obligated KCSM to sell a total of Ps.4,364.7 million at a weighted-average exchange rate of Ps.14.61 to each U.S. dollar.
In addition, during January 2015, the Company entered into foreign currency forward contracts with an aggregate notional amount of $300.0 million. These contracts mature on January 15, 2016, and obligate the Company to purchase a total of Ps.4,480.4 million at a weighted average exchange rate of Ps.14.93 to each U.S. dollar.
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
Under the supervision and with the participation of the Company’s President and Executive Representative and the Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013) (commonly referred to as the COSO framework). Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014, based on the criteria outlined in the COSO framework.
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
We have audited the accompanying consolidated balance sheets of Kansas City Southern de México, S.A. de C.V. and subsidiaries (the Company) as of December 31, 2014 and 2013 and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kansas City Southern de México, S.A. de C.V. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Kansas City, Missouri
January 30, 2015

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31,

	2014	2013	2012
	(In millions)
Revenues	$1,204.4	$1,101.0	$1,021.7
Operating expenses:
Compensation and benefits	137.5	123.0	124.0
Purchased services	153.9	144.6	144.6
Fuel	212.4	186.4	164.1
Equipment costs	66.3	82.4	77.9
Depreciation and amortization	113.0	102.7	91.3
Materials and other	66.0	66.2	59.1
Lease termination costs	20.1	—	—
Elimination of deferred statutory profit sharing liability, net	—	—	(43.0)
Total operating expenses	769.2	705.3	618.0
Operating income	435.2	395.7	403.7
Equity in net earnings of unconsolidated affiliate	4.1	3.2	3.2
Interest expense	(41.5)	(61.2)	(88.4)
Debt retirement costs	(3.9)	(117.7)	(0.5)
Foreign exchange gain (loss)	(29.8)	(1.2)	3.0
Other expense, net	(0.1)	(0.4)	(0.2)
Income before income taxes	364.0	218.4	320.8
Income tax expense	71.1	76.4	129.6
Net income	292.9	142.0	191.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0.0 million for all periods presented	(1.8)	(0.1)	0.9
Comprehensive income	$291.1	$141.9	$192.1

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Balance Sheets
December 31,

	2014	2013
	(In millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$311.6	$224.8
Accounts receivable, net	93.6	106.4
Related company receivables	30.2	20.0
Materials and supplies	29.8	38.3
Deferred income taxes	8.9	69.1
Other current assets	92.2	77.6
Total current assets	566.3	536.2
Investments	14.7	14.7
Property and equipment (including concession assets), net	2,804.8	2,656.0
Other assets	21.0	28.8
Total assets	$3,406.8	$3,235.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$19.7	$81.8
Accounts payable and accrued liabilities	61.6	87.7
Related company payables	61.1	54.3
Total current liabilities	142.4	223.8
Long-term debt	1,103.5	1,114.4
Related company debt	70.7	64.2
Deferred income taxes	116.8	164.1
Other noncurrent liabilities and deferred credits	21.3	8.2
Total liabilities	1,454.7	1,574.7
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 4,785,510,235 shares authorized and outstanding, issued without par value	286.1	286.1
Additional paid-in capital	243.6	243.6
Retained earnings	1,427.5	1,134.6
Accumulated other comprehensive loss	(5.1)	(3.3)
Total stockholders’ equity	1,952.1	1,661.0
Total liabilities and stockholders’ equity	$3,406.8	$3,235.7

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,

	2014	2013	2012
	(In millions)
Operating activities:
Net income	$292.9	$142.0	$191.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113.0	102.7	91.3
Deferred income taxes	12.9	6.2	106.8
Equity in net earnings of unconsolidated affiliate	(4.1)	(3.2)	(3.2)
Elimination of deferred statutory profit sharing liability	—	—	(47.8)
Distributions from unconsolidated affiliate	2.3	1.5	2.3
Debt retirement costs	3.9	117.7	0.5
Changes in working capital items:
Accounts receivable	12.7	(4.7)	(23.9)
Related companies	(4.7)	107.7	(12.1)
Materials and supplies	8.3	(3.1)	5.6
Other current assets	(10.8)	(3.1)	(21.5)
Accounts payable and accrued liabilities	(8.2)	(2.6)	(15.3)
Other, net	(8.0)	0.4	3.2
Net cash provided by operating activities	410.2	461.5	277.1
Investing activities:
Capital expenditures	(165.1)	(159.7)	(206.3)
Purchase or replacement of equipment under operating leases	(98.5)	(80.9)	(3.3)
Proceeds from disposal of property	8.3	3.7	5.6
Other, net	2.4	(1.3)	(1.3)
Net cash used for investing activities	(252.9)	(238.2)	(205.3)
Financing activities:
Proceeds from issuance of long-term debt	—	1,230.8	—
Repayment of long-term debt	(82.8)	(997.2)	(18.1)
Proceeds from related company debt	15.5	69.5	9.0
Repayment of related company debt	—	(181.4)	(87.2)
Debt costs	(3.2)	(110.3)	(0.8)
Dividends paid	—	(19.1)	—
Pro-rata contribution of common stock	—	—	18.8
Net cash used for financing activities	(70.5)	(7.7)	(78.3)
Cash and cash equivalents:
Net increase (decrease) during each year	86.8	215.6	(6.5)
At beginning of year	224.8	9.2	15.7
At end of year	$311.6	$224.8	$9.2
Supplemental cash flow information:
Non-cash investing activities and financing activities:
Capital expenditures and purchase or replacement of equipment under operating leases accrued but not yet paid at end of year	$10.1	$12.8	$9.1
Capital lease obligations incurred	9.1	—	10.8
Cash payments:
Interest paid	$38.9	$71.1	$86.6
Income tax payments, net of refunds	44.7	68.4	—

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In millions)
Balance at December 31, 2011	$267.3	$243.6	$820.5	$(4.1)	$1,327.3
Net income	—	—	191.2	—	191.2
Other comprehensive income (loss) - foreign currency translation adjustment	—	—	—	0.9	0.9
Capital contribution—pro-rata contribution of common stock	18.8	—	—	—	18.8
Balance at December 31, 2012	286.1	243.6	1,011.7	(3.2)	1,538.2
Net income	—	—	142.0	—	142.0
Other comprehensive income (loss) - foreign currency translation adjustment	—	—	—	(0.1)	(0.1)
Dividends declared	—	—	(19.1)	—	(19.1)
Balance at December 31, 2013	286.1	243.6	1,134.6	(3.3)	1,661.0
Net income	—	—	292.9	—	292.9
Other comprehensive income (loss) - foreign currency translation adjustment	—	—	—	(1.8)	(1.8)
Balance at December 31, 2014	$286.1	$243.6	$1,427.5	$(5.1)	$1,952.1

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Description of the Business
Kansas City Southern de México, S.A. de C.V. (“KCSM” or the “Company”) operates the primary commercial corridor of the Mexican railroad system, which allows it to participate significantly in the growing freight traffic between Mexico, the United States and Canada. KCSM’s rail lines consist of approximately 3,200 route miles. In addition, KCSM has trackage rights permitting it to run its trains over 550 miles of track of other Mexican railroad operators. KCSM is a wholly-owned subsidiary of Kansas City Southern (“KCS”). KCS’s principal U.S. subsidiary, The Kansas City Southern Railway Company (“KCSR”), is a U.S. Class I railroad. The rail networks of KCSR, The Texas Mexican Railway Company (“Tex-Mex”), also a KCS wholly-owned subsidiary, and KCSM together comprise approximately 6,500 route miles extending from the midwest and southeast portions of the United States into Mexico.
Arrendadora KCSM, S. de R.L. de C.V. (“Arrendadora KCSM”), a wholly-owned subsidiary, is a sociedad de responsabilidad limitada de capital variable, or S. de R.L. de C.V. (limited liability corporation). Arrendadora KCSM was incorporated on September 27, 2002, under the laws of Mexico and its only operation is the leasing of railroad equipment to KCSM.
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
Ferrocarril y Terminal del Valle de México, S.A. de C.V. (Mexico Valley Railway and Terminal or “FTVM”) was incorporated as a sociedad anónima de capital variable (variable capital corporation) under the laws of Mexico. FTVM provides railroad services as well as ancillary services, including those related to interconnection, switching and haulage services in the greater Mexico City area. KCSM holds 25% of the capital stock of FTVM. The other shareholders of FTVM, each holding a 25% interest, are Ferrocarril Méxicano, S.A. de C.V. or “Ferromex,” Ferrosur, S.A. de C.V. or “Ferrosur” and the Mexican government. KCSM accounts for its investment in FTVM under the equity method of accounting. For the years ended December 31, 2014, 2013 and 2012, KCSM recognized $4.1 million, $3.2 million and $3.2 million of income, respectively, attributable to its interest in FTVM. In 2014, 2013 and 2012, KCSM received cash dividends of $2.3 million, $1.5 million and $2.3 million, respectively, from FTVM.
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
Under the Concession and Mexican law, the Company may freely set rates unless the Mexican government determines that there is no effective competition. KCSM is required to register its rates with the Mexican government and to provide railroad services to all users on a fair and non-discriminatory basis and in accordance with efficiency and safety standards approved periodically by the Mexican government. In the event that rates charged are higher than the registered rates, KCSM must reimburse customers with interest, and risk the revocation of the Concession.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Mexican Railroad Services Law and regulations and the Concession establish several circumstances under which the Concession will terminate: revocation by the Mexican government, statutory appropriation, or KCSM’s voluntary surrender of its rights or liquidation or bankruptcy. The Concession requires the undertaking of capital projects, including those described in a business plan filed every five years with the Mexican government. The five-year plan was submitted in the fourth quarter of 2012 for the years 2013-2017 in which KCSM committed to certain minimum investment and capital improvement goals, which may be waived by the Mexican government upon application for relief for good cause. The Mexican government could also revoke KCSM’s exclusivity to render railroad services after 2027 if it determines that there is insufficient competition.
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
Employees and Labor Relations. KCSM Servicios provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. KCSM Servicios’ union employees are covered by one labor agreement, which was signed on April 16, 2012, between KCSM Servicios and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”), for an indefinite period of time, for the purpose of regulating the relationship between the parties. As of December 31, 2014, approximately 80% of KCSM Servicios employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. The union labor negotiations with the Mexican Railroad Union have not historically resulted in any strike, boycott or other disruption in KCSM’s business operations. On October 14, 2014, compensation terms covering the period from July 1, 2014 through June 30, 2015, were finalized between KCSM Servicios and the Mexican Railroad Union. The finalization of the compensation terms did not have a significant effect on the consolidated financial statements.
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
Foreign Exchange Gain (Loss). For financial reporting purposes, KCSM and its subsidiaries maintain records in U.S. dollars, which is the functional currency. The dollar is the currency that reflects the economic substance of the underlying events and circumstances relevant to the entity. Monetary assets and liabilities denominated in pesos are remeasured into dollars using current exchange rates. The difference between the exchange rate on the date of the transaction and the exchange rate on the settlement date, or balance sheet date if not settled, is included in the comprehensive income statement as foreign exchange gain or loss.
Cash Equivalents. Short-term liquid investments with an initial maturity of three months or less are classified as cash and cash equivalents.
Accounts Receivable, net. Accounts receivable are net of an allowance for uncollectible accounts as determined by historical experience and adjusted for economic uncertainties or known trends. Accounts are charged to the allowance when a customer enters bankruptcy, when an account has been transferred to a collection agent or submitted for legal action or when a customer is significantly past due and all available means of collection have been exhausted. At December 31, 2014 and 2013, the allowance for doubtful accounts was $0.5 million. Bad debt expense was $0.2 million, $0.5 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
The depreciation studies may also indicate that the recorded amount of accumulated depreciation is deficient or in excess of the amount indicated by the study. Any such deficiency or excess is amortized as a component of depreciation expense over the remaining useful lives of the affected asset class, as determined by the study. The Company also monitors these factors in non-study years to determine if adjustments should be made to depreciation rates. The Company completed a depreciation study for KCSM in 2014. The impact of the study was immaterial to the consolidated financial results for all periods.
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
Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value would be reduced to the estimated fair value. Future cash flow estimates for an impairment review would be based on the lowest level of identifiable cash flows. During the years ended December 31, 2014 and 2013, management did not identify any indicators of impairment.
Fair Value of Financial Instruments. The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable and accounts payable. The carrying value of the short-term financial instruments approximates fair value.
The fair value of the Company’s debt, including related company debt, is estimated using quoted market prices when available, which is classified as Level 1 in the fair value hierarchy. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality, which is classified as Level 2. The fair value of the Company’s debt was $1,192.6 million and $1,215.8 million at December 31, 2014 and 2013, respectively. The carrying value was $1,193.9 million and $1,260.4 million at December 31, 2014 and 2013, respectively. If the Company’s debt was measured at fair value, the individual debt instruments would have been classified as either Level 1 or Level 2 in the fair value hierarchy.
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
Note 3. Lease Termination Costs
During 2014, the Company purchased $97.0 million of equipment under existing operating leases and replacement equipment as certain operating leases expired. During 2014, the Company recognized $20.1 million of lease termination costs (included in operating expenses) due to the early termination of certain operating leases and the related purchase of the equipment. The Company did not incur lease termination costs during 2013 or 2012.
Note 4. Property and Equipment (including Concession Assets)
The following tables list the major categories of property and equipment, including concession assets, as well as the weighted-average composite depreciation rate for each category (in millions):

As of December 31, 2014	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rates for 2014
Land	$76.9	$—	$76.9	—
Concession land rights	141.2	(22.3)	118.9	1.0%
Rail and other track material	570.2	(100.9)	469.3	2.7 - 3.8%
Grading	569.9	(95.4)	474.5	1.2%
Ties	520.4	(118.0)	402.4	2.0 - 6.0%
Bridges and tunnels	255.1	(45.8)	209.3	1.4%
Ballast	214.8	(54.0)	160.8	3.8 - 6.7%
Other (a)	290.5	(82.0)	208.5	3.5%
Total road property	2,420.9	(496.1)	1,924.8	3.0%
Locomotives	543.3	(130.5)	412.8	4.6%
Freight cars	207.1	(30.6)	176.5	4.9%
Other equipment	32.5	(7.7)	24.8	10.1%
Total equipment	782.9	(168.8)	614.1	4.9%
Technology and other	43.8	(25.6)	18.2	14.2%
Construction in progress	51.9	—	51.9	N/A
Total property and equipment (including concession assets)	$3,517.6	$(712.8)	$2,804.8	N/A
____________________

(a)	Other includes signals, buildings and other road assets.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

As of December 31, 2013	Cost	Accumulated Depreciation	Net Book Value	Depreciation Rates for 2013
Land	$76.9	$—	$76.9	—
Concession land rights	141.2	(20.9)	120.3	1.0%
Grading	568.0	(89.2)	478.8	1.2%
Rail and other track material	531.1	(95.1)	436.0	2.7 - 4.0%
Ties	492.9	(106.5)	386.4	2.0 - 6.0%
Bridges and tunnels	253.9	(42.1)	211.8	1.4%
Ballast	205.5	(48.5)	157.0	3.8 - 6.8%
Other (a)	291.3	(75.0)	216.3	3.6%
Total road property	2,342.7	(456.4)	1,886.3	3.0%
Locomotives	543.4	(118.7)	424.7	4.6%
Freight cars	94.2	(22.3)	71.9	5.7%
Other equipment	24.4	(4.6)	19.8	10.0%
Total equipment	662.0	(145.6)	516.4	5.0%
Technology and other	36.1	(20.5)	15.6	13.6%
Construction in progress	40.5	—	40.5	N/A
Total property and equipment (including concession assets)	$3,299.4	$(643.4)	$2,656.0	N/A
 ______________________

(a)	Other includes signals, buildings and other road assets.
Concession assets, net of accumulated amortization of $483.1 million and $444.1 million, totaled $2,007.6 million and $1,951.0 million at December 31, 2014 and 2013, respectively.
Depreciation and amortization of property and equipment (including concession assets) totaled $113.0 million, $102.7 million and $91.3 million for 2014, 2013 and 2012, respectively.
Note 5. Other Balance Sheet Captions
Other Current Assets. Other current assets included the following items at December 31 (in millions):

	2014	2013
Prepaid expenses	$46.0	$42.6
Income and other taxes	45.8	34.9
Other	0.4	0.1
Other current assets	$92.2	$77.6
Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities included the following items at December 31 (in millions):

	2014	2013
Accounts payable	$35.7	$58.4
Other accrued liabilities	25.9	29.3
Accounts payable and accrued liabilities	$61.6	$87.7

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
Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of December 31, 2014, the Company did not expect any losses as a result of default of its counterparties.
Foreign Currency Forward Contracts. The Company has net U.S. dollar-denominated liabilities (primarily debt) which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the Mexican peso against the U.S. dollar. This revaluation creates fluctuations in the Company’s cash tax obligation and effective income tax rate. The Company has entered into foreign currency forward contracts to hedge its exposure to this risk.
In the first quarter of 2014, the Company entered into foreign currency forward contracts with an aggregate notional amount of $345.0 million. These contracts matured on December 31, 2014, and obligated the Company to purchase a total of Ps.4,642.5 million at a weighted-average exchange rate of Ps.13.46 to each U.S. dollar. During October and December 2014, the Company entered into offsetting contracts with an aggregate notional amount of $30.0 million and $291.4 million, respectively. These offsetting contracts matured on December 31, 2014, and obligated KCSM to sell a total of Ps.403.7 million and Ps.4,238.8 million at a weighted-average exchange rate of Ps.13.46 and Ps.14.57 to each U.S. dollar, respectively.
In December, 2014, the Company entered into additional foreign currency forward contracts with an aggregate notional amount of $300.0 million. These contracts matured on January 15, 2015, and obligated the Company to purchase a total of Ps.4,364.7 million at a weighted average exchange rate of Ps.14.55 to each U.S. dollar. During January 2015, the Company entered into offsetting contracts with an aggregate notional amount of $298.8 million. These offsetting contracts matured on January 15, 2015, and obligated KCSM to sell a total of Ps.4,364.7 million at a weighted-average exchange rate of Ps.14.61 to each U.S. dollar.
In the first half of 2013, the Company entered into foreign currency forward contracts with an aggregate notional amount of $325.0 million. These contracts matured on December 31, 2013 and obligated the Company to purchase a total of Ps.4,202.3 million at a weighted-average exchange rate of Ps.12.93 to each U.S. dollar. During December 2013, the Company entered into offsetting contracts with an aggregate notional amount of $324.3 million. These offsetting contracts matured on December 31, 2013, and obligated KCSM to sell a total of Ps.4,202.3 million at a weighted-average exchange rate of Ps.12.96 to each U.S. dollar.
In 2014 and 2013, the Company did not designate any of the foreign currency forward contracts as hedging instruments for accounting purposes, and the related net loss was recognized in foreign exchange gain (loss) within the consolidated statements of comprehensive income.
As of December 31, 2013, the Company had no outstanding foreign currency forward contracts.
The following table presents the fair value of derivative instruments included in the consolidated balance sheets (in millions):

	Derivative Liabilities
	Balance Sheet Location	December 31, 2014	December 31, 2013
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued liabilities	$4.3	$—
Total derivative liabilities		$4.3	$—

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table presents the effects of derivative instruments on the consolidated statements of comprehensive income for the years ended December 31 (in millions):

	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Derivatives not designated as hedging instruments:		2014	2013	2012
Foreign currency forward contracts	Foreign exchange gain (loss)	$(27.9)	$(0.7)	$—
Total		$(27.9)	$(0.7)	$—
Note 7. Long-Term Debt
Long-term debt at December 31 (in millions):

	2014	2013
Revolving credit facility, variable interest rate, due 2017	$—	$—
8.0% senior notes, due 2018	—	62.3
2.35% senior notes, due 2020	274.7	274.7
3.0% senior notes due 2023	448.4	448.2
Floating rate senior notes, variable interest rate, 0.9331% at December 31, 2014, due 2016	250.0	250.0
5.737% financing agreement, due 2023	39.2	43.8
6.195% financing agreement, due 2023	30.4	33.9
9.310% loan agreements, due 2020	66.9	74.6
Capital lease obligations, due serially to 2024	13.6	7.4
Other debt obligations	—	1.3
Total	1,123.2	1,196.2
Less: Debt due within one year	19.7	81.8
Long-term debt	$1,103.5	$1,114.4
Debt
Revolving Credit Facility. KCSM's amended and restated credit agreement consists of an unsecured revolving credit facility up to $200.0 million (the “Revolving Facility”), a letter of credit facility up to $15.0 million (the “Letter of Credit Facility”) and a swing line facility up to $15.0 million (the “Swing Line Facility”). The Letter of Credit Facility and the Swing Line Facility each constitute usage under the Revolving Facility. The credit agreement matures on November 15, 2017.

On January 30, 2014, KCSM and certain of its subsidiaries that guaranty the credit agreement entered into an amendment to the credit agreement which eliminated certain representations as a condition to borrowing under the Revolving Facility and provided for same-day availability of borrowed funds if desired by KCSM. Also on January 30, 2014, KCSM entered into agreements to establish a $200 million commercial paper program for KCSM (the “Commercial Paper Program”). The Revolving Facility serves as a backstop for the Commercial Paper Program, which generally serves as KCSM’s primary means of short-term funding.
KCSM and certain of its subsidiaries have agreed to subordinate payment of certain intercompany debt, certain KCSM subsidiaries guaranteed repayment of the amounts due under the credit agreement (up to the amount permitted by KCSM’s outstanding indentures) and certain equity interests as defined in the credit agreement were pledged to secure obligations under the credit agreement.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Under KCSM's credit agreement, in the event that KCSM’s senior unsecured debt ratings were subsequently to fall below investment grade at all three primary rating agencies, collateral would be re-pledged and the facility would revert to a secured obligation. In addition, in the event that KCSM achieved a senior unsecured debt rating of BBB/Baa2 or higher by at least two of the three primary rating agencies, the floating interest rates paid on the credit agreement would thereafter be determined by KCSM’s senior unsecured credit rating rather than by KCSM’s leverage ratio. Depending on KCSM’s credit rating during the life of the credit agreement, the margin KCSM would pay above the LIBOR at any point would be equal to or lower than 1.75%.
The credit agreement contains representations, warranties, covenants and events of default that are customary for credit agreements of this type. The occurrence of an event of default could result in the acceleration of the repayment of any outstanding principal balance of the Revolving Facility.
As of December 31, 2014 and 2013, KCSM had no amount outstanding under the Revolving Facility.
8.0% Senior Notes. On January 22, 2010, KCSM issued $300.0 million principal amount of 8.0% senior unsecured notes due February 1, 2018 (the “8.0% Senior Notes”), which bore interest semiannually at a fixed annual rate of 8.0%.
Through May 8, 2013, KCSM purchased $237.2 million principal amount of the tendered 8.0% Senior Notes, $181.0 million principal amount of the tendered 6 5/8% senior unsecured notes due December 15, 2020 (the “6 5/8% Senior Notes”) and $149.7 million principal amount of the tendered 6 1/8% senior unsecured notes due June 15, 2021 (the “6 1/8% Senior Notes”) (collectively, the “Senior Notes Tendered”), in accordance with the terms and conditions of the tender offer using a portion of the proceeds received from the issuance of $275.0 million principal amount of 2.35% senior unsecured notes due May 15, 2020 (the “2.35% Senior Notes”) and $450.0 million principal amount of 3.0% senior unsecured notes due May 15, 2023 (the “3.0% Senior Notes”).
On February 3, 2014, KCSM redeemed all of the remaining $62.8 million aggregate principal amount of the 8.0% Senior Notes, at a redemption price (expressed as a percentage of principal amount) of 104.0%, using a portion of the proceeds from the issuance of $250.0 million principal amount floating rate senior unsecured notes due October 28, 2016, (the “Floating Rate Senior Notes”) issued in the fourth quarter of 2013.
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

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Floating Rate Senior Notes. On October 29, 2013, KCSM issued the Floating Rate Senior Notes due October 28, 2016, which bear interest quarterly at a rate equal to the three-month U.S. dollar LIBOR plus 70 basis points per annum. KCSM used the net proceeds from the issuance of the Floating Rate Senior Notes to pay fees and expenses related to the issuance of the Floating Rate Senior Notes and redeem the outstanding $29.4 million principal amount of the 6 1/8% Senior Notes. In addition, the Company used the remaining net proceeds to redeem the outstanding $62.8 million principal amount of the 8.0% Senior Notes during the first quarter of 2014 and to finance the purchase of equipment under existing operating leases and replacement equipment as certain operating leases expired. Any net proceeds not used for these purposes were used for general corporate purposes. The notes are redeemable, in whole but not in part, at KCSM’s option at any time at a redemption price of 100% of their principal amount, plus any accrued unpaid interest in the event of certain changes in the Mexican withholding tax rate.
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
Debt Covenants Compliance
The Company was in compliance with all of its debt covenants as of December 31, 2014.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Leases and Debt Maturities
The Company leases transportation equipment, as well as office and other operating facilities under various capital and operating leases. Rental expenses under operating leases were $18.8 million, $32.8 million and $38.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Operating leases that contain scheduled rent adjustments are recognized on a straight-line basis over the term of the lease. Contingent rentals and sublease rentals were not significant. Minimum annual payments and present value thereof under existing capital leases, other debt maturities and minimum annual rental commitments under non-cancelable operating leases are as follows (in millions):

Years	Long-Term Debt	Capital Leases			Total Debt	Operating Leases	Total
		Minimum Lease Payments	Less Interest	Net Present Value
2015	$16.6	$4.5	$1.4	$3.1	$19.7	$28.5	$48.2
2016	267.3	4.1	1.2	2.9	270.2	24.7	294.9
2017	18.3	1.9	1.0	0.9	19.2	5.7	24.9
2018	31.4	1.7	0.9	0.8	32.2	3.3	35.5
2019	11.6	1.7	0.8	0.9	12.5	2.1	14.6
Thereafter	764.4	6.7	1.7	5.0	769.4	1.9	771.3
Total	$1,109.6	$20.6	$7.0	$13.6	$1,123.2	$66.2	$1,189.4
____________________
In the normal course of business, the Company enters into long-term contractual requirements for future goods and services needed for the operations of the business. Such commitments are not in excess of expected requirements and are not reasonably likely to result in performance penalties or payments that would have a material adverse effect on the Company’s liquidity.
Note 8. Related Company Transactions
Balances and transactions with related companies included the following items at December 31 (in millions):

	2014	2013
Related company receivables:
KCSR (1)	$18.8	$14.7
Nafta Rail (2)	11.4	5.3
	$30.2	$20.0

Related company payables:
KCSM Servicios (3)	$56.1	$52.5
FTVM	1.5	1.8
Servicios Ferroviarios Europeos	3.5	—
	$61.1	$54.3

Related company debt:
KCS (4)	$70.7	$64.2
____________________

(1)	This balance is comprised primarily of receivables from KCSR originated in the normal course of business.

(2)	This balance is comprised primarily of loans from KCSM to Nafta Rail.

(3)	This balance is comprised primarily of payables as a result of employee services provided by KCSM Servicios.

(4)	The outstanding balance represents unsecured loan agreements with a wholly-owned subsidiary of KCS.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The most significant transactions with related parties are summarized as follows for the years ended December 31, (in millions):

	2014	2013	2012
Employee services expenses	$194.2	$184.1	$131.9
Management services expenses	30.9	27.0	25.9
Information technology	14.3	8.7	5.7
Terminal expenses	17.7	17.2	16.1
Equipment costs	8.1	5.4	1.7
Interest expense, net	3.9	6.5	8.2
Employee Services Agreements
On April 19, 2012, KCSM entered into an employee services agreement (the “Employee Services Agreement”) under which KCSM Servicios provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. The Employee Services Agreement became effective on May 1, 2012. On September 30, 2013, the Company and KCSM Servicios terminated the Employee Services Agreement, and on October 1, 2013, KCSM and KCSM Servicios entered into various specialized services agreements (the “Specialized Services Agreements”). Under the Specialized Services Agreements, KCSM Servicios provides specialized personnel services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. The Specialized Services Agreements became effective on October 1, 2013, and will continue in effect until terminated by one party by providing written notice to the other party. For the years ended December 31, 2014, 2013 and 2012, the Company incurred $194.2 million, $184.1 million and $131.9 million under these agreements.
Management Services Agreement
On December 31, 2005, KCSM and KCS entered into a Management Services Agreement under which KCS provides to KCSM general guidance, oversight, consultation and management services in connection with the business and operations of KCSM. The Management Services Agreement became effective as of April 1, 2005, and will continue in effect until terminated by one party by providing written notice to the other party. For the years ended December 31, 2014, 2013 and 2012, the Company incurred $30.9 million, $27.0 million and $25.9 million, respectively, under the agreement.
In 2011, KCSM prepaid KCSR $78.2 million for services which were provided by KCSR through August 2014. The prepayment included a discount of 3.5%. As of December 31, 2013, the prepaid balance was $20.1 million included in other current assets.
On September 26, 2014, KCSM prepaid KCSR $35.4 million for services which will be provided by KCSR through August 2015. The prepayment included a discount of 1.85%. As of December 31, 2014, the prepaid balance was $23.7 million included in other current assets.
Terminal Services Prepayment
Terminal services are provided by FTVM and Nafta Rail. In December 2011, KCSM prepaid Nafta Rail $22.3 million for terminal services, which will be provided by Nafta Rail through 2016. The prepayment included a discount of 3.5%. As of December 31, 2014, the prepaid balance was $6.4 million with $4.8 million included in other current assets and $1.6 million included in other assets. As of December 31, 2013, the prepaid balance was $11.3 million with $4.8 million included in other current assets and $6.5 million included in other assets.
Revolving Credit Agreement
KCSR, as a lender, and KCSM, as a borrower, entered into a revolving credit agreement effective as of June 7, 2013 (the “2013 Revolving Agreement”), pursuant to the terms of which KCSM may borrow up to $100.0 million from KCSR on a revolving basis at any time during the term of the 2013 Revolving Agreement. The 2013 Revolving Agreement is unsecured and terminates on December 31, 2018. As of December 31, 2014 and 2013, KCSM had no outstanding amount under the terms of the 2013 Revolving Agreement.

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
Loan Agreements between KCSM and a Wholly-Owned Subsidiary of KCS
On January 23, 2013, KCSM entered into an unsecured loan agreement (the “2013 Loan Agreement”) with a wholly-owned subsidiary of KCS. The 2013 Loan Agreement allows KCSM to receive one or more loans up to an aggregate principal amount of Ps.4,550.0 million, due on January 23, 2018. Amounts outstanding under the 2013 Loan Agreement were Ps1,040.7 million ($70.7 million) and Ps.839.2 million ($64.2 million) at December 31, 2014 and 2013, respectively. KCSM is required to make annual interest payments on the outstanding principal amount at a rate equivalent to 91 day Tasa de Interes Interbancaria de Equilibrio (the “Equilibrium Interbank Interest Rate”) or (“TIIE”) plus 1.00%.
Note 10. Stockholders’ Equity
KCSM’s capital stock is divided into Class I Shares, representing the fixed portion of the capital, and Class II Shares, representing the variable portion of the capital. The fixed portion of the capital stock with no withdrawal rights is represented by 600,000 shares. The variable portion of the capital stock is represented by 4,784,910,235 shares. As of December 31, 2014 and 2013, the total shares outstanding represented by Class I and Class II were 4,785,510,235 fully subscribed and paid for, without a par value expression.
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
Note 9. Income Taxes
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
Tax Expense. Income tax expense consists of the following components (in millions):

	2014	2013	2012
Current income tax	$58.2	$70.2	$22.8
Deferred income tax	12.9	6.2	106.8
Total income tax expense	$71.1	$76.4	$129.6

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows at December 31 (in millions):

	2014	2013
Assets:
Loss carryovers	$14.5	$24.6
Reserves not currently deductible for tax	48.5	50.9
Other	6.4	6.8
Gross deferred tax assets before valuation allowance	69.4	82.3
Valuation allowance	(0.2)	(2.3)
Net deferred tax assets	69.2	80.0
Liabilities:
Property	(177.1)	(175.0)
Gross deferred tax liabilities	(177.1)	(175.0)
Net deferred tax liability	$(107.9)	$(95.0)
Tax Rates. Differences between the Company’s effective income tax rates and the Mexican statutory income tax rate of 30% follow (in millions):

	2014		2013		2012
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Income tax expense using the statutory rate in effect	$109.2	30.0%	$65.5	30.0%	$96.2	30.0%
Tax effect of:
Foreign exchange and inflation adjustments (i)	(35.1)	(9.7)%	2.8	1.3%	35.7	11.1%
Change in the Mexican federal tax rate	—	—	4.4	2.0%	0.8	0.2%
Reversal of previously recognized benefit due to court ruling	—	—	4.4	2.0%	—	—
Other, net	(3.0)	(0.8)%	(0.7)	(0.3)%	(3.1)	(0.9)%
Income tax expense	$71.1	19.5%	$76.4	35.0%	$129.6	40.4%
(i) Income taxes are paid in Mexican pesos, and as a result, the effective income tax rate reflects fluctuations in the value of the Mexican peso against the U.S. dollar. Most significantly, any gain or loss from the revaluation of net U.S. dollar-denominated monetary liabilities (primarily debt) into Mexican pesos is included in Mexican taxable income under Mexican tax law. As a result, a strengthening of the Mexican peso against the U.S. dollar for the reporting period will generally increase the Mexican cash tax obligation and the effective income tax rate, and a weakening of the Mexican peso against the U.S. dollar for the reporting period will generally decrease the Company's cash tax obligation and the effective tax rate. To hedge its exposure to this risk, during 2014 and 2013 the Company entered into foreign currency forward contracts, which are measured at fair value each period and any change in fair value is recognized in foreign exchange gain (loss) within the consolidated statements of comprehensive income. Refer to Note 6 Derivative Instruments for further information.
Change in Tax Law. On December 11, 2013, changes to the Mexican Federal Income Tax Law were approved eliminating the statutory income tax rate reduction to 29% for 2014 and 28% for 2015 and thereafter, and leaving the existing 30% statutory income tax rate in effect for future years. Additionally, the Entrepreneurial Tax of Unique Rate (referred to by its Spanish acronym IETU, or Flat Tax) was repealed as of January 1, 2014. The Company’s deferred income tax assets and liabilities as of December 31, 2013 were revalued using the rates expected to be in effect when the underlying temporary differences are expected to reverse. This revaluation resulted in a $4.4 million expense in the 2013 tax provision.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Tax Carryovers. The Company’s loss carryovers at December 31, 2014 were $48.2 million and, if not used, will begin to expire in 2019. A deferred tax asset was recorded in prior periods for the expected future tax benefit of these losses which will be carried forward to reduce only Mexican income tax payable in future years. The Company also has an asset tax credit carryover in the amount of $5.7 million which, if not used, will expire in 2017.
The valuation allowance for deferred tax assets as of December 31, 2014, was $0.2 million, a decrease of $2.1 million as compared to $2.3 million as of December 31, 2013.
The Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowances, related to loss carryovers and tax credits.
Uncertain Tax Positions. The accounting guidance for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance requires the Company to recognize in the consolidated financial statements the benefit of a tax position only if the impact is more likely than not of being sustained on audit based on the technical merits of the position. In 2014 and 2013, the Company has not taken any new uncertain tax positions and does not have a provision for uncertain tax positions as of December 31, 2014 and 2013.
Interest and penalties related to uncertain tax positions are included in income before taxes on the consolidated statements of comprehensive income. Accrued interest and penalties on unrecognized tax benefits and interest and penalty expense was immaterial to the consolidated financial statements for all periods presented.
Tax Contingencies. Tax returns are filed on a separate company basis and periods after 2008 remain open to examination by the taxing authorities. KCSM’s 2009 and 2010 tax returns are currently under examination by the Servicio de Administracion Tributaria (the “SAT”), the Mexican equivalent of the U.S. Internal Revenue Service. In the fourth quarter of 2014, the 2007 KCSM examination was completed without adjustment. The Company is litigating a Value Added Tax (“VAT”) audit assessment from the SAT for the year ended December 31, 2005. The Company believes it is more likely than not that it will prevail in challenging the 2005 assessment. While the outcome of this matter cannot be predicted with certainty, the Company does not believe, when resolved, that this dispute will have a material effect on its consolidated financial statements. However, an unexpected adverse resolution could have a material effect on the consolidated financial statements in a particular quarter or fiscal year.
KCSM has not historically assessed VAT on international import transportation services provided to its customers based on a written ruling that KCSM obtained from the SAT in 2008 stating that such services were exempt from VAT (the “2008 Ruling”). Notwithstanding the 2008 Ruling, in December 2013, the SAT unofficially informed KCSM of an intended implementation of new criteria effective as of January 1, 2014, pursuant to which VAT would be assessed on all international import transportation services on the portion of the services provided within Mexico. Additionally, in November 2013, the SAT filed an action to nullify the 2008 Ruling, potentially exposing the application of the new criteria to open tax years. In February 2014, KCSM filed an action opposing the SAT’s nullification action. While the SAT’s unofficial communication to KCSM is not enforceable and the 2008 Ruling continues to be in effect, KCSM notified its customers in December 2013 of the potential assessment of VAT on international import transportation services; however, implementation of any VAT assessment will depend on future developments and any guidance published by the SAT. Due to the pass-through nature of VAT assessed on services provided to customers, the Company does not believe any ultimate requirement to assess VAT on international import transportation services will have a significant effect on its consolidated financial statements. However, unexpected adverse implementation criteria imposed by the SAT for open tax years could have a material effect on the consolidated financial statements of the Company in a particular quarter or fiscal year.

Note 11. Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government, which would expire in 2047 unless extended, KCSM pays concession duty expense of 1.25% of gross revenues. For the year ended December 31, 2014, the concession duty expense, which is recorded within materials and other in operating expenses, was $15.8 million, compared to $14.3 million and $9.4 million for the same periods in 2013 and 2012, respectively.

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
Tax Contingencies. Information regarding tax contingencies is included in Note 9 Income Taxes — Tax Contingencies.
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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness or further weakening in economic trends could have a significant impact on the collectability of KCSM’s receivables and its operating results. If the financial condition of KCSM’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at December 31, 2014.
Mexican Legislation. In 2013, proposed legislation was introduced in the House of Deputies to amend certain provisions in the Mexican Regulatory Railroad Service Law. In February 2014, this proposed legislation was approved by the House of Deputies and was sent to the Senate. On December 14, 2014, the Senate passed a revised version of the House of Deputies’ bill, and on December 15, 2014, the House of Deputies passed the bill as amended by the Senate. On January 26, 2015, the bill was published in the Official Federal Gazette (Diario Oficial de la Federacion) and became law. While it is too early to determine the outcome of this legislation, the Company does not believe, when implemented, it will have a material effect on its consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

 In May 2014, new Mexican antitrust legislation was approved, and became effective on July 7, 2014. This new law replaces antitrust law that had been effective since 1993. .While the Company continues to evaluate the Mexican government’s implementation of this legislation, the Company does not believe it will have a material effect on its consolidated financial statements.
Note 12. Elimination of Deferred Statutory Profit Sharing Liability, Net
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
Note 13. Subsequent Events
Foreign Currency Hedging
In January 2015, the Company entered into foreign currency forward contracts with an aggregate notional amount of $300.0 million to hedge its exposure to fluctuations in the Mexican cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. These contracts mature on January 15, 2016, and obligate the Company to purchase a total of Ps.4,480.4 million at a weighted average exchange rate of Ps.14.93 to each U.S. dollar. The Company has not designated these foreign currency forward contracts as hedging instruments for accounting purposes. The Company will measure the foreign currency forward contracts at fair value each period and will recognize any change in fair value in foreign exchange gain (loss) within the consolidated statements of comprehensive income.
Dividend Payment
On January 20, 2015, the Company paid a cash dividend on its common stock of $115.0 million to the Company’s shareholders, all subsidiaries of KCS.

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
None.
Part III

Items 10, 11, 12 and 13. Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters; and Certain Relationships and Related Transactions, and Director Independence
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 14.	Principal Accountant Fees and Services
The following table presents the total fees for KCS and KCSM for professional audit services and other services rendered by KPMG LLP, the Company’s Independent Registered Public Accounting Firm, to KCS and KCSM for the years ended December 31, 2014 and 2013 (in thousands).

	2014	2013
Audit fees	$2,252.7	$2,493.9
Audit-related fees	80.0	77.0
Tax fees	30.2	26.6
All other fees	—	—
Total	$2,362.9	$2,597.5
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
The Audit Committee pre-approved all services provided by KPMG LLP for the year ended December 31, 2014 and 2013.

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

3.1
Current Corporate Bylaws (Estatutos Sociales) of Kansas City Southern de México, S.A. de C.V. (formerly known as TFM, S.A. de C.V.), as amended and restated May 8, 2007, together with an English translation (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 9, 2007, File No. 333-08322) is incorporated herein by reference as Exhibit 3.1

4.1
Indenture, dated May 3, 2013, between KCSM and U.S. Bank National Association, as trustee, transfer agent, principal paying agent and registrar, covering up to $275,000,000 of KCSM’s 2.35% Senior Notes due 2020 (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 8, 2013, File No. 333-08322) is incorporated herein by reference as Exhibit 4.1

4.1.1
Form of Rule 144A Restricted Global Note representing the 2.35% Senior Notes due 2020 (previously filed as Exhibit 4.4.1 to the Company’s Registration Statement on Form S-4 filed on August 26, 2013, File No. 333-190820) is incorporated herein by reference as Exhibit 4.1.1

4.1.2
Form of Regulation S Restricted Global Note representing the 2.35% Senior Notes due 2020 (previously filed as Exhibit 4.4.2 to the Company’s Registration Statement on Form S-4 filed on August 26, 2013, File No. 333-190820) is incorporated herein by reference as Exhibit 4.1.2

4.1.3
Special Global Note representing the 2.35% Senior Notes due 2020 (previously filed as Exhibit 4.4.3 to the Company’s Registration Statement on Form S-4 filed on August 26, 2013, File No. 333-190820) is incorporated herein by reference as Exhibit 4.1.3

4.2
Indenture, dated May 3, 2013, between KCSM and U.S. Bank National Association, as trustee, transfer agent, principal paying agent and registrar, covering up to $450,000,000 of KCSM’s 3.0% Senior Notes due 2023 (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 8, 2013, File No. 333-08322) is incorporated herein by reference as Exhibit 4.2

4.2.1
Form of Rule 144A Restricted Global Note representing the 3.0% Senior Notes due 2023 (previously filed as Exhibit 4.5.1 to the Company’s Registration Statement on Form S-4 filed on August 26, 2013, File No. 333-190820) is incorporated herein by reference as Exhibit 4.2.1

4.2.2
Form of Regulation S Restricted Global Note representing the 3.0% Senior Notes due 2023 (previously filed as Exhibit 4.5.2 to the Company’s Registration Statement on Form S-4 filed on August 26, 2013, File No. 333-190820) is incorporated herein by reference as Exhibit 4.2.2

4.2.3
Special Global Note representing the 3.0% Senior Notes due 2023 (previously filed as Exhibit 4.5.3 to the Company’s Registration Statement on Form S-4 filed on August 26, 2013, File No. 333-190820) is incorporated herein by reference as Exhibit 4.2.3

4.3
Registration Rights Agreement, dated May 3, 2013, among KCSM and J.P. Morgan Securities LLC; Merrill Lynch, Pierce, Fenner & Smith Incorporated; and Morgan Stanley & Co. LLC (previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 8, 2013, File No. 333-08322) is incorporated herein by reference as Exhibit 4.3

4.4
Indenture, dated October 29, 2013, between KCSM and U.S. Bank National Association, as trustee, transfer agent, principal paying agent and registrar, covering up to $250,000,000 of KCSM’s Floating Rate Senior Notes due 2016 (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 30, 2013, File No. 333-08322) is incorporated herein by reference as Exhibit 4.4

4.4.1
Registration Rights Agreement, dated October 29, 2013, among KCSM and J.P. Morgan Securities LLC; Merrill Lynch, Pierce, Fenner & Smith Incorporated; and Morgan Stanley & Co. LLC (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 30, 2013, File No. 333-08322) is incorporated herein by reference as Exhibit 4.4.1

4.4.2
Form of Rule 144A Restricted Global Note representing the Floating Rate Senior Notes due 2016 (previously filed as Exhibit 4.7.2 to the Company’s Registration Statement on Form S-4 filed on November 7, 2013, File No. 333-192179) is incorporated herein by reference as Exhibit 4.4.2

4.4.3
Form of Regulation S Restricted Global Note representing the Floating Rate Senior Notes due 2016 (previously filed as Exhibit 4.7.3 to the Company’s Registration Statement on Form S-4 filed on November 7, 2013, File No. 333-192179) is incorporated herein by reference as Exhibit 4.4.3

4.4.4
Special Global Note representing the Floating Rate Senior Notes due 2016 (previously filed as Exhibit 4.7.4 to the Company’s Registration Statement on Form S-4 filed on November 7, 2013, File No. 333-192179) is incorporated herein by reference as Exhibit 4.4.4

10.1
Concession title granted by the Secretaría de Comunicaciones y Transportes (“SCT”) in favor of Ferrocarril del Noreste, S.A. de C.V. (“FNE”), dated December 2, 1996, together with an English translation (previously filed as Exhibit 2.1 to the Company’s Registration Statement on Form F-4, File No. 333-08322) is incorporated herein by reference as Exhibit 10.1

10.1.1
Amendment, dated February 12, 2001, of concession title granted by SCT in favor of KCSM, formerly known as FNE, December 2, 1996, together with an English translation (previously filed as Exhibit 4.2 to KCSM and Grupo KCSM’s Annual Report on Form 20-F for fiscal year 2000, File No. 333-08322) is incorporated herein by reference as Exhibit 10.1.1

10.1.2
Amendment No. 2, dated November 22, 2006, of concession title granted by SCT in favor of KCSM, formerly known as FNE, December 2, 1996, amended February 12, 2001, together with an English translation (previously filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-4 filed on September 18, 2007, File No. 333-146153) is incorporated herein by reference as Exhibit 10.1.2

10.2*
English translation of Employment Agreement, dated as of October 5, 2005, between KCSM and David Weiler Eaton Keener (previously filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-4 on September 13, 2010, File No. 333-169340) is incorporated herein by reference as Exhibit 10.2

10.3*
English translation of Employment Agreement, dated as of April 20, 2006, between KCSM and José Guillermo Zozaya Delano (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2006, File No. 333-08322) is incorporated herein by reference as Exhibit 10.3

10.3.1*
English translation of Amendment Agreement to the Individual Indefinite Employment Contract of April 20, 2006, dated May 27, 2009, between KCSM and José Guillermo Zozaya Delano (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2009, File No. 333-08322) is incorporated herein by reference as Exhibit 10.3.1

10.4*
English translation of Employment Agreement, dated as of January 18, 1999, between KCSM and Oscar Augusto Del Cueto Cuevas (previously filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-4 filed on September 4, 2009, File No. 333-161762) is incorporated herein by reference as Exhibit 10.4

10.5
Loan and Security Agreement, dated as of February 26, 2008, between KCSM and Export Development Canada (previously filed as Exhibit 10.16 of the amendment to the Company’s Registration Statement on Form S-4/A filed on March 26, 2008, File No. 333-146519) is incorporated herein by reference as Exhibit 10.5

10.6
Loan Agreement, dated as of September 24, 2008, between KCSM and DVB Bank AG (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 28, 2008, File No. 333-08322) is incorporated herein by reference as Exhibit 10.6

10.7
Trackage Rights Agreement, dated February 9, 2010, between KCSM and Ferromex (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 27, 2010, File No. 333-08322) is incorporated herein by reference as Exhibit 10.7

10.8
Restatement Agreement, dated November 29, 2012, between KCSM, certain of its subsidiaries named therein as subsidiary guarantors, various financial institutions and other persons from time to time parties (the “Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”) and collateral agent (in such capacity, the “Collateral Agent”), (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 30, 2012, File No. 333-08322) is incorporated herein by reference as Exhibit 10.8

10.8.1
Second Amended and Restated Credit Agreement, dated November 29, 2012, by and between KCSM, the various financial institutions and other persons from time to time parties thereto ( the “Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders, J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, as joint lead arrangers and joint bookrunners and certain other financial institutions party thereto (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 30, 2012, File No. 333-08322) is incorporated herein by reference as Exhibit 10.8.1

10.8.2
Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated January 30, 2014, by and among KCSM, certain of its subsidiaries as guarantors, the various financial institutions parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, issuer and swing line lender (previously filed as Exhibit 10.9.2 to the Company's Annual Report on Form 10-K filed on January 31, 2014, File No. 333-08322), is incorporated herein by reference as Exhibit 10.8.2

10.9
Form of Loan Agreement between General Electric Capital Corporation and KCSM, dated September 1, 2011 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 21, 2011, File No. 333-08322) is incorporated herein by reference as Exhibit 10.9

10.10
Purchase Agreement, dated April 24, 2013, among KCSM, JPM, Merrill Lynch and Morgan Stanley (previously filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2013, File No. 333-08322) is incorporated herein by reference as Exhibit 10.10

10.11
Purchase Agreement, dated October 24, 2013, among KCSM, the Guarantors, JPM, Merrill Lynch and Morgan Stanley (previously filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2013, File No. 333-08322) is incorporated herein by reference as Exhibit 10.11

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

101
The following financial information from Kansas City Southern de México, S.A. de C.V.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (ii) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Changes in Equity for the Three Years ended December 31, 2014, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements

* Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kansas City Southern de México, S.A. de C.V.

By	/s/ José Guillermo Zozaya Delano
José Guillermo Zozaya Delano
President, Executive Representative and General Manager
January 30, 2015
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on January 30, 2015.

Signature	Title

/s/ David L. Starling	Chairman of the Board of Directors
David L. Starling

/s/ José Guillermo Zozaya Delano	President, Executive Representative and General Manager (Principal Executive Officer)
José Guillermo Zozaya Delano

/s/ Michael W. Upchurch	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Michael W. Upchurch

/s/ Mary K. Stadler	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Mary K. Stadler

/s/ Patrick J. Ottensmeyer	Director
Patrick J. Ottensmeyer

/s/ Robert J. Druten	Director
Robert J. Druten

/s/ Henry R. Davis	Director
Henry R. Davis

/s/ Warren K. Erdman	Director
Warren K. Erdman

/s/ Antonio O. Garza, Jr.	Director
Antonio O. Garza, Jr.

Kansas City Southern de México, S.A. de C.V.
2014 Form 10-K Annual Report
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
The following financial information from Kansas City Southern de México, S.A. de C.V.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012, (ii) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012, (iv) Consolidated Statements of Changes in Equity for the Three Years ended December 31, 2014, 2013, and 2012, and (v) the Notes to Consolidated Financial Statements