Form 10-Q
period 2015-03-31
Kansas City Southern de Mexico, S.A. de C.V.
filed 2015-04-21
CIK 1055294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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
Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable. 100% of the common stock of Kansas City Southern de México, S.A. de C.V. outstanding as of April 21, 2015 is held by Kansas City Southern.
Kansas City Southern de México, S.A. de C.V. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Form 10-Q
March 31, 2015

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
	2015	2014
	(In millions) (Unaudited)
Revenues	$291.1	$282.3
Operating expenses:
Compensation and benefits	31.6	31.8
Purchased services	39.0	36.5
Fuel	51.0	49.8
Equipment costs	17.7	16.4
Depreciation and amortization	28.4	27.8
Materials and other	20.9	15.6
Lease termination costs	9.6	16.3
Total operating expenses	198.2	194.2
Operating income	92.9	88.1
Equity in net earnings of unconsolidated affiliate	0.5	0.9
Interest expense	(10.0)	(10.7)
Debt retirement costs	—	(3.9)
Foreign exchange gain (loss)	(9.8)	3.2
Other income, net	0.2	—
Income before income taxes	73.8	77.6
Income tax expense	20.4	23.1
Net income	53.4	54.5
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax of $0.0 million for all periods presented	(0.4)	—
Comprehensive income	$53.0	$54.5

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(In millions, except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11.9	$311.6
Accounts receivable, net	113.3	93.6
Related company receivables	26.5	30.2
Materials and supplies	41.4	29.8
Deferred income taxes	3.9	8.9
Other current assets	65.0	92.2
Total current assets	262.0	566.3
Investments	14.8	14.7
Property and equipment (including concession assets), net	2,887.2	2,804.8
Other assets	18.7	21.0
Total assets	$3,182.7	$3,406.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$49.9	$19.7
Accounts payable and accrued liabilities	94.1	61.6
Related company payables	37.0	61.1
Total current liabilities	181.0	142.4
Long-term debt	1,097.4	1,103.5
Related company debt	58.5	70.7
Deferred income taxes	113.3	116.8
Other noncurrent liabilities and deferred credits	21.3	21.3
Total liabilities	1,471.5	1,454.7
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 4,785,510,235 shares authorized and outstanding, issued without par value	286.1	286.1
Additional paid-in capital	243.6	243.6
Retained earnings	1,187.0	1,427.5
Accumulated other comprehensive loss	(5.5)	(5.1)
Total stockholders’ equity	1,711.2	1,952.1
Total liabilities and stockholders’ equity	$3,182.7	$3,406.8

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2015	2014
	(In millions) (Unaudited)
Operating activities:
Net income	$53.4	$54.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28.4	27.8
Deferred income taxes	1.5	3.6
Equity in net earnings of unconsolidated affiliate	(0.5)	(0.9)
Debt retirement costs	—	3.9
Changes in working capital items:
Accounts receivable	(19.6)	(6.2)
Related companies	6.1	8.2
Materials and supplies	(11.1)	(4.9)
Other current assets	2.2	(12.7)
Accounts payable and accrued liabilities	32.3	14.7
Other, net	(2.6)	0.1
Net cash provided by operating activities	90.1	88.1
Investing activities:
Capital expenditures	(58.0)	(33.7)
Purchase or replacement of equipment under operating leases	(53.7)	(85.1)
Proceeds from disposal of property	0.8	2.4
Other, net	0.3	0.4
Net cash used for investing activities	(110.6)	(116.0)
Financing activities:
Proceeds from issuance of long-term debt	30.0	—
Repayment of long-term debt	(6.0)	(68.9)
Proceeds from related company debt	14.0	—
Repayment of related company debt	(23.3)	—
Dividends paid	(293.9)	—
Debt costs	—	(2.8)
Net cash used for financing activities	(279.2)	(71.7)
Cash and cash equivalents:
Net decrease during each period	(299.7)	(99.6)
At beginning of year	311.6	224.8
At end of period	$11.9	$125.2

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements

For the purposes of this report, unless the context otherwise requires, all references herein to “KCSM” and the “Company” refers to Kansas City Southern de México, S.A. de C.V. and its subsidiaries.

1.	Basis of Presentation
In the opinion of the management of KCSM, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring adjustments) necessary to fairly present the results for interim periods in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.
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

2.	New Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled in exchange for those goods or services. In April 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard. If approved, the new standard will become effective for the Company beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in this update. The standard will be effective for the Company beginning in the first quarter of 2016 and requires the Company to apply the new guidance on a retrospective basis on adoption. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

3.	Lease Termination Costs
During the three months ended March 31, 2015 and 2014, the Company purchased $53.7 million and $83.7 million, respectively, of equipment under existing operating leases and replacement equipment as certain operating leases expired. For the three months ended March 31, 2015 and 2014, the Company recognized $9.6 million and $16.3 million, respectively, of lease termination costs (included in operating expenses) due to the early termination of certain operating leases and the related purchase of the equipment.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

4.	Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	March 31, 2015	December 31, 2014
Land	$76.9	$76.9
Concession land rights	141.2	141.2
Road property	2,450.3	2,420.9
Equipment	872.9	782.9
Technology and other	47.1	43.8
Construction in progress	32.8	51.9
Total property	3,621.2	3,517.6
Accumulated depreciation and amortization	734.0	712.8
Property and equipment (including concession assets), net	$2,887.2	$2,804.8
Concession assets, net of accumulated amortization of $491.2 million and $483.1 million, totaled $2,008.0 million and $2,007.6 million at March 31, 2015 and December 31, 2014, respectively.

5.	Fair Value Measurements
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
The Company’s derivative financial instruments are measured at fair value on a recurring basis and consist of foreign currency forward and option contracts, which are classified as Level 2 instruments. The Company determines the fair value of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets, the contract terms, market currency exchange rates, and in the case of option contracts, volatility, the risk-free interest rate and the time to expiration. The fair value of the foreign currency derivative instruments was a liability of $13.2 million and $4.3 million at March 31, 2015 and December 31, 2014, respectively.
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable and accounts payable. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt, including related company debt, is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $1,228.5 million and $1,192.6 million at March 31, 2015 and December 31, 2014, respectively. The carrying value was $1,205.8 million and $1,193.9 million at March 31, 2015 and December 31, 2014, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as either Level 1 or Level 2 in the fair value hierarchy.

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

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of March 31, 2015, the Company did not expect any losses as a result of default of its counterparties.
Foreign Currency Derivative Instruments. The Company has net U.S. dollar-denominated liabilities (primarily debt) which, for Mexican income tax purposes, are subject to periodic revaluation based on changes in the value of the Mexican peso against the U.S. dollar. This revaluation creates fluctuations in the Company’s income tax expense and the amount of income taxes paid. The Company enters into foreign currency derivative contracts to hedge its exposure to this risk.
In the first quarter of 2015, the Company entered into foreign currency forward contracts with an aggregate notional amount of $300.0 million. These contracts mature on January 15, 2016, and obligate the Company to purchase a total of Ps.4,480.4 million at a weighted-average exchange rate of Ps.14.93 to each U.S. dollar. The Company also entered into several foreign currency option contracts known as zero-cost collars. These contracts involve the Company’s purchase of a Mexican peso call option and a simultaneous sale of a Mexican peso put option, with equivalent U.S. dollar notional amounts for each option and no net cash premium paid by the Company. These zero-cost collar contracts have an aggregate notional amount of $80.0 million. The zero-cost collar contracts mature on January 15, 2016, and have a weighted-average Mexican peso exchange call rate of Ps.15.90 to each U.S. dollar and a weighted-average Mexican peso exchange put rate of Ps.15.11 to each U.S. dollar.
In December 2014, the Company entered into foreign currency forward contracts with an aggregate notional amount of $300.0 million. These contracts matured on January 15, 2015, and obligated the Company to purchase a total of Ps.4,364.7 million at a weighted-average exchange rate of Ps.14.55 to each U.S. dollar. During January 2015, the Company entered into offsetting contracts with an aggregate notional amount of $298.8 million. These offsetting contracts matured on January 15, 2015, and obligated KCSM to sell a total of Ps.4,364.7 million at a weighted-average exchange rate of Ps.14.61 to each U.S. dollar.
The Company has not designated any of the foreign currency derivative contracts as hedging instruments for accounting purposes. The Company measures the foreign currency derivative contracts at fair value each period and recognizes any change in fair value in foreign exchange loss within the consolidated statements of comprehensive income.
The following table presents the fair value of derivative instruments included in the consolidated balance sheets (in millions):

	Derivative Liabilities
	Balance Sheet Location	March 31, 2015	December 31, 2014
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued liabilities	$12.5	$4.3
Foreign currency zero-cost collar contracts	Accounts payable and accrued liabilities	0.7	—
Total derivative liabilities		$13.2	$4.3
The following table presents the amounts included in the consolidated statements of comprehensive income (in millions):

	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three months ended
		March 31,
Derivatives not designated as hedging instruments:		2015	2014
Foreign currency forward contracts	Foreign exchange gain (loss)	$(9.4)	$3.2
Foreign currency zero-cost collar contracts	Foreign exchange gain (loss)	(0.7)	—
Total		$(10.1)	$3.2

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

7.	Stockholders’ Equity
During the first quarter of 2015, the Company paid cash dividends on its common stock of $293.9 million to the Company’s shareholders, all subsidiaries of KCS.

8.	Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), which could expire in 2047 unless extended, KCSM pays concession duty expense of 1.25% of gross revenues. For the three months ended March 31, 2015, the concession duty expense, which is recorded within materials and other in operating expenses, was $3.8 million, compared to $3.6 million for the same period in 2014.
Litigation. The Company is a party to various legal proceedings and administrative actions, all of which, except as set forth below, are of an ordinary, routine nature and incidental to its operations. KCSM aggressively defends these matters and has established liability provisions, which management believes are adequate to cover expected costs. Although it is not possible to predict with certainty the outcome of any legal proceeding, in the opinion of management, other than those proceedings described in detail below, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial statements.
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
Tax Contingencies. Tax returns are filed on a separate company basis and periods after 2008 remain open to examination by the taxing authorities. The Servicio de Administración Tributaria (the “SAT”), the Mexican equivalent of the U.S. Internal Revenue Service, is currently examining KCSM’s 2009 and 2010 tax returns. The Company is litigating a Value Added Tax (“VAT”) audit assessment from the SAT for the year ended December 31, 2005. The Company believes it is more likely than not that it will prevail in challenging the 2005 assessment. While the outcome of this matter cannot be predicted with certainty, the Company does not believe, when resolved, that this dispute will have a material effect on its consolidated financial statements. However, an unexpected adverse resolution could have a material effect on the consolidated financial statements in a particular quarter or fiscal year.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

The Company has not historically assessed VAT on international import transportation services provided to its customers based on a written ruling that the Company obtained from the SAT in 2008 stating that such services were exempt from VAT (the “2008 Ruling”). Notwithstanding the 2008 Ruling, in December 2013, the SAT unofficially informed the Company of an intended implementation of new criteria effective as of January 1, 2014, pursuant to which VAT would be assessed on all international import transportation services on the portion of the services provided within Mexico. Additionally, in November 2013, the SAT filed an action to nullify the 2008 Ruling, potentially exposing the application of the new criteria to open tax years. In February 2014, the Company filed an action opposing the SAT’s nullification action. While the SAT’s unofficial communication to the Company is not enforceable and the 2008 Ruling continues to be in effect, the Company notified its customers in December 2013 of the potential assessment of VAT on international import transportation services; however, implementation of any VAT assessment will depend on future developments and any guidance published by the SAT. Due to the pass-through nature of VAT assessed on services provided to customers, the Company does not believe any ultimate requirement to assess VAT on international import transportation services will have a significant effect on its consolidated financial statements. However, unexpected adverse implementation criteria imposed by the SAT for open tax years could have a material effect on the consolidated financial statements of the Company in a particular quarter or fiscal year.
Mexican Legislation. In January 2015, the Mexican Regulatory Railroad Service Law was published and became effective. While the Company continues to evaluate the Mexican government’s implementation of this legislation, the Company does not believe it will have a material effect on its consolidated financial statements.
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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness or further weakening in economic trends could have a significant impact on the collectability of KCSM’s receivables and its operating results. If the financial condition of KCSM’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at March 31, 2015.

9.	Subsequent Event
In April 2015, the Company entered into additional zero-cost collar contracts with an aggregate notional amount of $50.0 million. The zero-cost collar contracts mature on September 28, 2015 and have a weighted-average Mexican peso exchange call rate of Ps.15.60 to each U.S. dollar and a weighted-average Mexican peso exchange put rate of Ps.15.25 to each U.S. dollar.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: competition and consolidation within the transportation industry; the business environment in industries that produce and use items shipped by rail; revocation of KCSM’s concession; the termination of, or failure to renew, agreements with customers, other railroads and third parties; interest rates; access to capital; disruptions to the Company’s technology infrastructure, including its computer systems; natural events such as severe weather, hurricanes and floods; market and regulatory responses to climate change; credit risk of customers and counterparties and their failure to meet their financial obligations; legislative and regulatory developments and disputes; rail accidents or other incidents or accidents on KCSM’s rail network or at facilities or customer facilities involving the release of hazardous materials, including toxic inhalation hazards; fluctuation in prices or availability of key materials, in particular diesel fuel; dependency on certain key suppliers of core rail equipment; changes in securities and capital markets; loss of key personnel; labor difficulties, including strikes and work stoppages; insufficiency of insurance to cover lost revenue, profits or other damages; acts of terrorism or risk of terrorist activities; war or risk of war; domestic and international economic conditions; political and economic conditions in Mexico and the level of trade between Mexico and the United States; and the outcome of claims and litigation involving the Company or its subsidiaries. For more discussion about each risk factor, see Part I, Item 1A –“Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which is on file with the U.S. Securities and Exchange Commission (File No. 333-08322) and any updates contained herein. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the timing when, or by which, such performance or results will be achieved. As a result, actual outcomes or results could materially differ from those indicated in forward-looking statements. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements.
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
Overview
KCSM  operates a key commercial corridor of the Mexican railroad system, with the shortest, most direct rail passageway between Mexico City and Laredo, Texas. KCSM serves most of Mexico’s principal industrial cities and three of its major seaports through its 50-year concession (the “Concession”) from the Mexican government, which could expire in 2047 unless extended.  KCSM’s rail lines provide exclusive rail access to the United States and Mexico border crossing at Nuevo Laredo, Tamaulipas, the largest rail freight interchange point between the United States and Mexico. Under the Concession, KCSM has the right to control and operate the southern half of the rail bridge at Laredo, Texas, which spans the Rio Grande River between the United States and Mexico. KCSM’s ultimate parent, Kansas City Southern (“KCS”), controls the northern half of the bridge through its wholly-owned subsidiary, Mexrail, Inc.
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
Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	March 31,			March 31,			March 31,
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Chemical and petroleum	$58.7	$53.2	10%	25.1	23.7	6%	$2,339	$2,245	4%
Industrial and consumer products	63.2	69.2	(9%)	40.3	42.9	(6%)	1,568	1,613	(3%)
Agriculture and minerals	46.9	47.4	(1%)	23.6	24.0	(2%)	1,987	1,975	1%
Energy	7.8	7.3	7%	7.6	7.1	7%	1,026	1,028	—
Intermodal	61.5	53.9	14%	123.8	115.7	7%	497	466	7%
Automotive	48.4	47.6	2%	26.9	25.8	4%	1,799	1,845	(2%)
Carload revenues, carloads and units	286.5	278.6	3%	247.3	239.2	3%	$1,159	$1,165	(1%)
Other revenue	4.6	3.7	24%
Total revenues (i)	$291.1	$282.3	3%
(i) Included in revenues:
Fuel surcharge	$43.5	$42.0

Freight revenues include revenue for transportation services and fuel surcharges. KCSM’s fuel surcharge is a mechanism to adjust revenue based upon changing fuel prices. Fuel surcharges are calculated differently depending on the type of commodity transported. For most commodities, fuel surcharge is calculated using a fuel price from a prior time period that can be up to 60 days earlier. In a period of volatile fuel prices or changing customer business mix, changes in fuel expense and fuel surcharge may differ.
The following discussion provides an analysis of revenues by commodity group:
Chemical and petroleum. Revenues increased $5.5 million for the three months ended March 31, 2015, compared to the same period in 2014, due to a 6% increase in carload/unit volumes and a 4% increase in revenue per carload/unit. Petroleum volumes increased as a result of new business and plastics volumes increased due to lower commodity prices. Revenues per carload/unit increased due to positive pricing impacts, partially offset by the weakening of the Mexican peso against the U.S. dollar.
Industrial and consumer products. Revenues decreased $6.0 million for the three months ended March 31, 2015, compared to the same period in 2014, due to a 6% decrease in carload/unit volumes and a 3% decrease in revenue per carload/unit. Metals and scrap volumes decreased due to longer cycle times, higher imports from foreign sources, decline in new drilling operations in the United States and lower steel prices. In addition, other volumes decreased due to lost business. Revenues per carload/unit decreased due to the weakening of the Mexican peso against the U.S. dollar, partially offset by positive pricing impacts.
Agriculture and minerals. Revenues decreased $0.5 million for the three months ended March 31, 2015, compared to the same period in 2014, due to a 2% decrease in carload/unit volumes, partially offset by a 1% increase in revenue per carload/unit. Grain volumes decreased due to a temporary decline in cross border traffic into Mexico. Revenues per carload/unit increased due to positive pricing impacts, partially offset by the weakening of the Mexican peso against the U.S. dollar.

Energy. Revenues increased $0.5 million for the three months ended March 31, 2015, compared to the same period in 2014, due to a 7% increase in carload/unit volumes. Pet coke volume increased due to higher demand as a result of low prices. Revenues per carload/unit were flat as the weakening of the Mexican peso against the U.S. dollar and lower fuel surcharge were offset by positive pricing impacts.
Intermodal. Revenues increased $7.6 million for the three months ended March 31, 2015, compared to the same period in 2014, due to a 7% increase in carload/unit volumes and revenue per carload/unit. Volume growth was driven by trans-Pacific imports via the Port of Lazaro Cardenas. Revenue per carload/unit increased as a result of positive pricing impacts, increased average length of haul and higher fuel surcharge.
Automotive. Revenues increased $0.8 million for the three months ended March 31, 2015, compared to the same period in 2014, due to a 4% increase in carload/unit volumes, partially offset by a 2% decrease in revenue per carload/unit. Growth was driven by the opening of three automotive plants in Mexico during 2014 and an increase in import/export volumes through the Port of Lazaro Cardenas. Revenue per carload/unit decreased due to the weakening of the Mexican peso against the U.S. dollar, partially offset by positive pricing impacts and increased fuel surcharge.
Operating Expenses
Compensation and benefits. Compensation and benefits decreased $0.2 million for the three months ended March 31, 2015, compared to the same period in 2014, due to the weakening of the Mexican peso against the U.S. dollar, partially offset by annual salary rate increases and higher headcount.
Purchased services. Purchased services expense increased $2.5 million for the three months ended March 31, 2015 compared to the same period in 2014, due to increases in corporate expenses and equipment repairs, partially offset by the weakening of the Mexican peso against the U.S. dollar.
Fuel. Fuel expense increased $1.2 million for the three months ended March 31, 2015 compared to the same period in 2014, due to higher consumption, partially offset by lower diesel fuel prices, including the effects of the weakening of the Mexican peso against the U.S. dollar. The diesel fuel price was $3.05 for the three months ended March 31, 2015 compared to $3.11 for the same period in 2014.
Equipment costs. Equipment costs increased $1.3 million for the three months ended March 31, 2015 compared to the same period in 2014, due to an increase in car hire expense, partially offset by lower lease expense as a result of the purchase of equipment under existing operating leases and replacement equipment as certain operating leases expired.
Depreciation and amortization. Depreciation and amortization expense increased $0.6 million for the three months ended March 31, 2015 compared to the same period in 2014, due to a larger asset base, including the purchase of equipment under existing operating leases and replacement equipment as certain operating leases expired.
Materials and other. Materials and other expense increased $5.3 million for the three months ended March 31, 2015 compared to the same period in 2014, due to an increase in casualty expense, including derailment and claims expenses. In addition, the Company recognized a reduction in casualty expense in 2014 due to a favorable settlement of a claim. These increases were partially offset by the weakening of the Mexican peso against the U.S. dollar.
Lease termination costs. Lease termination costs were $9.6 million and $16.3 million for the three months ended March 31, 2015 and 2014, respectively, due to the early termination of certain operating leases and the related purchase of the equipment.
Non-Operating Income and Expenses
Equity in net earnings of unconsolidated affiliate. Equity in net earnings from the operations of Ferrocarril y Terminal del Valle de Mexico, S.A. de C.V. (“FTVM”) decreased $0.4 million for the three months ended March 31, 2015 compared to the same periods in 2014, due to lower operating income.
Interest expense. Interest expense decreased $0.7 million for the three months ended March 31, 2015 compared to the same period in 2014, due to lower average interest rates and average debt balances as a result of the Company’s refinancing activities during the first quarter of 2014. During the three months ended March 31, 2015, the average debt balances and average interest rates were $1,205.6 million and 3.3% compared to $1,222.6 million and 3.5%, respectively, for the same period in 2014.

Debt retirement costs. Debt retirement costs were $3.9 million for the three months ended March 31, 2014, related to the call premiums, original issue discounts and write-off unamortized debt issuance costs associated with the Company’s various debt refinancing and redemption activities. The Company did not incur debt retirement costs during the first quarter of 2015.
Foreign exchange gain (loss). For the three months ended March 31, 2015, foreign exchange loss was $9.8 million compared to a foreign exchange gain of $3.2 million for the same period in 2014. Foreign exchange gain (loss) includes the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos and the gain (loss) on foreign currency derivative contracts.
For the three months ended March 31, 2015, the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos resulted in a foreign exchange gain of $0.3 million and no foreign exchange gain or loss for the same period in 2014.
The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in its cash tax obligation due to changes in the value of the Mexican peso against the U.S dollar. For the three months ended March 31, 2015, foreign exchange loss on foreign currency derivative contracts was $10.1 million, compared to a gain of $3.2 million for the same period in 2014.
Income tax expense. Income tax expense decreased $2.7 million for the three months ended March 31, 2015, compared to the same period in 2014, due to a lower effective tax rate and lower pre-tax income. The components of the effective tax rates for the three months ended March 31, 2015, compared to the same period in 2014, are as follows:

	Three months ended
	March 31
	2015	2014
Statutory rate in effect	30.0%	30.0%
Tax effect of:
Foreign exchange (i)	(2.4%)	0.1%
Inflation and other, net	—	(0.3%)
Effective tax rate	27.6%	29.8%
(i) Income taxes are paid in Mexican pesos, and as a result, the effective income tax rate reflects fluctuations in the value of the Mexican peso against the U.S. dollar measured by the forward exchange rate. Most significantly, any gain or loss from the revaluation of net U.S. dollar-denominated monetary liabilities (primarily debt) into Mexican pesos is included in Mexican taxable income under Mexican tax law. As a result, a strengthening of the Mexican peso against the U.S. dollar for the reporting period will generally increase the Mexican cash tax obligation and the effective income tax rate, and a weakening of the Mexican peso against the U.S. dollar for the reporting period will generally decrease the Company's cash tax obligation and the effective tax rate. To hedge its exposure to this risk, the Company enters into foreign currency derivative contracts, which are measured at fair value each period and any change in fair value is recognized in foreign exchange gain (loss) within the consolidated statements of comprehensive income as described above. Refer to Note 6 Derivative Instruments for more information.
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
(b) Changes in Internal Control over Financial Reporting.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
For information related to the Company’s legal proceedings, see Note 8 “Commitments and Contingencies,” under Part I, Item 1, of this quarterly report on Form 10-Q.

Item 1A.	Risk Factors
There were no material changes during the quarter to the Risk Factors disclosed in Item 1A, “Risk Factors,” in KCSM’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

101
The following unaudited financial information from Kansas City Southern de México, S.A. de C.V.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (ii) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on April 21, 2015.

Kansas City Southern de México, S.A. de C.V.

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Chief Financial Officer
(Principal Financial Officer)

/s/ MARY K. STADLER
Mary K. Stadler
Chief Accounting Officer
(Principal Accounting Officer)