Form 10-Q
period 2015-06-30
Kansas City Southern de Mexico, S.A. de C.V.
filed 2015-07-17
CIK 1055294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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
Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable. 100% of the common stock of Kansas City Southern de México, S.A. de C.V. outstanding as of July 17, 2015 is held by Kansas City Southern.
Kansas City Southern de México, S.A. de C.V. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Form 10-Q
June 30, 2015

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In millions) (Unaudited)
Revenues	$298.4	$305.5	$589.5	$587.8
Operating expenses:
Compensation and benefits	30.2	34.5	61.8	66.3
Purchased services	37.8	38.6	76.8	75.1
Fuel	50.2	54.6	101.2	104.4
Equipment costs	18.6	15.9	36.3	32.3
Depreciation and amortization	29.5	28.4	57.9	56.2
Materials and other	16.4	16.9	37.3	32.5
Lease termination costs	—	3.8	9.6	20.1
Total operating expenses	182.7	192.7	380.9	386.9
Operating income	115.7	112.8	208.6	200.9
Equity in net earnings of unconsolidated affiliate	0.7	1.1	1.2	2.0
Interest expense	(9.8)	(10.3)	(19.8)	(21.0)
Debt retirement costs	—	—	—	(3.9)
Foreign exchange gain (loss)	(9.8)	5.3	(19.6)	8.5
Other income (expense), net	0.1	(2.1)	0.3	(2.1)
Income before income taxes	96.9	106.8	170.7	184.4
Income tax expense	22.2	31.5	42.6	54.6
Net income	74.7	75.3	128.1	129.8
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax of $0.0 million for all periods presented	(0.4)	—	(0.8)	—
Comprehensive income	$74.3	$75.3	$127.3	$129.8

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(In millions, except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32.4	$311.6
Accounts receivable, net	109.4	93.6
Related company receivables	27.0	30.2
Materials and supplies	48.8	29.8
Deferred income taxes	3.9	8.9
Other current assets	57.7	92.2
Total current assets	279.2	566.3
Investments	14.3	14.7
Property and equipment (including concession assets), net	2,924.5	2,804.8
Other assets	18.2	21.0
Total assets	$3,236.2	$3,406.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Debt due within one year	$20.0	$19.7
Accounts payable and accrued liabilities	105.7	61.6
Related company payables	37.4	61.1
Total current liabilities	163.1	142.4
Long-term debt	1,093.6	1,103.5
Related company debt	57.0	70.7
Deferred income taxes	114.6	116.8
Other noncurrent liabilities and deferred credits	22.4	21.3
Total liabilities	1,450.7	1,454.7
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 4,785,510,235 shares authorized and outstanding, issued without par value	286.1	286.1
Additional paid-in capital	243.6	243.6
Retained earnings	1,261.7	1,427.5
Accumulated other comprehensive loss	(5.9)	(5.1)
Total stockholders’ equity	1,785.5	1,952.1
Total liabilities and stockholders’ equity	$3,236.2	$3,406.8

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2015	2014
	(In millions) (Unaudited)
Operating activities:
Net income	$128.1	$129.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57.9	56.2
Deferred income taxes	2.8	5.4
Equity in net earnings of unconsolidated affiliate	(1.2)	(2.0)
Distributions from unconsolidated affiliate	0.8	1.5
Debt retirement costs	—	3.9
Changes in working capital items:
Accounts receivable	(15.8)	(19.7)
Related companies	15.8	(4.4)
Materials and supplies	(18.7)	(1.9)
Other current assets	(0.4)	1.3
Accounts payable and accrued liabilities	47.3	12.2
Other, net	(1.1)	0.3
Net cash provided by operating activities	215.5	182.6
Investing activities:
Capital expenditures	(123.4)	(76.5)
Purchase or replacement of equipment under operating leases	(61.3)	(98.2)
Proceeds from disposal of property	1.8	4.4
Other, net	1.1	1.1
Net cash used for investing activities	(181.8)	(169.2)
Financing activities:
Proceeds from issuance of long-term debt	40.0	—
Repayment of long-term debt	(49.7)	(72.7)
Proceeds from related company debt	14.0	15.6
Repayment of related company debt	(23.3)	—
Dividends paid	(293.9)	—
Debt costs	—	(3.1)
Net cash used for financing activities	(312.9)	(60.2)
Cash and cash equivalents:
Net decrease during each period	(279.2)	(46.8)
At beginning of year	311.6	224.8
At end of period	$32.4	$178.0

See accompanying notes to consolidated financial statements.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements

For the purposes of this report, unless the context otherwise requires, all references herein to “KCSM” and the “Company” refers to Kansas City Southern de México, S.A. de C.V. and its subsidiaries.

1.	Basis of Presentation
In the opinion of the management of KCSM, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal and recurring adjustments) necessary to fairly present the results for interim periods in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.
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
In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in this update. The standard will be effective for the Company beginning in the first quarter of 2016 and requires the Company to apply the new guidance on a retrospective basis on adoption. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

3.	Lease Termination Costs
During the six months ended June 30, 2015 and 2014, the Company purchased $61.3 million and $96.8 million, respectively, of equipment under existing operating leases and replacement equipment as certain operating leases expired. The Company did not incur lease termination costs for the three months ended June 30, 2015, and for the three months ended June 30, 2014, recognized $3.8 million of lease termination costs (included in operating expenses) due to the early termination of certain operating leases and the related purchase of the equipment. For the six months ended June 30, 2015 and 2014, the Company recognized $9.6 million and $20.1 million, respectively, of lease termination costs.

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

4.	Property and Equipment (including Concession Assets)
Property and equipment, including concession assets, and related accumulated depreciation and amortization are summarized below (in millions):

	June 30, 2015	December 31, 2014
Land	$76.9	$76.9
Concession land rights	141.2	141.2
Road property	2,474.8	2,420.9
Equipment	913.4	782.9
Technology and other	47.0	43.8
Construction in progress	27.9	51.9
Total property	3,681.2	3,517.6
Accumulated depreciation and amortization	756.7	712.8
Property and equipment (including concession assets), net	$2,924.5	$2,804.8
Concession assets, net of accumulated amortization of $501.4 million and $483.1 million, totaled $2,010.7 million and $2,007.6 million at June 30, 2015 and December 31, 2014, respectively.

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
The Company’s derivative financial instruments are measured at fair value on a recurring basis and consist of foreign currency forward and option contracts, which are classified as Level 2 instruments. The Company determines the fair value of its derivative financial instrument positions based upon pricing models using inputs observed from actively quoted markets, the contract terms, market currency exchange rates, and in the case of option contracts, volatility, the risk-free interest rate and the time to expiration. The fair value of the foreign currency derivative instruments was a liability of $22.5 million and $4.3 million at June 30, 2015 and December 31, 2014, respectively.
The Company’s short-term financial instruments include cash and cash equivalents, accounts receivable and accounts payable. The carrying value of the short-term financial instruments approximates their fair value.
The fair value of the Company’s debt, including related company debt, is estimated using quoted market prices when available. When quoted market prices are not available, fair value is estimated based on current market interest rates for debt with similar maturities and credit quality. The fair value of the Company’s debt was $1,165.6 million and $1,192.6 million at June 30, 2015 and December 31, 2014, respectively. The carrying value was $1,170.6 million and $1,193.9 million at June 30, 2015 and December 31, 2014, respectively. If the Company’s debt were measured at fair value, the fair value measurements of the individual debt instruments would have been classified as either Level 1 or Level 2 in the fair value hierarchy.

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

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

Credit Risk. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company manages this risk by limiting its counterparties to large financial institutions which meet the Company’s credit rating standards and have an established banking relationship with the Company. As of June 30, 2015, the Company did not expect any losses as a result of default of its counterparties.
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
In the first quarter of 2015, the Company entered into foreign currency forward contracts with an aggregate notional amount of $300.0 million. These contracts mature on January 15, 2016, and obligate the Company to purchase a total of Ps.4,480.4 million at a weighted-average exchange rate of Ps.14.93 to each U.S. dollar. In the first half of 2015, the Company also entered into several foreign currency option contracts known as zero-cost collars. These contracts involve the Company’s purchase of a Mexican peso call option and a simultaneous sale of a Mexican peso put option, with equivalent U.S. dollar notional amounts for each option and no net cash premium paid by the Company. Zero-cost collar contracts with an aggregate notional amount of $50.0 million and $80.0 million will mature on September 28, 2015 and January 15, 2016, respectively. The zero-cost collar contracts have a weighted-average Mexican peso call rate of Ps.15.79 to each U.S. dollar and a weighted-average Mexican peso put rate of Ps.15.16 to each U.S. dollar.
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
The following table presents the fair value of derivative instruments included in the consolidated balance sheets (in millions):

	Derivative Liabilities
	Balance Sheet Location	June 30, 2015	December 31, 2014
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accounts payable and accrued liabilities	$19.4	$4.3
Foreign currency zero-cost collar contracts	Accounts payable and accrued liabilities	3.1	—
Total derivative liabilities		$22.5	$4.3
The following table presents the amounts included in the consolidated statements of comprehensive income (in millions):

	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
		Three months ended		Six months ended
		June 30,		June 30,
Derivatives not designated as hedging instruments:		2015	2014	2015	2014
Foreign currency forward contracts	Foreign exchange gain (loss)	$(6.9)	$5.5	$(16.3)	$8.7
Foreign currency zero-cost collar contracts	Foreign exchange gain (loss)	(2.4)	—	(3.1)	—
Total		$(9.3)	$5.5	$(19.4)	$8.7

Kansas City Southern de México, S.A. de C.V. and Subsidiaries
Notes to Consolidated Financial Statements—(Continued)

7.	Stockholders’ Equity
During the first quarter of 2015, the Company paid cash dividends on its common stock of $293.9 million to the Company’s shareholders, all subsidiaries of KCS.

8.	Commitments and Contingencies
Concession Duty. Under KCSM’s 50-year railroad concession from the Mexican government (the “Concession”), which could expire in 2047 unless extended, KCSM pays concession duty expense of 1.25% of gross revenues. For the three and six months ended June 30, 2015, the concession duty expense, which is recorded within materials and other in operating expenses, was $3.9 million and $7.7 million, respectively, compared to $4.0 million and $7.6 million for the same periods in 2014.
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
Credit Risk. The Company continually monitors risks related to economic changes and certain customer receivables concentrations. Significant changes in customer concentration or payment terms, deterioration of customer creditworthiness or further weakening in economic trends could have a significant impact on the collectability of KCSM’s receivables and its operating results. If the financial condition of KCSM’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required. The Company has recorded provisions for uncollectability based on its best estimate at June 30, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion below, as well as other portions of this Form 10-Q, contain forward-looking statements that are not based upon historical information. Readers can identify these forward-looking statements by the use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. Such forward-looking statements are based upon information currently available to management and management’s perception thereof as of the date of this Form 10-Q. However, such statements are dependent on and, therefore, can be influenced by, a number of external variables over which management has little or no control, including: competition and consolidation within the transportation industry; the business environment in industries that produce and use items shipped by rail; revocation of KCSM’s concession; the termination of, or failure to renew, agreements with customers, other railroads and third parties; interest rates; access to capital; disruptions to the Company’s technology infrastructure, including its computer systems; natural events such as severe weather, hurricanes and floods; market and regulatory responses to climate change; credit risk of customers and counterparties and their failure to meet their financial obligations; legislative and regulatory developments and disputes; rail accidents or other incidents or accidents on KCSM’s rail network or at facilities or customer facilities involving the release of hazardous materials, including toxic inhalation hazards; fluctuation in prices or availability of key materials, in particular diesel fuel; dependency on certain key suppliers of core rail equipment; changes in securities and capital markets; availability of qualified personnel; labor difficulties, including strikes and work stoppages; insufficiency of insurance to cover lost revenue, profits or other damages; acts of terrorism or risk of terrorist activities; war or risk of war; domestic and international economic conditions; political and economic conditions in Mexico and the level of trade between Mexico and the United States; increased demand and traffic congestion; the outcome of claims and litigation involving the Company or its subsidiaries; and the other factors of business affecting the operations of business. For more discussion about each risk factor, see Part I, Item 1A –“Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which is on file with the U.S. Securities and Exchange Commission (File No. 333-08322) and any updates contained herein. Readers are strongly encouraged to consider these factors when evaluating forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the timing when, or by which, such performance or results will be achieved. As a result, actual outcomes or results could materially differ from those indicated in forward-looking statements. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements.
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
Revenues
The following summarizes revenues (in millions), carload/unit statistics (in thousands) and revenue per carload/unit:

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Three Months Ended			Three Months Ended			Three Months Ended
	June 30,			June 30,			June 30,
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Chemical and petroleum	$61.3	$57.8	6%	25.9	26.0	—	$2,367	$2,223	6%
Industrial and consumer products	64.5	70.3	(8%)	40.5	44.4	(9%)	1,593	1,583	1%
Agriculture and minerals	49.6	51.8	(4%)	25.5	25.9	(2%)	1,945	2,000	(3%)
Energy	7.1	7.7	(8%)	7.1	7.6	(7%)	1,000	1,013	(1%)
Intermodal	62.4	60.6	3%	124.1	125.6	(1%)	503	482	4%
Automotive	48.7	52.4	(7%)	26.3	27.2	(3%)	1,852	1,926	(4%)
Carload revenues, carloads and units	293.6	300.6	(2%)	249.4	256.7	(3%)	$1,177	$1,171	1%
Other revenue	4.8	4.9	(2%)
Total revenues (i)	$298.4	$305.5	(2%)
(i) Included in revenues:
Fuel surcharge	$42.2	$46.3

	Revenues			Carloads and Units			Revenue per Carload/Unit
	Six Months Ended			Six Months Ended			Six Months Ended
	June 30,			June 30,			June 30,
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Chemical and petroleum	$120.0	$111.0	8%	50.9	49.7	2%	$2,358	$2,233	6%
Industrial and consumer products	127.8	139.5	(8%)	80.8	87.3	(7%)	1,582	1,598	(1%)
Agriculture and minerals	96.5	99.2	(3%)	49.1	49.9	(2%)	1,965	1,988	(1%)
Energy	14.9	15.0	(1%)	14.8	14.7	1%	1,007	1,020	(1%)
Intermodal	123.8	114.5	8%	247.9	241.3	3%	499	475	5%
Automotive	97.1	100.0	(3%)	53.2	53.0	—	1,825	1,887	(3%)
Carload revenues, carloads and units	580.1	579.2	—	496.7	495.9	—	$1,168	$1,168	—
Other revenue	9.4	8.6	9%
Total revenues (i)	$589.5	$587.8	—
(i) Included in revenues:
Fuel surcharge	$85.7	$88.3

Freight revenues include revenue for transportation services. Certain rates for transportation services are adjusted for changes in fuel prices. In Mexico, this adjustment to the rate for the service is referred to as the “reducción del descuento de la tarifa por la variación del precio del combustible,” or reduction of the discount rate for variation of fuel prices. For purposes of this report, these adjustments will be referred to as “fuel surcharge”. For most commodities, fuel surcharge is calculated using a fuel price from a prior time period that can be up to 60 days earlier. In a period of volatile fuel prices or changing customer business mix, changes in fuel expense and fuel surcharge may differ.
The following discussion provides an analysis of revenues by commodity group:
Chemical and petroleum. Revenues increased $3.5 million for the three months ended June 30, 2015, compared to the same period in 2014, due to a 6% increase in revenue per carload/unit. Revenues increased $9.0 million for the six months ended June 30, 2015, compared to the same period in 2014, due to a 6% increase in revenue per carload/unit and a 2% increase in carload/unit volumes. Petroleum volumes increased as a result of new business and plastics volumes increased due to lower commodity prices. Chemical volumes decreased in the second quarter of 2015 due to service-related issues. Revenue per carload/unit increased due to positive pricing impacts, partially offset by the weakening of the Mexican peso against the U.S. dollar.
Industrial and consumer products. Revenues decreased $5.8 million for the three months ended June 30, 2015, compared to the same period in 2014, due to a 9% decrease in carload/unit volumes, partially offset by a 1% increase in revenue per carload/unit. Revenues decreased $11.7 million for the six months ended June 30, 2015, compared to the same period in 2014, due to a 7% decrease in carload/unit volumes and a 1% decrease in revenue per carload/unit. Metals and scrap volumes decreased due to service-related issues, higher imports from foreign sources, decline in new drilling operations in the United States and lower steel prices. In addition, other volumes decreased in the second quarter of 2015 due to service-related issues. Revenue per carload/unit increased for the three months ended June 30, 2015, compared to the same period in 2014, due to positive pricing impacts, partially offset by the weakening of the Mexican peso against the U.S. dollar. Revenue per carload/unit decreased for the six months ended June 30, 2015, compared to the same period in 2014, due to the weakening of the Mexican peso against the U.S. dollar, partially offset by positive pricing impacts.
Agriculture and minerals. Revenues decreased $2.2 million for the three months ended June 30, 2015, compared to the same period in 2014, due to a 3% decrease in revenue per carload/unit and a 2% decrease in carload/unit volumes. Revenues decreased $2.7 million for the six months ended June 30, 2015, compared to the same period in 2014, due to a 2% decrease in carload/unit volumes and a 1% decrease in revenue per carload/unit. A temporary decline in cross border traffic into Mexico and service-related issues contributed to decreased grain volumes in the first half of 2015. Revenue per carload/unit decreased due the weakening of the Mexican peso against the U.S. dollar and lower fuel surcharge, partially offset by positive pricing impacts.
Energy. Revenues decreased $0.6 million for the three months ended June 30, 2015, compared to the same period in 2014, due to a 7% decrease in carload/unit volumes and a 1% decrease in revenue per carload/unit. Revenues decreased $0.1 million for the six months ended June 30, 2015, compared to the same period in 2014, due to a 1% decrease in revenue per carload/unit, offset by a 1% increase in carload/unit volumes. Pet coke volumes increased in the first quarter of 2015 due to higher demand as a result of low prices. Sand volumes decreased in the second quarter of 2015 due to production issues in glass manufacturing. Revenue per carload/unit decreased due to the weakening of the Mexican peso against the U.S. dollar and lower fuel surcharge, partially offset by positive pricing impacts.
Intermodal. Revenues increased $1.8 million for the three months ended June 30, 2015, compared to the same period in 2014, due to a 4% increase in revenue per carload/unit, partially offset by a 1% decrease in carload/unit volumes. Revenues increased $9.3 million for the six months ended June 30, 2015, compared to the same period in 2014, due to a 5% increase in revenue per carload/unit and a 3% increase in carload/unit volumes. Volume growth driven by trans-Pacific imports via the Port of Lazaro Cardenas was partially offset by lower cross border volumes in the second quarter of 2015 due to service-related issues. Revenue per carload/unit increased due to higher fuel surcharge and positive pricing impacts.
Automotive. Revenues decreased $3.7 million for the three months ended June 30, 2015, compared to the same period in 2014, due to a 4% decrease in revenue per carload/unit and a 3% decrease in carload/unit volumes. Revenues decreased $2.9 million for the six months ended June 30, 2015, compared to the same period in 2014, due to 3% decrease in revenue per carload/unit. Revenue per carload/unit decreased due to the weakening of the Mexican peso against the U.S. dollar, partially offset by positive pricing impacts and increased fuel surcharge. Volumes decreased in the second quarter of 2015 due to service-related issues.

Operating Expenses
Compensation and benefits. Compensation and benefits decreased $4.3 million and $4.5 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, due to the weakening of the Mexican peso against the U.S. dollar and lower incentive compensation, partially offset by growth in headcount and annual salary rate increases.
Purchased services. Purchased services expense decreased $0.8 million for the three months ended June 30, 2015 and increased $1.7 million for the six months ended June 30, 2015, compared to the same periods in 2014. The decrease for the three months ended June 30, 2015 is due to the timing of track maintenance, renegotiation of a maintenance contract, and the weakening of the Mexican peso against the U.S. dollar. These decreases were partially offset by an increase in corporate expenses. Purchased services expense increased $1.7 million for the six months ended June 30, 2015, due to an increase in equipment repairs in the first quarter of 2015.
Fuel. Fuel expense decreased $4.4 million and $3.2 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, due to the effects of the weakening of the Mexican peso against the U.S. dollar and lower diesel fuel prices. The average price per gallon, including the effects of the weakening of the Mexican peso against the U.S. dollar was $2.95 and $3.00 for the three and six months ended June 30, 2015, respectively, compared to $3.23 and $3.17 for the same periods in 2014.
Equipment costs. Equipment costs increased $2.7 million and $4.0 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, due to longer cycle times as a result of service-related issues, partially offset by lower lease expense as a result of the purchase of equipment under existing operating leases and replacement equipment as certain operating leases expired during 2014.
Depreciation and amortization. Depreciation and amortization expense increased $1.1 million and $1.7 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, due to a larger asset base, including the purchase of equipment under existing operating leases and replacement equipment as certain operating leases expired.
Materials and other. Materials and other expense decreased $0.5 million for the three months ended June 30, 2015, compared to the same period in 2014, due to a decrease in employee expenses. Materials and other expense increased $4.8 million for the six months ended June 30, 2015, compared to the same period in 2014, due to a reduction in casualty expense in 2014 as a result of a favorable settlement of a claim and higher derailment activity during the first quarter of 2015. These increases were partially offset by the weakening of the Mexican peso against the U.S. dollar and a decrease in employee expenses.
Lease termination costs. Lease termination costs were $9.6 million for the six months ended June 30, 2015, compared to$3.8 million and $20.1 million for the three and six months ended June 30, 2014, respectively, due to the early termination of certain operating leases and the related purchase of the equipment. The Company did not incur lease termination costs for the three months ended June 30, 2015.
Non-Operating Income and Expenses
Equity in net earnings of unconsolidated affiliate. Equity in net earnings from the operations of Ferrocarril y Terminal del Valle de Mexico, S.A. de C.V. (“FTVM”) decreased $0.4 million and $0.8 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, due to higher operating expenses.
Interest expense. Interest expense decreased $0.5 million and $1.2 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, due to lower average debt balances, including related company debt. During the three and six months ended June 30, 2015, the average debt balances were $1,176.8 million and $1,191.2 million, respectively, compared to $1,209.3 million and $1,216.0 million for the same periods in 2014. Average interest rates during the three and six months ended June 30, 2015 were 3.2%, compared to 3.3% and 3.4% for the same periods in 2014.
Debt retirement costs. The Company did not incur debt retirement costs during the first half of 2015 and during the three months ended June 30, 2014. For the six months ended June 30, 2014, debt retirement costs were $3.9 million, related to the call premiums, original issue discounts and write-off of unamortized debt issuance costs associated with the Company’s debt refinancing and redemption activities.

Foreign exchange gain (loss). For the three and six months ended June 30, 2015, foreign exchange loss was $9.8 million and $19.6 million, respectively, compared to a foreign exchange gain of $5.3 million and $8.5 million for the same periods in 2014. Foreign exchange gain (loss) includes the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos and the gain (loss) on foreign currency derivative contracts.
For the three and six months ended June 30, 2015, the re-measurement and settlement of monetary assets and liabilities denominated in Mexican pesos resulted in a foreign exchange loss of $0.5 million and $0.2 million, respectively, compared to a foreign exchange loss of $0.2 million for the same periods in 2014.
The Company enters into foreign currency derivative contracts to hedge its net exposure to fluctuations in its cash tax obligation due to changes in the value of the Mexican peso against the U.S. dollar. For the three and six months ended June 30, 2015, foreign exchange loss on foreign currency derivative contracts was $9.3 million and $19.4 million, respectively, compared to a gain of $5.5 million and $8.7 million for the same periods in 2014.
Income tax expense. Income tax expense decreased $9.3 million and $12.0 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, due to a lower effective tax rate and lower pre-tax income. The components of the effective tax rates for the three and six months ended June 30, 2015, compared to the same periods in 2014, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Statutory rate in effect	30.0%	30.0%	30.0%	30.0%
Tax effect of:
Foreign exchange (i)	(6.9%)	2.1%	(4.9%)	1.2%
Inflation and other, net	(0.2%)	(0.9%)	(0.1%)	(0.6%)
Change in valuation allowance	—	(1.7%)	—	(1.0%)
Effective tax rate	22.9%	29.5%	25.0%	29.6%
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
Liquidity and Capital Resources
Omitted pursuant to General Instruction H(2)(a) of Form 10-Q.
Other Matters
KCSM Servicios provides employee services to KCSM, and KCSM pays KCSM Servicios market-based rates for these services. KCSM Servicios’ union employees are covered by one labor agreement, which was signed on April 16, 2012, between KCSM Servicios and the Sindicato de Trabajadores Ferrocarrileros de la República Mexicana (“Mexican Railroad Union”), for an indefinite period of time, for the purpose of regulating the relationship between the parties. Approximately 80% of KCSM Servicios employees are covered by this labor agreement. The compensation terms under this labor agreement are subject to renegotiation on an annual basis and all other benefits are subject to negotiation every two years. The union labor negotiations with the Mexican Railroad Union have not historically resulted in any strike, boycott or other disruption in KCSM’s business operations. On July 1, 2015, the negotiation of compensation terms and all other benefits was initiated with the Mexican Railroad Union. The anticipated resolution of this negotiation is not expected to have a material impact to the consolidated financial statements.

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
(b) Changes in Internal Control over Financial Reporting.
There have not been any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101
The following unaudited financial information from Kansas City Southern de México, S.A. de C.V.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (ii) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacities indicated on July 17, 2015.

Kansas City Southern de México, S.A. de C.V.

/s/ MICHAEL W. UPCHURCH
Michael W. Upchurch
Chief Financial Officer
(Principal Financial Officer)

/s/ MARY K. STADLER
Mary K. Stadler
Chief Accounting Officer
(Principal Accounting Officer)